Form 10-Q
period 2023-06-30
TRUSTMARK CORP
filed 2023-08-07
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, there were 61,070,095 shares outstanding of the registrant’s common stock (no par value).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$832,052	$734,787
Federal funds sold and securities purchased under reverse repurchase agreements	—	4,000
Securities available for sale, at fair value (amortized cost: $2,107,609 - 2023 $2,270,709 - 2022; allowance for credit losses (ACL): $0)	1,871,883	2,024,082
Securities held to maturity, net of ACL of $0 (fair value: $1,366,377 - 2023; $1,406,589 - 2022)	1,458,665	1,494,514
Loans held for sale (LHFS)	181,094	135,226
Loans held for investment (LHFI)	12,613,967	12,204,039
Less ACL, LHFI	129,298	120,214
Net LHFI	12,484,669	12,083,825
Premises and equipment, net	227,630	212,365
Mortgage servicing rights (MSR)	134,350	129,677
Goodwill	384,237	384,237
Identifiable intangible assets, net	3,222	3,640
Other real estate, net	1,137	1,986
Operating lease right-of-use assets	38,179	36,301
Other assets	805,508	770,838
Total Assets	$18,422,626	$18,015,478

Liabilities
Deposits:
Noninterest-bearing	$3,461,073	$4,093,771
Interest-bearing	11,452,827	10,343,877
Total deposits	14,913,900	14,437,648
Federal funds purchased and securities sold under repurchase agreements	311,179	449,331
Other borrowings	1,056,714	1,050,938
Subordinated notes	123,372	123,262
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	34,841	36,838
Operating lease liabilities	40,845	38,932
Other liabilities	308,726	324,405
Total Liabilities	16,851,433	16,523,210

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 61,069,036 shares - 2023; 60,977,686 shares - 2022	12,724	12,705
Capital surplus	156,834	154,645
Retained earnings	1,667,339	1,600,321
Accumulated other comprehensive income (loss), net of tax	(265,704)	(275,403)
Total Shareholders' Equity	1,571,193	1,492,268
Total Liabilities and Shareholders' Equity	$18,422,626	$18,015,478

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest Income
Interest and fees on LHFS & LHFI	$189,573	$100,139	$365,082	$190,414
Interest and fees on PPP loans	—	184	—	352
Interest on securities:
Taxable	16,779	14,561	33,540	26,918
Tax exempt	54	85	127	181
Interest on federal funds sold and securities purchased under reverse repurchase agreements	45	1	75	1
Other interest income	12,077	2,214	18,604	3,031
Total Interest Income	218,528	117,184	417,428	220,897
Interest Expense
Interest on deposits	54,409	2,774	95,307	5,534
Interest on federal funds purchased and securities sold under repurchase agreements	4,865	70	9,697	140
Other interest expense	19,350	1,664	34,925	3,203
Total Interest Expense	78,624	4,508	139,929	8,877
Net Interest Income	139,904	112,676	277,499	212,020
Provision for credit losses (PCL), LHFI	8,211	2,716	11,455	1,856
PCL, off-balance sheet credit exposures	245	(1,568)	(1,997)	(2,674)
Net Interest Income After PCL	131,448	111,528	268,041	212,838
Noninterest Income
Service charges on deposit accounts	10,695	10,226	21,031	19,677
Bank card and other fees	8,917	10,167	16,720	18,609
Mortgage banking, net	6,600	8,149	14,239	18,022
Insurance commissions	14,764	13,702	29,069	27,791
Wealth management	8,882	9,102	17,662	18,156
Other, net	3,695	1,907	6,209	5,113
Total Noninterest Income	53,553	53,253	104,930	107,368
Noninterest Expense
Salaries and employee benefits	75,940	71,679	149,996	141,264
Services and fees (1)	28,264	25,659	53,690	50,973
Net occupancy - premises	7,108	6,892	14,737	13,971
Equipment expense	6,404	6,047	12,809	12,108
Other expense (1)	14,502	13,490	29,313	26,970
Total Noninterest Expense	132,218	123,767	260,545	245,286
Income Before Income Taxes	52,783	41,014	112,426	74,920
Income taxes	7,746	6,730	17,089	11,425
Net Income	$45,037	$34,284	$95,337	$63,495

Earnings Per Share
Basic	$0.74	$0.56	$1.56	$1.03
Diluted	$0.74	$0.56	$1.56	$1.03

(1) During the first quarter of 2023, Trustmark reclassified its debit card transaction fees from other expense to services and fees.

The prior periods have been reclassified accordingly.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income per consolidated statements of income	$45,037	$34,284	$95,337	$63,495
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(14,723)	(33,397)	8,407	(150,150)
Change in net unrealized holding loss on securities transferred to held to maturity	2,955	(25,338)	5,849	(24,938)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	20	21	41	41
Recognized net loss due to lump sum settlement	—	—	19	—
Change in net actuarial loss	52	228	110	465
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(14,625)	—	(9,923)	—
Reclassification adjustment for (gain) loss realized in net income	2,998	—	5,196	—
Other comprehensive income (loss), net of tax	(23,323)	(58,486)	9,699	(174,582)
Comprehensive income (loss)	$21,714	$(24,202)	$105,036	$(111,087)

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2023	60,977,686	$12,705	$154,645	$1,600,321	$(275,403)	$1,492,268
Net income per consolidated statements of income	—	—	—	50,300	—	50,300
Other comprehensive income (loss), net of tax	—	—	—	—	33,022	33,022
Common stock dividends paid ($0.23 per share)	—	—	—	(14,158)	—	(14,158)
Shares withheld to pay taxes, long-term incentive plan	70,830	15	(1,063)	—	—	(1,048)
Compensation expense, long-term incentive plan	—	—	1,715	—	—	1,715
Balance, March 31, 2023	61,048,516	12,720	155,297	1,636,463	(242,381)	1,562,099
Net income per consolidated statements of income	—	—	—	45,037	—	45,037
Other comprehensive income (loss), net of tax	—	—	—	—	(23,323)	(23,323)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,161)	—	(14,161)
Shares withheld to pay taxes, long-term incentive plan	20,520	4	(26)	—	—	(22)
Compensation expense, long-term incentive plan	—	—	1,563	—	—	1,563
Balance, June 30, 2023	61,069,036	$12,724	$156,834	$1,667,339	$(265,704)	$1,571,193

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

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income per consolidated statements of income	$95,337	$63,495
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	9,458	(818)
Depreciation and amortization	16,448	20,685
Net amortization of securities	3,331	6,672
Gains on sales of loans, net	(6,749)	(14,971)
Compensation expense, long-term incentive plan	3,278	2,485
Deferred income tax provision	(380)	9,100
Proceeds from sales of loans held for sale	556,031	726,028
Purchases and originations of loans held for sale	(613,829)	(643,267)
Originations of mortgage servicing rights	(6,602)	(10,159)
Earnings on bank-owned life insurance	(2,531)	(2,417)
Net change in other assets	(7,525)	982
Net change in other liabilities	8,848	23,876
Other operating activities, net	(28,779)	(31,022)
Net cash from operating activities	26,336	150,669

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	52,451	69,807
Proceeds from maturities, prepayments and calls of securities available for sale	160,240	253,655
Purchases of securities held to maturity	(8,967)	(555,191)
Purchases of securities available for sale	—	(209,100)
Net proceeds from bank-owned life insurance	(27)	307
Net change in federal funds sold and securities purchased under reverse repurchase agreements	4,000	—
Net change in member bank stock	(20,248)	(112)
Net change in LHFI and PPP loans	(412,869)	(674,854)
Purchases of premises and equipment	(25,594)	(13,881)
Proceeds from sales of premises and equipment	1,815	4,926
Proceeds from sales of other real estate	1,154	1,413
Purchases of software	(4,955)	(3,664)
Investments in tax credit and other partnerships	(9,237)	(16,176)
Net cash from investing activities	(262,237)	(1,142,870)

Financing Activities
Net change in deposits	476,252	(316,992)
Net change in federal funds purchased and securities sold under repurchase agreements	(138,152)	(168,420)
Net change in short-term borrowings	25,000	—
Payments on long-term FHLB advances	(10)	(9)
Payments under finance lease obligations	(535)	(733)
Common stock dividends	(28,319)	(28,398)
Repurchase and retirement of common stock	—	(16,599)
Shares withheld to pay taxes, long-term incentive plan	(1,070)	(1,016)
Net cash from financing activities	333,166	(532,167)

Net change in cash and cash equivalents	97,265	(1,524,368)
Cash and cash equivalents at beginning of period	734,787	2,266,829
Cash and cash equivalents at end of period	$832,052	$742,461

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2023 and December 31, 2022 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$395,961	$—	$(32,995)	$362,966	$28,679	$—	$(365)	$28,314
U.S. Government agency obligations	7,516	—	(517)	6,999	—	—	—	—
Obligations of states and political subdivisions	4,788	36	(11)	4,813	1,180	1	—	1,181
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	28,513	2	(3,179)	25,336	13,235	—	(483)	12,752
Issued by FNMA and FHLMC	1,438,588	1	(188,154)	1,250,435	484,679	—	(22,547)	462,132
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	106,701	—	(8,313)	98,388	171,002	—	(13,759)	157,243
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	125,542	1	(2,597)	122,946	759,890	10	(55,145)	704,755
Total	$2,107,609	$40	$(235,766)	$1,871,883	$1,458,665	$11	$(92,299)	$1,366,377

	Securities Available for Sale				Securities Held to Maturity
December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Securities	$425,719	$308	$(34,514)	$391,513	$28,295	$—	$(115)	$28,180
U.S. Government agency obligations	8,297	—	(531)	7,766	—	—	—	—
Obligations of states and political subdivisions	4,820	53	(11)	4,862	4,510	3	(3)	4,510
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	30,534	7	(3,444)	27,097	4,442	—	(395)	4,047
Issued by FNMA and FHLMC	1,541,570	12	(196,119)	1,345,463	509,311	—	(19,586)	489,725
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	123,755	—	(8,615)	115,140	188,201	—	(13,826)	174,375
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	136,014	—	(3,773)	132,241	759,755	34	(54,037)	705,752
Total	$2,270,709	$380	$(247,007)	$2,024,082	$1,494,514	$37	$(87,962)	$1,406,589

During 2022, Trustmark reclassified a total of $766.0 million of securities available for sale to securities held to maturity. At the date of these transfers, the net unrealized holding loss on the available for sale securities totaled approximately $91.9 million ($68.9 million, net of tax).

The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of these transfers. At June 30, 2023, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled $63.4 million compared to $69.2 million at December 31, 2022.

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

At both June 30, 2023 and December 31, 2022, the results of the analysis did not identify any securities that warranted DCF analysis, and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At June 30, 2023, accrued interest receivable totaled $3.8 million for securities available for sale compared to $4.0 million at December 31, 2022 and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At June 30, 2023 and December 31, 2022, the potential for credit loss exposure for Trustmark's securities held to maturity was $1.2 million and $4.5 million, respectively, and consisted of municipal securities. After applying appropriate probability of default (PD) and loss given default (LGD) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at June 30, 2023 and December 31, 2022.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At June 30, 2023, accrued interest receivable totaled $2.6 million for securities held to maturity compared to $2.7 million at December 31, 2022 and was reported in other assets on the accompanying consolidated balance sheet.

At both June 30, 2023 and December 31, 2022, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at June 30, 2023 and December 31, 2022.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Aaa	$1,457,485	$1,490,004
Aa1 to Aa3	—	3,001
Not Rated (1)	1,180	1,509
Total	$1,458,665	$1,494,514

(1) Not rated securities primarily consist of Mississippi municipal general obligations.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded segregated by length of impairment at June 30, 2023 and December 31, 2022 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$42,183	$(1,034)	$349,097	$(32,326)	$391,280	$(33,360)
U.S. Government agency obligations	—	—	6,949	(517)	6,949	(517)
Obligations of states and political subdivisions	1,008	(11)	—	—	1,008	(11)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	5,161	(174)	27,374	(3,488)	32,535	(3,662)
Issued by FNMA and FHLMC	321,261	(5,059)	1,391,292	(205,642)	1,712,553	(210,701)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	3,847	(208)	251,599	(21,864)	255,446	(22,072)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	51,636	(32,380)	311,703	(25,362)	363,339	(57,742)
Total	$425,096	$(38,866)	$2,338,014	$(289,199)	$2,763,110	$(328,065)

December 31, 2022
U.S. Treasury Securities	$161,298	$(5,655)	$258,087	$(28,974)	$419,385	$(34,629)
U.S. Government agency obligations	1,828	(184)	5,938	(347)	7,766	(531)
Obligations of states and political subdivisions	1,017	(11)	3,664	(3)	4,681	(14)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	27,223	(3,270)	3,577	(569)	30,800	(3,839)
Issued by FNMA and FHLMC	770,865	(41,807)	1,062,041	(173,898)	1,832,906	(215,705)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	281,964	(21,452)	7,235	(989)	289,199	(22,441)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	833,970	(57,742)	1,644	(68)	835,614	(57,810)
Total	$2,078,165	$(130,121)	$1,342,186	$(204,848)	$3,420,351	$(334,969)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Securities Gains and Losses

During the six months ended June 30, 2023 and 2022, there were no gross realized gains or losses as a result of calls and dispositions of securities. Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.296 billion and $2.693 billion at June 30, 2023 and December 31, 2022, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both June 30, 2023 and December 31, 2022, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2023, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$15,760	$15,415	$1,180	$1,181
Due after one year through five years	381,512	348,845	28,679	28,314
Due after five years through ten years	6,339	6,110	—	—
Due after ten years	4,654	4,408	—	—
	408,265	374,778	29,859	29,495
Mortgage-backed securities	1,699,344	1,497,105	1,428,806	1,336,882
Total	$2,107,609	$1,871,883	$1,458,665	$1,366,377

Note 3 – LHFI and ACL, LHFI

At June 30, 2023 and December 31, 2022, LHFI consisted of the following ($ in thousands):

	June 30, 2023	December 31, 2022
Loans secured by real estate:
Construction, land development and other land	$649,336	$690,616
Other secured by 1-4 family residential properties	592,289	590,790
Secured by nonfarm, nonresidential properties	3,471,728	3,278,830
Other real estate secured	954,410	742,538
Other loans secured by real estate:
Other construction	1,073,321	1,028,926
Secured by 1-4 family residential properties	2,261,893	2,185,057
Commercial and industrial loans	1,883,480	1,821,259
Consumer loans	167,540	170,230
State and other political subdivision loans	1,111,710	1,223,863
Other commercial loans	448,260	471,930
LHFI	12,613,967	12,204,039
Less ACL	129,298	120,214
Net LHFI	$12,484,669	$12,083,825

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At June 30, 2023 and December 31, 2022, accrued interest receivable for LHFI totaled $62.7 million and $50.7 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At June 30, 2023, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended June 30, 2023 and 2022.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$108	$2,596	$—
Other secured by 1-4 family residential properties	2,115	5,557	661
Secured by nonfarm, nonresidential properties	4,084	7,232	—
Other real estate secured	—	216	—
Other loans secured by real estate:
Other construction	—	7,620	—
Secured by 1-4 family residential properties	—	26,587	2,907
Commercial and industrial loans	12,875	23,686	84
Consumer loans	—	232	231
Other commercial loans	—	1,301	28
Total	$19,182	$75,027	$3,911

	December 31, 2022
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$137	$1,902	$—
Other secured by 1-4 family residential properties	482	3,957	534
Secured by nonfarm, nonresidential properties	4,841	6,957	—
Other real estate secured	—	231	—
Other loans secured by real estate:
Other construction	—	7,620	—
Secured by 1-4 family residential properties	1,193	19,775	3,118
Commercial and industrial loans	14,441	25,102	—
Consumer loans	—	181	277
Other commercial loans	—	247	—
Total	$21,094	$65,972	$3,929

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$1,665	$166	$1,484	$3,315	$646,021	$649,336
Other secured by 1-4 family residential properties	4,190	1,145	1,817	7,152	585,137	592,289
Secured by nonfarm, nonresidential properties	1,073	1,021	1,435	3,529	3,468,199	3,471,728
Other real estate secured	—	119	—	119	954,291	954,410
Other loans secured by real estate:
Other construction	—	—	7,620	7,620	1,065,701	1,073,321
Secured by 1-4 family residential properties	11,627	7,058	11,314	29,999	2,231,894	2,261,893
Commercial and industrial loans	1,505	1,529	420	3,454	1,880,026	1,883,480
Consumer loans	1,952	457	281	2,690	164,850	167,540
State and other political subdivision loans	77	—	—	77	1,111,633	1,111,710
Other commercial loans	480	124	—	604	447,656	448,260
Total	$22,569	$11,619	$24,371	$58,559	$12,555,408	$12,613,967

	December 31, 2022
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$1,972	$199	$34	$2,205	$688,411	$690,616
Other secured by 1-4 family residential properties	3,682	1,206	1,281	6,169	584,621	590,790
Secured by nonfarm, nonresidential properties	825	18	794	1,637	3,277,193	3,278,830
Other real estate secured	131	30	—	161	742,377	742,538
Other loans secured by real estate:
Other construction	—	—	7,620	7,620	1,021,306	1,028,926
Secured by 1-4 family residential properties	10,709	4,236	9,999	24,944	2,160,113	2,185,057
Commercial and industrial loans	1,966	508	8,974	11,448	1,809,811	1,821,259
Consumer loans	2,199	645	279	3,123	167,107	170,230
State and other political subdivision loans	431	—	—	431	1,223,432	1,223,863
Other commercial loans	785	45	24	854	471,076	471,930
Total	$22,700	$6,887	$29,005	$58,592	$12,145,447	$12,204,039

Modified LHFI

Occasionally, Trustmark modifies loans for borrowers experiencing financial difficulties by providing payment concessions, interest-only payments for an extended period of time, maturity extensions or interest rate reductions. Other concessions may arise from court proceedings or may be imposed by law. In some cases, Trustmark provides multiple types of concessions on one loan.

The following tables present the amortized cost of LHFI at the end of each of the periods presented of loans modified to borrowers experiencing financial difficulty disaggregated by class of loan and type of modification ($ in thousands). The percentage of the amortized cost basis of LHFI that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of LHFI is also presented below:

	Three Months Ended June 30, 2023
	Payment Concession	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$401	$401	0.07%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	276	276	0.01%
Commercial and industrial loans	255	—	255	0.01%
Consumer loans	—	42	42	0.03%
Other commercial loans	117	31	148	0.03%
Total	$372	$750	$1,122	0.01%

	Six Months Ended June 30, 2023
	Payment Concession	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$401	$401	0.07%
Secured by nonfarm, nonresidential properties	—	384	384	0.01%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	768	768	0.03%
Commercial and industrial loans	255	—	255	0.01%
Consumer loans	—	42	42	0.03%
Other commercial loans	117	31	148	0.03%
Total	$372	$1,626	$1,998	0.02%

The following tables detail the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods presented:

Three Months Ended June 30, 2023
Financial Effect
	Payment Concessions	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified lines of credit to amortize over a twenty-four month term
Other loans secured by real estate:
Secured by 1-4 family residential properties		Extended amortization with term adjusted by weighted-average 2.3 years
Commercial and industrial loans	Six month payment deferrals
Consumer loans		Bankruptcies extended amortization with term adjusted by weighted average 1.3 years reducing borrower payment
Other commercial loans	Six month payment deferrals	One loan renewed and extended maturity by seven months

Six Months Ended June 30, 2023
Financial Effect
	Payment Concessions	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified lines of credit to amortize over a twenty-four month term
Secured by nonfarm, nonresidential properties		One loan renewed and extended maturity by six months
Other loans secured by real estate:
Secured by 1-4 family residential properties		Extended amortization with term adjusted by weighted-average 1.8 years
Commercial and industrial loans	Six month payment deferrals
Consumer loans		Bankruptcies extended amortization with term adjusted by weighted average 1.3 years reducing borrower payment
Other commercial loans	Six month payment deferral	One loan renewed and extended maturity by seven months

Trustmark had no unused commitments on modified loans to borrowers experiencing financial difficulty at June 30, 2023.

During the three and six months ended June 30, 2023, Trustmark had term extension balances of $52 thousand and $108 thousand, respectively, at default for LHFI in the loans secured by 1-4 family residential properties portfolio that had a payment default and were modified within the twelve months prior to that default to borrowers experiencing financial difficulty.

Trustmark has utilized loans 90 days or more past due to define payment default in determining modified loans that have subsequently defaulted. If Trustmark determines that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off against the ACL, LHFI.

Trustmark closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide details of the performance of such LHFI that have been modified during the periods presented ($ in thousands):

	Three Months Ended June 30, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$38	$19	$—	$57	$344	$401
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	276	276
Commercial and industrial loans	—	—	—	—	255	255
Consumer loans	22	—	—	22	20	42
Other commercial loans	—	—	—	—	148	148
Total	$60	$19	$—	$79	$1,043	$1,122

	Six Months Ended June 30, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$38	$19	$—	$57	$344	$401
Secured by nonfarm, nonresidential properties	—	—	—	—	384	384
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	768	768
Commercial and industrial loans	—	—	—	—	255	255
Consumer loans	22	—	—	22	20	42
Other commercial loans	—	—	—	—	148	148
Total	$60	$19	$—	$79	$1,919	$1,998

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$1,529	$—	$—	$1,529
Other secured by 1-4 family residential properties	459	—	—	459
Secured by nonfarm, nonresidential properties	4,084	—	—	4,084
Other loans secured by real estate:
Other construction	7,620	—	—	7,620
Secured by 1-4 family residential properties	1,656	—	—	1,656
Commercial and industrial loans	39	7	21,600	21,646
Other commercial loans	—	—	968	968
Total	$15,387	$7	$22,568	$37,962

	December 31, 2022
	Real Estate	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$1,558	$—	$—	$—	$1,558
Other secured by 1-4 family residential properties	482	—	—	—	482
Secured by nonfarm, nonresidential properties	4,841	—	—	—	4,841
Other loans secured by real estate:
Other construction	7,620	—	—	—	7,620
Secured by 1-4 family residential properties	1,193	—	—	—	1,193
Commercial and industrial loans	40	233	395	23,926	24,594
Total	$15,734	$233	$395	$23,926	$40,288

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
The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at June 30, 2023 and December 31, 2022 ($ in thousands):

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of June 30, 2023	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$185,143	$198,373	$82,919	$17,158	$2,509	$2,515	$49,243	$537,860
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	2,562	1,518	—	—	1,407	—	—	5,487
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	187,705	199,891	82,919	17,158	3,916	2,557	49,243	543,389
Current period gross charge-offs	—	4	10	—	—	—	—	14

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$15,738	$35,621	$29,327	$15,267	$8,544	$6,083	$11,087	$121,667
Special Mention - RR 7	—	29	56	13	—	—	—	98
Substandard - RR 8	340	697	265	66	84	293	102	1,847
Doubtful - RR 9	—	11	—	—	—	—	—	11
Total	16,078	36,358	29,648	15,346	8,628	6,376	11,189	123,623
Current period gross charge-offs	—	—	—	—	—	—	—	—

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$349,289	$858,477	$590,261	$654,335	$392,782	$429,312	$129,449	$3,403,905
Special Mention - RR 7	9,911	—	20,000	—	—	—	—	29,911
Substandard - RR 8	13,768	1,945	1,867	450	8,758	10,941	64	37,793
Doubtful - RR 9	28	—	—	—	66	15	—	109
Total	372,996	860,422	612,128	654,785	401,606	440,268	129,513	3,471,718
Current period gross charge-offs	—	39	—	—	19	28	—	86

Other real estate secured:
Pass - RR 1 through RR 6	$50,962	$290,528	$240,639	$252,239	$93,669	$13,258	$11,937	$953,232
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	136	397	299	—	55	95	982
Doubtful - RR 9	42	—	—	—	—	—	—	42
Total	51,004	290,664	241,036	252,538	93,669	13,313	12,032	954,256
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of June 30, 2023	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$138,651	$463,243	$329,585	$134,222	$—	$—	$—	$1,065,701
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	7,620	—	—	—	—	7,620
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	138,651	463,243	337,205	134,222	—	—	—	1,073,321
Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial loans:
Pass - RR 1 through RR 6	$334,199	$667,426	$205,046	$78,509	$38,067	$51,223	$458,411	$1,832,881
Special Mention - RR 7	—	8	206	10,227	22	—	6,177	16,640
Substandard - RR 8	5,026	1,827	8,928	1,470	132	36	16,278	33,697
Doubtful - RR 9	51	96	81	2	—	30	2	262
Total	339,276	669,357	214,261	90,208	38,221	51,289	480,868	1,883,480
Current period gross charge-offs	—	309	393	128	62	28	7	927

State and other political subdivision loans:
Pass - RR 1 through RR 6	$41,285	$310,209	$194,376	$113,400	$37,116	$407,691	$7,633	$1,111,710
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	41,285	310,209	194,376	113,400	37,116	407,691	7,633	1,111,710
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans:
Pass - RR 1 through RR 6	$93,323	$41,548	$30,223	$24,316	$33,989	$20,435	$189,650	$433,484
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	46	3,403	54	—	—	1,072	10,109	14,684
Doubtful - RR 9	92	—	—	—	—	—	—	92
Total	93,461	44,951	30,277	24,316	33,989	21,507	199,759	448,260
Current period gross charge-offs	—	—	—	23	—	—	—	23

Total commercial LHFI	$1,240,456	$2,875,095	$1,741,850	$1,301,973	$617,145	$943,001	$890,237	$9,609,757
Total commercial LHFI gross charge-offs	$—	$352	$403	$151	$81	$56	$7	$1,050

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of June 30, 2023	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$18,241	$65,224	$15,710	$2,016	$1,407	$2,381	$—	$104,979
Past due 30-89 days	—	350	167	313	29	14	—	873
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	54	—	35	6	—	95
Total	18,241	65,574	15,931	2,329	1,471	2,401	—	105,947
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$13,826	$17,954	$6,149	$4,842	$4,652	$9,691	$401,955	$459,069
Past due 30-89 days	—	330	74	11	42	734	2,832	4,023
Past due 90 days or more	—	6	—	—	—	90	565	661
Nonaccrual	60	155	61	3	16	1,110	3,508	4,913
Total	13,886	18,445	6,284	4,856	4,710	11,625	408,860	468,666
Current period gross charge-offs	—	77	5	—	10	6	22	120

Secured by nonfarm, nonresidential properties:
Current	$—	$—	$10	$—	$—	$—	$—	$10
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	10	—	—	—	—	10
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Current	$—	$—	$—	$83	$—	$71	$—	$154
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	—	83	—	71	—	154
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of June 30, 2023	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$182,734	$900,728	$541,023	$189,548	$103,398	$299,384	$—	$2,216,815
Past due 30-89 days	—	7,295	4,588	2,127	271	1,305	—	15,586
Past due 90 days or more	—	1,424	896	163	126	296	—	2,905
Nonaccrual	—	4,981	7,058	3,916	1,720	8,912	—	26,587
Total	182,734	914,428	553,565	195,754	105,515	309,897	—	2,261,893
Current period gross charge-offs	—	268	25	83	—	79	—	455

Consumer loans:
Current	$37,331	$47,230	$17,702	$4,912	$1,612	$758	$55,139	$164,684
Past due 30-89 days	578	494	84	40	24	13	1,131	2,364
Past due 90 days or more	22	17	5	3	—	—	212	259
Nonaccrual	—	128	49	18	—	—	38	233
Total	37,931	47,869	17,840	4,973	1,636	771	56,520	167,540
Current period gross charge-offs	2,771	301	117	34	1	1	919	4,144

Total consumer LHFI	$252,792	$1,046,316	$593,630	$207,995	$113,332	$324,765	$465,380	$3,004,210
Total consumer LHFI gross charge-offs	$2,771	$646	$147	$117	$11	$86	$941	$4,719

Total LHFI	$1,493,248	$3,921,411	$2,335,480	$1,509,968	$730,477	$1,267,766	$1,355,617	$12,613,967
Total current period gross charge-offs	$2,771	$998	$550	$268	$92	$142	$948	$5,769

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$363,824	$119,727	$29,632	$3,405	$1,016	$2,364	$64,953	$584,921
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	146	199	—	1,415	—	—	44	1,804
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	363,970	119,926	29,632	4,820	1,016	2,406	64,997	586,767

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$41,996	$33,346	$17,215	$9,341	$6,798	$2,870	$12,209	$123,775
Special Mention - RR 7	29	64	17	—	—	—	—	110
Substandard - RR 8	686	31	75	88	220	285	—	1,385
Doubtful - RR 9	15	—	—	—	—	—	—	15
Total	42,726	33,441	17,307	9,429	7,018	3,155	12,209	125,285

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$889,556	$657,242	$603,515	$457,163	$205,425	$281,828	$130,052	$3,224,781
Special Mention - RR 7	10,284	—	—	271	—	—	—	10,555
Substandard - RR 8	12,034	1,066	9,457	905	706	18,488	693	43,349
Doubtful - RR 9	34	—	—	77	—	18	—	129
Total	911,908	658,308	612,972	458,416	206,131	300,334	130,745	3,278,814

Other real estate secured:
Pass - RR 1 through RR 6	$293,051	$156,386	$143,114	$107,827	$11,297	$17,626	$12,516	$741,817
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	30	—	309	—	5	68	126	538
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	293,081	156,386	143,423	107,827	11,302	17,694	12,642	742,355

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$372,981	$306,904	$340,388	$833	$—	$—	$200	$1,021,306
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	7,620	—	—	—	—	—	7,620
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	372,981	314,524	340,388	833	—	—	200	1,028,926

Commercial and industrial loans:
Pass - RR 1 through RR 6	$673,848	$261,962	$120,123	$44,994	$14,265	$69,078	$577,749	$1,762,019
Special Mention - RR 7	—	—	12,421	—	—	—	6,454	18,875
Substandard - RR 8	6,973	9,845	2,170	312	74	—	20,625	39,999
Doubtful - RR 9	240	53	10	4	35	—	24	366
Total	681,061	271,860	134,724	45,310	14,374	69,078	604,852	1,821,259

State and other political subdivision loans:
Pass - RR 1 through RR 6	$393,345	$223,302	$123,350	$39,031	$18,876	$421,588	$1,671	$1,221,163
Special Mention - RR 7	—	—	—	—	—	2,700	—	2,700
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	393,345	223,302	123,350	39,031	18,876	424,288	1,671	1,223,863

Other commercial loans:
Pass - RR 1 through RR 6	$88,763	$40,006	$28,239	$37,607	$6,424	$10,829	$244,882	$456,750
Special Mention - RR 7	879	—	—	—	—	—	—	879
Substandard - RR 8	3,728	98	—	—	16	1,134	9,301	14,277
Doubtful - RR 9	24	—	—	—	—	—	—	24
Total	93,394	40,104	28,239	37,607	6,440	11,963	254,183	471,930

Total commercial LHFI	$3,152,466	$1,817,851	$1,430,035	$703,273	$265,157	$828,918	$1,081,499	$9,279,199

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$62,049	$32,867	$3,304	$1,759	$1,679	$1,915	$—	$103,573
Past due 30-89 days	—	150	—	36	15	9	—	210
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	58	—	—	—	8	—	66
Total	62,049	33,075	3,304	1,795	1,694	1,932	—	103,849

Other secured by 1-4 family residential properties:
Current	$25,402	$7,983	$5,389	$4,894	$3,701	$7,252	$403,123	$457,744
Past due 30-89 days	19	35	15	134	5	286	3,197	3,691
Past due 90 days or more	—	—	—	1	—	—	452	453
Nonaccrual	88	24	4	20	7	454	3,020	3,617
Total	25,509	8,042	5,408	5,049	3,713	7,992	409,792	465,505

Secured by nonfarm, nonresidential properties:
Current	$—	$16	$—	$—	$—	$—	$—	$16
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	16	—	—	—	—	—	16

Other real estate secured:
Current	$—	$—	$89	$—	$5	$89	$—	$183
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	89	—	5	89	—	183

Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$939,511	$559,804	$198,769	$109,466	$80,249	$262,196	$—	$2,149,995
Past due 30-89 days	3,967	3,752	2,119	425	—	1,906	—	12,169
Past due 90 days or more	835	777	272	—	134	1,100	—	3,118
Nonaccrual	2,363	4,180	3,275	1,896	2,028	6,033	—	19,775
Total	946,676	568,513	204,435	111,787	82,411	271,235	—	2,185,057

Consumer loans:
Current	$70,858	$25,771	$9,514	$2,509	$1,513	$295	$56,508	$166,968
Past due 30-89 days	1,431	238	159	8	23	10	946	2,815
Past due 90 days or more	28	12	7	1	2	—	216	266
Nonaccrual	79	41	19	17	4	—	21	181
Total	72,396	26,062	9,699	2,535	1,542	305	57,691	170,230

Total consumer LHFI	$1,106,630	$635,708	$222,935	$121,166	$89,365	$281,553	$467,483	$2,924,840

Total LHFI	$4,259,096	$2,453,559	$1,652,970	$824,439	$354,522	$1,110,471	$1,548,982	$12,204,039

Past Due LHFS

LHFS past due 90 days or more totaled $35.8 million and $49.3 million at June 30, 2023 and December 31, 2022, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2023 or 2022.

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

Trustmark determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools. To the extent the lives of the loans in the LHFI portfolio extend beyond this forecast period, Trustmark uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans. The econometric models currently in production reflect segment or pool level sensitivities of PD to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of its assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD. However, due to the COVID-19 pandemic, the macroeconomic variables used for reasonable and supportable forecasting changed rapidly. At the macroeconomic levels experienced during the COVID-19 pandemic, it is not clear that the models currently in production will produce reasonably representative results since the models were originally estimated using data beginning in 2004 through 2019. During this period, a traditional, albeit severe, economic recession occurred. Thus, econometric models are sensitive to similar future levels of PD.

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

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$206	$15,137	$15,343	$1,529	647,807	$649,336
Other secured by 1-4 family residential properties	—	12,173	12,173	459	591,830	592,289
Secured by nonfarm, nonresidential properties	—	20,376	20,376	4,084	3,467,644	3,471,728
Other real estate secured	—	3,481	3,481	—	954,410	954,410
Other loans secured by real estate:
Other construction	7,620	6,757	14,377	7,620	1,065,701	1,073,321
Secured by 1-4 family residential properties	—	28,555	28,555	1,656	2,260,237	2,261,893
Commercial and industrial loans	8,770	14,400	23,170	21,646	1,861,834	1,883,480
Consumer loans	—	5,540	5,540	—	167,540	167,540
State and other political subdivision loans	—	676	676	—	1,111,710	1,111,710
Other commercial loans	968	4,639	5,607	968	447,292	448,260
Total	$17,564	$111,734	$129,298	$37,962	$12,576,005	$12,613,967

	December 31, 2022
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$121	$12,707	$12,828	$1,558	$689,058	$690,616
Other secured by 1-4 family residential properties	—	12,374	12,374	482	590,308	590,790
Secured by nonfarm, nonresidential properties	—	19,488	19,488	4,841	3,273,989	3,278,830
Other real estate secured	—	4,743	4,743	—	742,538	742,538
Other loans secured by real estate:
Other construction	7,620	7,512	15,132	7,620	1,021,306	1,028,926
Secured by 1-4 family residential properties	—	21,185	21,185	1,193	2,183,864	2,185,057
Commercial and industrial loans	9,946	13,194	23,140	24,594	1,796,665	1,821,259
Consumer loans	—	5,792	5,792	—	170,230	170,230
State and other political subdivision loans	—	885	885	—	1,223,863	1,223,863
Other commercial loans	—	4,647	4,647	—	471,930	471,930
Total	$17,687	$102,527	$120,214	$40,288	$12,163,751	$12,204,039

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$122,239	$98,734	$120,214	$99,457
Loans charged-off	(2,773)	(2,277)	(5,769)	(4,519)
Recoveries	1,621	3,967	3,398	6,346
Net (charge-offs) recoveries	(1,152)	1,690	(2,371)	1,827
PCL, LHFI	8,211	2,716	11,455	1,856
Balance at end of period	$129,298	$103,140	$129,298	$103,140

The following tables detail changes in the ACL, LHFI by loan class for the periods presented ($ in thousands):

	Three Months Ended June 30, 2023
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$13,260	$—	$64	$2,019	$15,343
Other secured by 1-4 family residential properties	11,918	(86)	75	266	12,173
Secured by nonfarm, nonresidential properties	18,640	(58)	10	1,784	20,376
Other real estate secured	2,362	—	2	1,117	3,481
Other loans secured by real estate:
Other construction	14,470	—	18	(111)	14,377
Secured by 1-4 family residential properties	26,156	(161)	14	2,546	28,555
Commercial and industrial loans	23,462	(456)	217	(53)	23,170
Consumer loans	5,532	(1,989)	1,221	776	5,540
State and other political subdivision loans	729	—	—	(53)	676
Other commercial loans	5,710	(23)	—	(80)	5,607
Total	$122,239	$(2,773)	$1,621	$8,211	$129,298

The increases in the PCL, LHFI for the three months ended June 30, 2023 were primarily attributable to extended maturities on the secured by 1-4 family residential properties portfolio resulting from lower prepayment speeds, the weakening macroeconomic forecasts and loan growth.

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

	Six Months Ended June 30, 2023
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$12,828	$(14)	$72	$2,457	$15,343
Other secured by 1-4 family residential properties	12,374	(120)	122	(203)	12,173
Secured by nonfarm, nonresidential properties	19,488	(86)	106	868	20,376
Other real estate secured	4,743	—	5	(1,267)	3,481
Other loans secured by real estate:
Other construction	15,132	—	48	(803)	14,377
Secured by 1-4 family residential properties	21,185	(455)	20	7,805	28,555
Commercial and industrial loans	23,140	(927)	487	470	23,170
Consumer loans	5,792	(4,144)	2,538	1,354	5,540
State and other political subdivision loans	885	—	—	(209)	676
Other commercial loans	4,647	(23)	—	983	5,607
Total	$120,214	$(5,769)	$3,398	$11,455	$129,298

The increases in the PCL, LHFI for the six months ended June 30, 2023 were primarily attributable to loan growth and the nature and volume of portfolio qualitative factor.

The PCL, LHFI for the other construction portfolio and the other real estate secured portfolio decreased $2.1 million during the six months ended June 30, 2023 primarily due to improvements in the macroeconomic forecast variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate, and Southern Vacancy Rate and the PD and LGD floors.

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

Note 4 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$129,677	$87,687
Origination of servicing assets	6,602	10,159
Change in fair value:
Due to market changes	1,926	30,759
Due to run-off	(3,855)	(7,591)
Balance at end of period	$134,350	$121,014

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At June 30, 2023, the fair value of the MSR included an assumed average prepayment speed of 8 CPR and an average discount rate of 10.08% compared to an assumed average prepayment speed of 8 CPR and an average discount rate of 9.58% at June 30, 2022.

Mortgage Loans Serviced/Sold

During the first six months of 2023 and 2022, Trustmark sold $549.3 million and $711.1 million, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $7.7 million for the first six months of 2023 compared to $12.3 million for the first six months of 2022.

The table below details the mortgage loans sold and serviced for others at June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Federal National Mortgage Association	$4,743,637	$4,684,815
Government National Mortgage Association	3,415,490	3,350,222
Federal Home Loan Mortgage Corporation	72,432	52,023
Other	28,535	28,764
Total mortgage loans sold and serviced for others	$8,260,094	$8,115,824

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expenses are included in other expense. At both June 30, 2023 and 2022, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 5 – Other Real Estate

At June 30, 2023, Trustmark’s geographic other real estate distribution was primarily concentrated in its Mississippi market region. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in this area.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$1,986	$4,557
Additions	570	456
Disposals	(1,266)	(1,868)
(Write-downs) recoveries	(153)	(111)
Balance at end of period	$1,137	$3,034

Gains (losses), net on the sale of other real estate included in other real estate expense	$(112)	$(455)

At June 30, 2023 and December 31, 2022, other real estate by type of property consisted of the following ($ in thousands):

	June 30, 2023	December 31, 2022
1-4 family residential properties	$865	$1,128
Nonfarm, nonresidential properties	272	561
Other real estate properties	—	297
Total other real estate	$1,137	$1,986

At June 30, 2023 and December 31, 2022, other real estate by geographic location consisted of the following ($ in thousands):

	June 30, 2023	December 31, 2022
Alabama	$—	$194
Mississippi (1)	1,137	1,769
Tennessee (2)	—	23
Total other real estate	$1,137	$1,986
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At June 30, 2023, the balance of other real estate included $865 thousand of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $1.1 million at December 31, 2022. At June 30, 2023 and December 31, 2022, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $6.4 million and $2.9 million, respectively.

Note 6 – Leases

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance leases:
Amortization of right-of-use assets	$203	$379	$560	$766
Interest on lease liabilities	41	48	83	97
Operating lease cost	1,319	1,293	2,604	2,568
Short-term lease cost	67	98	156	230
Variable lease cost	227	323	482	634
Sublease income	(3)	(82)	(6)	(162)
Net lease cost	$1,854	$2,059	$3,879	$4,133

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Finance leases:
Operating cash flows included in operating activities	$83	$97
Financing cash flows included in payments under finance lease obligations	535	733
Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	2,484	3,168
Operating cash flows (liability reduction) included in other operating activities, net	1,878	2,118

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Finance lease right-of-use assets, net of accumulated depreciation	$3,977	$4,537
Finance lease liabilities	4,520	5,055
Operating lease right-of-use assets	38,179	36,301
Operating lease liabilities	40,845	38,932

Weighted-average lease term:
Finance leases	8.85 years	8.72 years
Operating leases	10.05 years	9.64 years

Weighted-average discount rate:
Finance leases	3.62%	3.49%
Operating leases	3.52%	3.22%

At June 30, 2023, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2023 (excluding the six months ended June 30, 2023)	$267	$2,034
2024	572	5,242
2025	584	5,214
2026	589	4,961
2027	594	4,735
Thereafter	2,685	26,896
Total minimum lease payments	5,291	49,082
Less imputed interest	(771)	(8,237)
Lease liabilities	$4,520	$40,845

Note 7 – Deposits

At June 30, 2023 and December 31, 2022, deposits consisted of the following ($ in thousands):

	June 30, 2023	December 31, 2022
Noninterest-bearing demand	$3,461,073	$4,093,771
Interest-bearing demand	4,984,828	4,773,219
Savings	3,660,964	4,282,435
Time	2,807,035	1,288,223
Total	$14,913,900	$14,437,648

Note 8 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements were secured by securities with a carrying amount of $39.7 million and $102.4 million at June 30, 2023 and December 31, 2022, respectively. Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty. At both June 30, 2023 and December 31, 2022, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark. The following table presents the securities sold under repurchase agreements by collateral pledged at June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$27,892	$41,732
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,600	1,111
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	8,019	21,277
Total securities sold under repurchase agreements	$37,511	$64,120

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other, net. Other real estate sales for the three months ended June 30, 2023 result in a net loss of $34 thousand compared to no net gain or loss for the three months ended June 30, 2022. Other real estate sales for the six months ended June 30, 2023 resulted in a net loss of $112 thousand compared to a net loss of $455 thousand for the six months ended June 30, 2022.

The following tables present noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$10,673	$—	$10,673	$10,205	$—	$10,205
Bank card and other fees	8,036	868	8,904	8,665	1,490	10,155
Mortgage banking, net	—	6,600	6,600	—	8,149	8,149
Wealth management	215	—	215	181	—	181
Other, net	2,932	(329)	2,603	1,855	—	1,855
Total noninterest income	$21,856	$7,139	$28,995	$20,906	$9,639	$30,545

Wealth Management Segment
Service charges on deposit accounts	$22	$—	$22	$21	$—	$21
Bank card and other fees	13	—	13	12	—	12
Wealth management	8,667	—	8,667	8,921	—	8,921
Other, net	36	96	132	33	12	45
Total noninterest income	$8,738	$96	$8,834	$8,987	$12	$8,999

Insurance Segment
Insurance commissions	$14,764	$—	$14,764	$13,702	$—	$13,702
Other, net	960	—	960	7	—	7
Total noninterest income	$15,724	$—	$15,724	$13,709	$—	$13,709

Consolidated
Service charges on deposit accounts	$10,695	$—	$10,695	$10,226	$—	$10,226
Bank card and other fees	8,049	868	8,917	8,677	1,490	10,167
Mortgage banking, net	—	6,600	6,600	—	8,149	8,149
Insurance commissions	14,764	—	14,764	13,702	—	13,702
Wealth management	8,882	—	8,882	9,102	—	9,102
Other, net	3,928	(233)	3,695	1,895	12	1,907
Total noninterest income	$46,318	$7,235	$53,553	$43,602	$9,651	$53,253
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

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$20,988	$—	$20,988	$19,636	$—	$19,636
Bank card and other fees	15,679	1,017	16,696	16,082	2,505	18,587
Mortgage banking, net	—	14,239	14,239	—	18,022	18,022
Wealth management	448	—	448	205	—	205
Other, net	5,920	(937)	4,983	4,373	657	5,030
Total noninterest income	$43,035	$14,319	$57,354	$40,296	$21,184	$61,480

Wealth Management Segment
Service charges on deposit accounts	$43	$—	$43	$41	$—	$41
Bank card and other fees	24	—	24	22	—	22
Wealth management	17,214	—	17,214	17,951	—	17,951
Other, net	81	191	272	65	19	84
Total noninterest income	$17,362	$191	$17,553	$18,079	$19	$18,098

Insurance Segment
Insurance commissions	$29,069	$—	$29,069	$27,791	$—	$27,791
Other, net	954	—	954	(1)	—	(1)
Total noninterest income	$30,023	$—	$30,023	$27,790	$—	$27,790

Consolidated
Service charges on deposit accounts	$21,031	$—	$21,031	$19,677	$—	$19,677
Bank card and other fees	15,703	1,017	16,720	16,104	2,505	18,609
Mortgage banking, net	—	14,239	14,239	—	18,022	18,022
Insurance commissions	29,069	—	29,069	27,791	—	27,791
Wealth management	17,662	—	17,662	18,156	—	18,156
Other, net	6,955	(746)	6,209	4,437	676	5,113
Total noninterest income	$90,420	$14,510	$104,930	$86,165	$21,203	$107,368
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$13	$29	$26	$58
Interest cost	73	48	146	96
Expected return on plan assets	(27)	(30)	(53)	(60)
Recognized net loss due to lump sum settlements	—	—	25	—
Recognized net actuarial loss	—	60	—	120
Net periodic benefit cost	$59	$107	$144	$214

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$17	$18	$34	$36
Interest cost	498	316	1,018	646
Amortization of prior service cost	27	27	55	55
Recognized net actuarial loss	69	244	146	499
Net periodic benefit cost	$611	$605	$1,253	$1,236

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

The following tables summarize the Stock Plan activity for the periods presented:

	Three Months Ended June 30, 2023
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	176,411	365,387
Granted	—	25,930
Released from restriction	—	(21,440)
Forfeited	(2,197)	(5,679)
Nonvested units, end of period	174,214	364,198

	Six Months Ended June 30, 2023
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	148,416	312,978
Granted	70,666	145,003
Released from restriction	(39,943)	(87,541)
Forfeited	(4,925)	(6,242)
Nonvested units, end of period	174,214	364,198

The following table presents information regarding compensation expense for units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Performance units	$454	$406	$732	$535
Time-vested units	1,109	834	2,546	1,950
Total compensation expense	$1,563	$1,240	$3,278	$2,485

Note 12 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At June 30, 2023 and 2022, Trustmark had unused commitments to extend credit of $5.120 billion and $5.103 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At June 30, 2023 and 2022, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $142.7 million and $133.4 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of June 30, 2023 and 2022, the fair value of collateral held was $31.5 million and $37.7 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of June 30, 2023 and December 31, 2022.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$34,596	$34,517	$36,838	$35,623
PCL, off-balance sheet credit exposures	245	(1,568)	(1,997)	(2,674)
Balance at end of period	$34,841	$32,949	$34,841	$32,949

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The increase in the ACL on off-balance sheet credit exposures for the three months ended June 30, 2023 was primarily due to the weakening macroeconomic forecasts. The decrease in the ACL on off-balance sheet credit exposures for the six months ended June 30, 2023 was primarily due to decreases in unfunded balances for the construction, land development and other land portfolio and other construction loan portfolio. The decrease in the ACL on off-balance sheet credit exposures for the three and six months ended June 30, 2022 was primarily due to improvements in the macroeconomic forecasts.

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

On December 31, 2022, TNB agreed to a settlement in principle (the Settlement) relating to litigation involving the Stanford Financial Group. On January 13, 2023, TNB entered into a Settlement Agreement (the Settlement Agreement) reflecting the terms of the Settlement. The parties to the Settlement Agreement are, on the one hand, (i) Ralph S. Janvey, solely in his capacity as the court-appointed receiver (the Receiver) for the Stanford Receivership Estate; (ii) the Official Stanford Investors Committee; (iii) each of the plaintiffs in the Rotstain and Smith Actions; and, on the other hand, (iv) Trustmark. Under the terms of the Settlement Agreement, the parties agreed to settle and dismiss the Rotstain Action, the Smith Action, and all current or future claims by plaintiffs in either such Action arising from or related to Stanford. In addition, the Settlement Agreement provided that the parties would request dismissal of the Jackson Action pursuant to the terms of the bar orders described below. If the Court’s approval (as described below) of the Settlement Agreement, including the bar orders described below, is upheld on appeal, Trustmark will make a one-time cash payment of $100.0 million to the Receiver.

The Settlement Agreement included the parties’ agreement to seek the Northern District of Texas District Court’s entry of bar orders prohibiting any continued or future claims by the plaintiffs in the Actions or by any other person or entity against Trustmark and its related parties relating to Stanford, whether asserted to date or not. The bar orders therefore would prohibit all litigation relating to Stanford described herein, including not only the Actions and any pending matters but also any actions that may be brought in the future. Final Court approval of these bar orders is a condition of the Settlement.

The Settlement Agreement is also subject to notice to Stanford’s investor claimants (which has been provided) and final, non-appealable approval by the U.S. District Court for the Northern District of Texas. While Trustmark believes that the Settlement Agreement is consistent with the terms of prior Stanford-related settlements that have been approved by the Court and were not successfully appealed, it is possible that the Court’s approval of the Settlement Agreement (which has occurred, as described further below) may not be upheld on appeal.

The Settlement Agreement also provides that Trustmark denies and makes no admission of liability or wrongdoing in connection with any Stanford matter. As has been the case throughout the pendency of the Actions, Trustmark expressly denies any liability or wrongdoing with respect to any matter alleged in regard to the multi-billion-dollar Ponzi scheme operated by Stanford for almost 20 years. Trustmark’s relationship with Stanford began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of ordinary banking services provided to business deposit customers.

The foregoing description of the terms of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Settlement Agreement, a copy of which is filed as Exhibit 10.ai to the 2022 Annual Report and is incorporated herein by reference.

On January 20, 2023, the U.S. District Court for the Northern District of Texas entered an order preliminarily finding that the Settlement is fair, reasonable, and equitable; has no obvious deficiencies; and is the product of serious, informed, good faith, and arm’s-length negotiations. Following the provision of notice as required by the Settlement Agreement and by the Court’s preliminary order, the Court (Judge David C. Godbey, presiding) held a Final Approval Hearing on May 3, 2023, at which the Court approved the Settlement from the bench. On May 4, 2023, Judge Godbey signed the written orders confirming his oral ruling, including the bar order contemplated by the Settlement Agreement and the judgment and bar order with respect to the Jackson Action.

On May 11, 2023, Robert Allen Stanford, writing from prison, appealed the District Court’s approval of the Settlement to the Fifth Circuit Court of Appeals. On June 12, 2023, the Receiver moved to dismiss the appeal as frivolous. On July 25, 2023, a three-judge panel of the Fifth Circuit issued a per curiam order dismissing Stanford’s appeal as frivolous. On July 31, 2023, Stanford filed a document with the Fifth Circuit captioned “Emergency Petition for Panel Rehearing Pursuant to F.R.A.P. 40, and Motion for Stay of Mandate Pending Petition of Certiorari Pursuant to F.R.A.P. 41(d)(2)(B),” seeking an en banc rehearing by the Fifth Circuit of the July 25, 2023 order referred to above. On August 1, 2023, the Office of the Clerk of the Fifth Circuit notified Mr. Stanford of certain deficiencies in his July 31 filing, notifying him that if those deficiencies are not corrected by August 11, 2023, the filing will be stricken. Trustmark is not aware that Mr. Stanford has yet made the necessary corrective filing.

The Settlement will become effective when the Fifth Circuit’s ruling in favor of the approval of the Settlement becomes final and non-appealable (the Settlement Effective Date). Within five days of the Settlement Effective Date, the parties to the Rotstain and Smith Actions will file agreed dismissals of those cases. Absent any further appeal in either of the Rotstain or Smith Actions, those dismissals will become final 30 days after entered and signed by the respective judges. Trustmark will be required to make the Settlement payment within 30 days after those dismissals become final. Any further appeal of any of the orders described above would delay the making of the Settlement payment.

Pending the resolution of the settlement approval process, the Rotstain, Smith and Jackson Actions are stayed.

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

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic shares	61,063	61,378	61,037	61,446
Dilutive shares	167	168	170	179
Diluted shares	61,230	61,546	61,207	61,625

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted-average antidilutive stock awards	100	69	64	—

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Income taxes paid	$26,023	$1,058
Interest expense paid on deposits and borrowings	130,666	8,940
Noncash transfers from loans to other real estate	570	456
Operating right-of-use assets resulting from lease liabilities	4,403	2,892

Note 15 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2022 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of June 30, 2023, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2023. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since June 30, 2023, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2023 and December 31, 2022 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At June 30, 2023:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,476,755	9.87%	7.00%	n/a
Trustmark National Bank	1,561,498	10.43%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,536,755	10.27%	8.50%	n/a
Trustmark National Bank	1,561,498	10.43%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,807,941	12.08%	10.50%	n/a
Trustmark National Bank	1,709,312	11.42%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,536,755	8.35%	4.00%	n/a
Trustmark National Bank	1,561,498	8.50%	4.00%	5.00%

At December 31, 2022:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,413,672	9.74%	7.00%	n/a
Trustmark National Bank	1,501,889	10.34%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,473,672	10.15%	8.50%	n/a
Trustmark National Bank	1,501,889	10.34%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,729,499	11.91%	10.50%	n/a
Trustmark National Bank	1,634,454	11.26%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,473,672	8.47%	4.00%	n/a
Trustmark National Bank	1,501,889	8.65%	4.00%	5.00%

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

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(19,633)	$4,910	$(14,723)	$(44,529)	$11,132	$(33,397)
Change in net unrealized holding loss on securities transferred to held to maturity	3,940	(985)	2,955	(33,784)	8,446	(25,338)
Total securities available for sale and transferred securities	(15,693)	3,925	(11,768)	(78,313)	19,578	(58,735)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	27	(7)	20	27	(6)	21
Recognized net loss due to lump sum settlements	—	—	—	—	—	—
Change in net actuarial loss	69	(17)	52	304	(76)	228
Total pension and other postretirement benefit plans	96	(24)	72	331	(82)	249
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(19,500)	4,875	(14,625)	—	—	—
Reclassification adjustment for (gain) loss realized in net income	3,997	(999)	2,998	—	—	—
Total cash flow hedge derivatives	(15,503)	3,876	(11,627)	—	—	—
Total other comprehensive income (loss)	$(31,100)	$7,777	$(23,323)	$(77,982)	$19,496	$(58,486)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$10,901	$(2,494)	$8,407	$(200,200)	$50,050	$(150,150)
Change in net unrealized holding loss on securities transferred to held to maturity	7,799	(1,950)	5,849	(33,251)	8,313	(24,938)
Total securities available for sale and transferred securities	18,700	(4,444)	14,256	(233,451)	58,363	(175,088)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	55	(14)	41	55	(14)	41
Recognized net loss due to lump sum settlements	25	(6)	19	—	—	—
Change in net actuarial loss	146	(36)	110	619	(154)	465
Total pension and other postretirement benefit plans	226	(56)	170	674	(168)	506
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(13,231)	3,308	(9,923)	—	—	—
Reclassification adjustment for (gain) loss realized in net income	6,928	(1,732)	5,196	—	—	—
Total cash flow hedge derivatives	(6,303)	1,576	(4,727)	—	—	—
Total other comprehensive income (loss)	$12,623	$(2,924)	$9,699	$(232,777)	$58,195	$(174,582)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2023	$(254,442)	$(5,792)	$(15,169)	$(275,403)
Other comprehensive income (loss) before reclassification	14,256	—	(9,923)	4,333
Amounts reclassified from accumulated other comprehensive income (loss)	—	170	5,196	5,366
Net other comprehensive income (loss)	14,256	170	(4,727)	9,699
Balance at June 30, 2023	$(240,186)	$(5,622)	$(19,896)	$(265,704)

Balance at January 1, 2022	$(17,774)	$(14,786)	$—	$(32,560)
Other comprehensive income (loss) before reclassification	(175,088)	—	—	(175,088)
Amounts reclassified from accumulated other comprehensive income (loss)	—	506	—	506
Net other comprehensive income (loss)	(175,088)	506	—	(174,582)
Balance at June 30, 2022	$(192,862)	$(14,280)	$—	$(207,142)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the six months ended June 30, 2023 and the year ended December 31, 2022.

	June 30, 2023
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$362,966	$362,966	$—	$—
U.S. Government agency obligations	6,999	—	6,999	—
Obligations of states and political subdivisions	4,813	—	4,813	—
Mortgage-backed securities	1,497,105	—	1,497,105	—
Securities available for sale	1,871,883	362,966	1,508,917	—
LHFS	181,094	—	181,094	—
MSR	134,350	—	—	134,350
Other assets - derivatives	11,051	14	10,566	471
Other liabilities - derivatives	47,419	3,008	44,411	—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$391,513	$391,513	$—	$—
U.S. Government agency obligations	7,766	—	7,766	—
Obligations of states and political subdivisions	4,862	—	4,862	—
Mortgage-backed securities	1,619,941	—	1,619,941	—
Securities available for sale	2,024,082	391,513	1,632,569	—
LHFS	135,226	—	135,226	—
MSR	129,677	—	—	129,677
Other assets - derivatives	8,871	54	8,660	157
Other liabilities - derivatives	45,379	474	44,905	—

The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2023 and 2022 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2023	$129,677	$157
Total net (loss) gain included in Mortgage banking, net (1)	(1,929)	1,553
Additions	6,602	—
Sales	—	(1,239)
Balance, June 30, 2023	$134,350	$471

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2023	$1,926	$514

Balance, January 1, 2022	$87,687	$1,859
Total net (loss) gain included in Mortgage banking, net (1)	23,168	769
Additions	10,159	—
Sales	—	(1,046)
Balance, June 30, 2022	$121,014	$1,582

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2022	$30,759	$(411)

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at June 30, 2023, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At June 30, 2023, Trustmark had outstanding balances of $38.0 million with a related ACL of $17.6 million in collateral-dependent LHFI, compared to outstanding balances of $40.3 million with a related ACL of $17.7 million in collateral-dependent LHFI at December 31, 2022. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $430 thousand were remeasured during the first six months of 2023, requiring write-downs of $158 thousand to reach their current fair values compared to $2.9 million of foreclosed assets that were remeasured during the first six months of 2022, requiring write-downs of $871 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at June 30, 2023 and December 31, 2022, are as follows ($ in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$832,052	$832,052	$738,787	$738,787
Securities held to maturity	1,458,665	1,366,377	1,494,514	1,406,589
Level 3 Inputs:
Net LHFI	12,484,669	12,335,167	12,083,825	11,850,318

Financial Liabilities:
Level 2 Inputs:
Deposits	14,913,900	14,881,501	14,437,648	14,404,661
Federal funds purchased and securities sold under repurchase agreements	311,179	311,179	449,331	449,331
Other borrowings	1,056,714	1,056,709	1,050,938	1,050,932
Subordinated notes	123,372	103,438	123,262	113,125
Junior subordinated debt securities	61,856	46,083	61,856	46,392

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI. The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three and six months ended June 30, 2023, net losses of $1.2 million and $238 thousand, respectively, were recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to a net gain of $3.3 million and a net loss of $2.3 million for the three and six months ended June 30, 2022. Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2023 included $2.1 million and $3.6 million, respectively, of interest earned on LHFS accounted for under the fair value option, compared to $1.9 million and $3.2 million for the three and six months ended June 30, 2022, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $52.1 million and $70.8 million at June 30, 2023 and December 31, 2022, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and ACL, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option at June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Fair value of LHFS	$128,968	$64,421
LHFS contractual principal outstanding	128,430	63,427
Fair value less unpaid principal	$538	$994

Note 17 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

During the third quarter of 2022, Trustmark initiated a cash flow hedging program. Trustmark's objectives in initiating this hedging program were to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At June 30, 2023, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $975.0 million compared to $825.0 million at December 31, 2022.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components totaled $13 thousand and $22 thousand of amortization expense for the three and six months ended June 30, 2023, respectively, and are included in interest and fees on LHFS and LHFI. As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. During the next twelve months, Trustmark estimates that $17.7 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $277.5 million at June 30, 2023 compared to $277.0 million at December 31, 2022. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $1.3 million and $632 thousand for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the impact was a net negative ineffectiveness of $3.1 million and a net positive ineffectiveness of $374 thousand, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $172.5 million at June 30, 2023, with a positive valuation adjustment of $1.0 million, compared to $97.0 million, with a positive valuation adjustment of $168 thousand, at December 31, 2022.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $122.7 million at June 30, 2023, with a positive valuation adjustment of $471 thousand, compared to $68.4 million, with a positive valuation adjustment of $157 thousand, at December 31, 2022.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At June 30, 2023, Trustmark had interest rate swaps with an aggregate notional amount of $1.420 billion related to this program, compared to $1.391 billion at December 31, 2022.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At both June 30, 2023 and December 31, 2022, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. At June 30, 2023 and December 31, 2022, Trustmark had posted collateral of $1.2 million and $740 thousand, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2023, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At June 30, 2023 and December 31, 2022, Trustmark had entered into five risk participation agreements as a beneficiary with aggregate notional amounts of $49.5 million and $50.2 million, respectively. At June 30, 2023, Trustmark had entered into thirty-one risk participation agreements as a guarantor with an aggregate notional amount of $246.3 million compared to twenty-nine risk participation agreements as a guarantor with an aggregate notional amount of $235.8 million at December 31, 2022. The aggregate fair values of these risk participation agreements were immaterial at both June 30, 2023 and December 31, 2022.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at June 30, 2023 and December 31, 2022 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30, 2023	December 31, 2022
Derivatives in hedging relationships:
Interest rate contracts:
Interest rate swaps included in other assets (1)	$446	$—
Interest rate floors included in other assets	348	—
Interest rate swaps included in other liabilities (1)	189	761

Derivatives not designated as hedging instruments:
Interest rate contracts:
Exchange traded purchased options included in other assets	$14	$38
OTC written options (rate locks) included in other assets	471	157
Futures contracts included in other assets	—	16
Interest rate swaps included in other assets (1)	9,768	8,654
Credit risk participation agreements included in other assets	4	6
Futures contracts included in other liabilities	2,586	268
Forward contracts included in other liabilities	(1,027)	(168)
Exchange traded written options included in other liabilities	422	206
Interest rate swaps included in other liabilities (1)	45,231	44,304
Credit risk participation agreements included in other liabilities	18	8

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives in hedging relationships:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS & LHFI	$(3,997)	$—	$(6,928)	$—

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$(6,347)	$(13,258)	$(3,892)	$(30,776)
Amount of gain (loss) recognized in bank card and other fees	200	(87)	190	322

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(14,625)	$—	$(9,923)	$—

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of June 30, 2023 and December 31, 2022 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of June 30, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$10,562	$—	$10,562	$(1,189)	$(1,230)	$8,143

Offsetting of Derivative Liabilities
As of June 30, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$45,420	$—	$45,420	$(1,189)	$(1,230)	$43,001

Offsetting of Derivative Assets
As of December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$9,415	$—	$9,415	$—	$(2,230)	$7,185

Offsetting of Derivative Liabilities
As of December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$44,304	$—	$44,304	$—	$(740)	$43,564

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General Banking
Net interest income	$138,378	$111,352	$274,537	$209,343
Provision for credit losses	8,435	1,149	9,369	(810)
Noninterest income	28,995	30,545	57,354	61,480
Noninterest expense	113,694	106,352	223,284	209,685
Income before income taxes	45,244	34,396	99,238	61,948
Income taxes	5,855	5,074	13,779	8,175
General banking net income	$39,389	$29,322	$85,459	$53,773
Selected Financial Information
Total assets	$18,121,681	$16,661,715	$18,121,681	$16,661,715
Depreciation and amortization	$8,570	$9,995	$16,013	$20,171

Wealth Management
Net interest income	$1,529	$1,326	$2,968	$2,682
Provision for credit losses	21	(1)	89	(8)
Noninterest income	8,834	8,999	17,553	18,098
Noninterest expense	7,961	8,131	15,995	16,413
Income before income taxes	2,381	2,195	4,437	4,375
Income taxes	597	548	1,110	1,094
Wealth management net income	$1,784	$1,647	$3,327	$3,281
Selected Financial Information
Total assets	$206,556	$199,752	$206,556	$199,752
Depreciation and amortization	$67	$73	$136	$146

Insurance
Net interest income	$(3)	$(2)	$(6)	$(5)
Noninterest income	15,724	13,709	30,023	27,790
Noninterest expense	10,563	9,284	21,266	19,188
Income before income taxes	5,158	4,423	8,751	8,597
Income taxes	1,294	1,108	2,200	2,156
Insurance net income	$3,864	$3,315	$6,551	$6,441
Selected Financial Information
Total assets	$94,389	$90,043	$94,389	$90,043
Depreciation and amortization	$145	$176	$299	$368

Consolidated
Net interest income	$139,904	$112,676	$277,499	$212,020
Provision for credit losses	8,456	1,148	9,458	(818)
Noninterest income	53,553	53,253	104,930	107,368
Noninterest expense	132,218	123,767	260,545	245,286
Income before income taxes	52,783	41,014	112,426	74,920
Income taxes	7,746	6,730	17,089	11,425
Consolidated net income	$45,037	$34,284	$95,337	$63,495
Selected Financial Information
Total assets	$18,422,626	$16,951,510	$18,422,626	$16,951,510
Depreciation and amortization	$8,782	$10,244	$16,448	$20,685

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889. At June 30, 2023, TNB had total assets of $18.420 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,761 full-time equivalent associates (measured at June 30, 2023) located in the states of Alabama (includes the Georgia Loan Production Office (LPO), which are collectively referred to herein as Trustmark's Alabama market region), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022 (2022 Annual Report).

Executive Overview

Trustmark's financial results for the three and six months ended June 30, 2023 reflected solid growth in loans held for investment (LHFI) of $116.8 million, or 0.9%, and $409.9 million, or 3.4%, respectively, as well as growth in deposits of $130.2 million, or 0.9%, and $476.3 million, or 3.3%, respectively, expansion of net interest income, growth in its fee-based businesses and continued credit quality strength. Trustmark's strong financial performance during the first six months of 2023 was achieved despite the challenging financial services environment and increasingly competitive deposit costs. Trustmark remains well-positioned and committed to meeting the banking and financial needs of its customers and the communities it serves, and remains focused on providing support, advice and solutions to meet its customers’ unique needs.

Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value. Trustmark's capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share. The dividend is payable September 15, 2023, to shareholders of record on September 1, 2023.

Recent Economic and Industry Developments

Economic activity improved slightly during the first six months of 2023; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as Russia's invasion of Ukraine, inflation, the consequences of recent bank failures and other economic and industry volatility, supply chain issues, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

Market interest rates began to rise during 2022 after an extended period at historical lows and have continued to rise in 2023. Starting in March 2022, the FRB began raising the target federal funds rate for the first time in three years and continued with multiple increases throughout 2022 and the first six months of 2023, up to a range of 5.00% to 5.25% as of June 2023. The FRB also signaled the possibility of additional rate increases. In addition, the FRB increased the interest that it pays on reserves multiple times during 2022 and the first six months of 2023 from 0.10% to 5.15% as of June 2023. As interest rates have increased, so have competitive pressures on the deposit cost of funds. This has been exacerbated by recent bank failures and the resulting heightened competition for deposits, which has also affected the interest that Trustmark pays on deposits. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on Trustmark's results of operations.

In the July 2023 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that economic activity during the reporting period (covering the period from May 23, 2023 through June 30, 2023) increased slightly; however, conditions varied across Federal Reserve Districts (Districts). Reports by the twelve Districts noted the following during the reporting period:

•
Consumer spending reports were mixed; growth was generally observed in consumer services, but retailers noted shifts away from discretionary spending. Tourism and travel activity was robust. Auto sales remained unchanged or exhibited moderate growth across most Districts. Manufacturing activity edged up in half the Districts and declined in the other half. Transportation activity was down or flat in most Districts, as some contacts reported reduced demand due to high inventory levels and others noted continued challenges from labor shortages.
•
Banking conditions were mostly subdued, as lending activity continued to soften. Despite higher mortgage rates, demand for residential real estate remained steady, although sales were constrained by low inventories. Construction for both residential and commercial units was slightly lower on balance.
•
Agricultural conditions were mixed geographically but softened slightly on balance, with some contacts expecting further softening for the remainder of 2023. Energy activity decreased. Overall economic expectations for the coming months generally continued to call for slow growth.
•
Employment increased modestly during the reporting period, with most Districts experiencing some job growth. Labor demand remained healthy, though some contacts reported that hiring was getting more targeted and selective. Employers continued to have difficulty finding workers, particularly in health care, transportation, and hospitality, and for highly-skilled positions in general. Many Districts reported that labor availability had improved and that some employers were having an easier time hiring. Employers also reported that the unusually high turnover rates in recent years appear to be returning to pre-pandemic norms. Wages continued to rise, but at a more moderate rate. Multiple Districts reported that wage increases were returning to or nearing pre-pandemic levels.

•
Prices increased at a modest pace overall, with several Districts noting some slowing in the pace of increase. Consumer prices generally increased, though reports differed in the extent to which firms were able to pass along input costs increases. Contacts in some Districts noted reluctance to raise prices because consumers had grown more sensitive to prices, while others reported that solid demand allowed firms to maintain margins. Input cost pressures remained elevated for services firms but eased notably in the manufacturing sector. Freight rates continued to decrease, along with the prices for many construction inputs. Price expectations were generally stable or lower over the next several months.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve’s Sixth District also noted on balance, growth slowed at financial institutions, led by a slight decline in the deposit base in recent months as interest rate increases continued to encourage customers to move deposits into higher-yielding alternatives. The Federal Reserve's Sixth District also noted that institutions steadily increased interest rates on deposits to help offset slowing deposit growth and institutions reported continued loan growth, primarily residential, construction and development, which was offset by a decline in securities portfolios. The Federal Reserve’s Eighth District also reported that banking conditions remained stable, even as lending activity softened, noting small business lending in particular had been slow due to higher interest rates. The Federal Reserve’s Eighth District also noted that deposit growth had seen a strong increase as rising deposit interest rates continued to create a very competitive market for deposits, which is compressing net interest margins. The Federal Reserve’s Eleventh District also reported loan demand continued to decline, with most bankers expecting further deterioration over the next six months, loan volumes fell, driven largely by a sharp contraction in consumer loans, loan performance worsened, credit standards and terms continued to tighten and increases in loan pricing was noted. Banking outlooks continued to deteriorate in the Federal Reserve’s Eleventh District, with contacts expecting a further contraction in business activity and an increase in nonperforming loans over the next six months.

The rapid rise in interest rates during 2022 and the first six months of 2023, the resulting industry-wide reduction in the fair value of securities portfolios and the recent bank runs that led to the failures of some financial institutions in March 2023, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the United States banking system. There is heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses and capital. See further discussion of these items in the remaining sections of the Management’s Discussion and Analysis of this document.

Financial Highlights

Trustmark reported net income of $45.0 million, or basic and diluted earnings per share (EPS) of $0.74, in the second quarter of 2023, compared to $34.3 million, or basic and diluted EPS of $0.56, in the second quarter of 2022. Trustmark’s reported performance during the quarter ended June 30, 2023 produced a return on average tangible equity of 15.18%, a return on average assets of 0.96%, an average equity to average assets ratio of 8.42% and a dividend payout ratio of 31.08%, compared to a return on average tangible equity of 11.36%, a return on average assets of 0.79%, an average equity to average assets ratio of 9.24% and a dividend payout ratio of 41.07% during the quarter ended June 30, 2022.

Total revenue, which is defined as net interest income plus noninterest income, for the three and six months ended June 30, 2023 was $193.5 million and $382.4 million, respectively, an increase of $27.5 million, or 16.6%, and $63.0 million, or 19.7%, respectively, when compared to the same time periods in 2022. The increase in total revenue for the three and six months ended June 30, 2023, when compared to the same time periods in 2022, primarily resulted from an increase in net interest income, principally due to increases in interest and fees on loans held for sale (LHFS) and LHFI, interest on securities and other interest income, partially offset by an increase in total interest expense.

Net interest income for the three and six months ended June 30, 2023 totaled $139.9 million and $277.5 million, respectively, an increase of $27.2 million, or 24.2%, and $65.5 million, or 30.9%, respectively, when compared to the same time periods in 2022. Interest income totaled $218.5 million and $417.4 million for the three and six months ended June 30, 2023, respectively, an increase of $101.3 million, or 86.5%, and $196.5 million, or 89.0%, respectively, when compared to the same time periods in 2022, principally due to increases in interest and fees on LHFS and LHFI primarily due to loan growth and rising interest rates, other interest income primarily due to an increase in the rate paid by the Federal Reserve Bank of Atlanta (FRBA) on reserves and interest on securities primarily due to coupon resets on floating rate securities and lower mortgage prepayments. Interest expense totaled $78.6 million and $139.9 million for the three and six months ended June 30, 2023, respectively, an increase of $74.1 million and $131.1 million, respectively, when compared to the same time periods in 2022. The increase in interest expense when the three and six months ended June 30, 2023 are compared to the same time periods in 2022 was due to an increase in interest on deposits primarily due to rising interest rates, increased competition for deposits and higher average balances, an increase in other interest expense primarily due to the increase in short-term Federal Home Loan Bank (FHLB) advances and an increase in interest on federal funds purchased and securities sold under repurchase agreements primarily due to increases to the target rate for federal funds purchased by the FRB as well as an increase in upstream federal funds purchased.

Noninterest income for the three months ended June 30, 2023 totaled $53.6 million, an increase of $300 thousand, or 0.6%, when compared to the same time period in 2022, primarily due to increases in other income, net and insurance commissions, which were largely offset by declines in mortgage banking, net and bank card and other fees. Other income, net totaled $3.7 million for the three months ended June 30, 2023, an increase of $1.8 million, or 93.8%, when compared to the same time period in 2022, principally due to increases in cash management fees and other miscellaneous income. Insurance commissions totaled $14.8 million for the second quarter of 2023, an increase of $1.1 million, or 7.8%, when compared to the same time period in 2022, principally due to increases in commercial property and casualty commissions. Mortgage banking, net totaled $6.6 million for the three months ended June 30, 2023, a decrease of $1.5 million, or 19.0%, when compared to the same time period in 2022, principally due to declines in the gain on sales of loans, net, partially offset by a decline in the run-off of the mortgage servicing rights (MSR). Bank card and other fees for the three months ended June 30, 2023, totaled $8.9 million, a decrease of $1.3 million, or 12.3%, when compared to the same time period in 2022, principally due to declines in customer derivatives income and debit card rebates.

Noninterest income for the first six months of 2023 totaled $104.9 million, a decrease of $2.4 million, or 2.3%, when compared to the same time period in 2022, principally due to declines in mortgage banking, net and bank card and other fees, partially offset by increases in service charges on deposit accounts, insurance commissions and other income, net. Mortgage banking, net totaled $14.2 million for the first six months of 2023, a decrease of $3.8 million, or 21.0%, when compared to the first six months of 2022, principally due to declines in the gain on sales of loans, net and the net hedge ineffectiveness, partially offset by a decline in the run-off of the MSR. Bank card and other fees totaled $16.7 million for the first six months of 2023, a decline of $1.9 million, or 10.2%, when compared to the same time period in 2022, principally due to a decline in customer derivatives income. Service charges on deposit accounts totaled $21.0 million for the first six months of 2023, an increase of $1.4 million, or 6.9%, when compared to the same time period in 2022, principally due to an increase in service charges on personal interest checking accounts. Insurance commissions totaled $29.1 million for the first six months of 2023, an increase of $1.3 million, or 4.6%, when compared to the same time period in 2022, principally due to growth in commercial property and casualty commissions. Other income, net totaled $6.2 million for the first six months of 2023, an increase of $1.1 million, or 21.4%, when compared to the same time period in 2022, principally due to an increase in cash management service charges partially offset by an increase in the amortization of tax credit partnerships.

Noninterest expense for the three months ended June 30, 2023 totaled $132.2 million, an increase of $8.5 million, or 6.8%, when compared to the same time period in 2022. The increase in noninterest expense for the second quarter of 2023 was principally due to increases in salaries and employee benefits, services and fees and other expense. Salaries and employee benefits totaled $75.9 million for the three months ended June 30, 2023, an increase of $4.3 million, or 5.9%, when compared to the same time period in 2022, principally due to increases in salaries expense, primarily due to general merit increases as well as employees added related to the new Georgia LPO, accrued management performance incentives and commission expense due to improvements in insurance production, partially offset by a decline in commission expense due to the decline in mortgage originations. Services and fees totaled $28.3 million for the three months ended June 30, 2023, an increase of $2.6 million, or 10.2%, when compared to the same time period in 2022, principally due to increases in other services and fees, business processing outsourcing fees, advertising expense and data process charges related to software. Other expense totaled $14.5 million for the three months ended June 30, 2023, an increase of $1.0 million, or 7.5%, when compared to the same time period in 2022, principally due to an increase in FDIC assessment expense, primarily due to an increase in the assessment rate, and other miscellaneous expenses.

Noninterest expense for the first six months of 2023 totaled $260.5 million, an increase of $15.3 million, or 6.2%, when compared to the same time period in 2022, principally due to increases in salaries and employee benefits, services and fees, and other expense. Salaries and employee benefits totaled $150.0 million for the first six months of 2023, an increase of $8.7 million, or 6.2%, when compared to the same time period in 2022, principally due to increases in salaries expense, primarily due to general merit increases as well as employees added related to the new Georgia LPO, accrued management performance incentives and commission expense due to improvements in insurance production, partially offset by a decline in commission expense due to the decline in mortgage originations. Services and fees totaled $53.7 million for the first six months of 2023, an increase of $2.7 million, or 5.3%, when compared to the same time period in 2022, principally due to increases in business processing outsourcing fees, advertising expense and data process charges related to software, partially offset by declines in other services and fees and legal expense. Other expense for the first six months of 2023 totaled $29.3 million, an increase of $2.3 million, or 8.7%, when compared to the same time period in 2022, principally due to increases in FDIC assessment expense, primarily due to an increase in the assessment rate, and other miscellaneous expenses.

Trustmark’s provision for credit losses (PCL) on LHFI for the three and six months ended June 30, 2023 totaled $8.2 million and $11.5 million, respectively, an increase of $5.5 million and $9.6 million, respectively, when compared to the same time periods in 2022. The PCL on LHFI for the three and six months ended June 30, 2023 primarily reflected an increase in required reserves as a result of loan growth and weakening in the macroeconomic forecasts, which also increased reserves related to certain qualitative reserve factors, and extended maturities on mortgage loans resulting from lower prepayment speeds. The PCL on off-balance sheet credit exposures totaled $245 thousand and a negative $2.0 million for the three and six months ended June 30, 2023, respectively, an increase in provision expense of $1.8 million and $677 thousand, respectively, when compared to the same time periods in 2022. The PCL on off-balance sheet credit exposures for the three months ended June 30, 2023, primarily reflected an increase in required reserves as a result of changes in the total reserve rate partially offset by a decrease in required reserves due to a decline in unfunded commitments. The negative PCL on off-balance sheet credit exposures for the first six months of 2023 primarily reflected a decline in required reserves as a result of a decline in unfunded commitments. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At June 30, 2023, nonperforming assets totaled $76.2 million, an increase of $8.2 million, or 12.1%, compared to December 31, 2022, primarily as a result of an increase in nonaccrual loans. Nonaccrual LHFI totaled $75.0 million at June 30, 2023, an increase of $9.1 million, or 13.7%, relative to December 31, 2022, primarily due to loans placed on nonaccrual status in the Mississippi market region partially offset by pay-downs of nonaccrual LHFI in the Texas, Mississippi and Alabama market regions.

LHFI totaled $12.614 billion at June 30, 2023, an increase of $409.9 million, or 3.4%, compared to December 31, 2022. The increase in LHFI during the first six months of 2023 was primarily due to net growth in LHFI secured by real estate and commercial and industrial LHFI, partially offset by a decline in state and other political subdivision LHFI. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $14.914 billion at June 30, 2023, an increase of $476.3 million, or 3.3%, compared to December 31, 2022. During the first six months of 2023, noninterest-bearing deposits decreased $632.7 million, or 15.5%, reflecting declines in all categories of noninterest-bearing deposits reflecting customers' desire for higher-yielding deposit accounts. Interest-bearing deposits increased $1.109 billion, or 10.7%, during the first six months of 2023, primarily due to growth in certificates of deposits (CDs), which was principally attributable to deposit campaigns offered during the first six months of 2023 and the addition of $598.3 million of brokered CDs, and growth in business interest checking accounts, partially offset by declines in public and consumer interest checking accounts and consumer savings accounts.

Federal funds purchased and securities sold under repurchase agreements totaled $311.2 million at June 30, 2023, a decrease of $138.2 million, or 30.7%, compared to December 31, 2022, principally due to a decrease in upstream federal funds purchased. The decrease in the upstream federal funds purchased was principally due to a decrease in the reserve balance at the FRBA. Other borrowings totaled $1.057 billion at June 30, 2023, an increase of $5.8 million, or 0.5%, compared to December 31, 2022, principally due to a slight increase in short-term FHLB advances obtained from the FHLB of Dallas partially offset by a decline in GNMA loans eligible for repurchase.

Recent Legislative and Regulatory Developments

Potential Regulatory Reforms in Response to Recent Bank Failures

The recent failures of Silicon Valley Bank, Santa Clara, California, Signature Bank, New York, New York, and First Republic Bank, San Francisco, California, in March and May 2023, may lead to regulatory changes and initiatives that could impact Trustmark. For example, President Biden has encouraged the federal banking agencies to adopt various reforms, including the completion of an incentive compensation rule for bank executives pursuant to Section 956 of the Dodd-Frank Act, in response to these bank failures. On April 28, 2023, the FRB and the FDIC issued reports on the failures of Silicon Valley Bank and Signature Bank, respectively, identifying potential causes that the federal banking agencies may seek to address through changes to their supervisory and regulatory policies. Additionally, agency officials, including the Vice Chair for Supervision of the Board of Governors of the Federal Reserve System, have called for changes to the manner in which banks’ capital, interest rate and liquidity risks are supervised and regulated. The extent of final actions to be taken by the federal regulatory agencies in response to these failures, including the potential changes by the Vice Chair or highlighted in the FRB and FDIC reports, remains unclear.

FDIC Special Assessment

On May 11, 2023, the FDIC issued a proposed rule if adopted would impose special assessments to recover the loss to the FDIC’s Deposit Insurance Fund (DIF) incurred in the receiverships of these institutions. Under the proposed rule, the FDIC would collect special assessments at an annual rate of approximately 12.5 basis points, over eight quarterly assessment periods. The assessment base for the special assessments under the proposed rule would be equal to an insured depository institution's estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. Under the proposed rule, the FDIC would retain the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between estimated or actual losses and the amounts collected, and impose a final shortfall special assessment on a one-time basis after the receiverships for Silicon Valley Bank and Signature Bank terminate. The special assessments as proposed are not expected to be material to Trustmark's financial condition or results of operations.

Small Business Lending Data Collection Rule

On March 30, 2023, the CFPB finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. Trustmark is evaluating the impact of the new rule. The rule is scheduled to take effect on August 29, 2023, and requires compliance by October 1, 2024, April 1, 2025, or January 1, 2026, depending on the number of covered small business loans that a covered lender originates. On July 31 2023, the U.S. District Court for the Southern District of Texas enjoined the CFPB from implementing and enforcing the rule with respect to American Bankers Association members, which includes Trustmark, pending the U.S. Supreme Court's consideration of the constitutionality of the CFPB's funding structure in a separate case.

Third Party Risk Management Guidance

On June 6, 2023, the FDIC, the Federal Reserve and the OCC issued final guidance providing sound principles that support a risk-based approach to third-party risk management. Trustmark is evaluating the impact of this guidance on its practices.

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

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated Statements of Income
Total interest income	$218,528	$117,184	$417,428	$220,897
Total interest expense	78,624	4,508	139,929	8,877
Net interest income	139,904	112,676	277,499	212,020
Provision for credit losses (PCL), LHFI	8,211	2,716	11,455	1,856
PCL, off-balance sheet credit exposures	245	(1,568)	(1,997)	(2,674)
Noninterest income	53,553	53,253	104,930	107,368
Noninterest expense	132,218	123,767	260,545	245,286
Income before income taxes	52,783	41,014	112,426	74,920
Income taxes	7,746	6,730	17,089	11,425
Net Income	$45,037	$34,284	$95,337	$63,495

Total Revenue (1)	$193,457	$165,929	$382,429	$319,388

Per Share Data
Basic EPS	$0.74	$0.56	$1.56	$1.03
Diluted EPS	0.74	0.56	1.56	1.03
Cash dividends per share	0.23	0.23	0.46	0.46

Performance Ratios
Return on average equity	11.43%	8.55%	12.39%	7.71%
Return on average tangible equity	15.18%	11.36%	16.56%	10.16%
Return on average assets	0.96%	0.79%	1.03%	0.73%
Average equity / average assets	8.42%	9.24%	8.33%	9.51%
Net interest margin (fully taxable equivalent)	3.33%	2.90%	3.36%	2.74%
Dividend payout ratio	31.08%	41.07%	29.49%	44.66%

Credit Quality Ratios (2)
Net charge-offs (recoveries) / average loans	0.04%	-0.06%	0.04%	-0.03%
PCL, LHFI / average loans	0.26%	0.10%	0.18%	0.03%
Nonaccrual LHFI / (LHFI + LHFS)	0.59%	0.56%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.60%	0.58%
ACL, LHFI / LHFI	1.03%	0.94%
(1)
Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.
(2)
Excludes PPP loans.

	June 30,
	2023	2022
Consolidated Balance Sheets
Total assets	$18,422,626	$16,951,510
Securities	3,330,548	3,782,118
Total loans (LHFI + LHFS)	12,795,061	11,135,026
Deposits	14,913,900	14,770,168
Total shareholders' equity	1,571,193	1,586,696

Stock Performance
Market value - close	$21.12	$29.19
Book value	25.73	25.93
Tangible book value	19.38	19.58

Capital Ratios
Total equity / total assets	8.53%	9.36%
Tangible equity / tangible assets	6.56%	7.23%
Tangible equity / risk-weighted assets	7.91%	9.16%
Tier 1 leverage ratio	8.35%	8.80%
Common equity Tier 1 risk-based capital ratio	9.87%	11.01%
Tier 1 risk-based capital ratio	10.27%	11.47%
Total risk-based capital ratio	12.08%	13.26%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,580,291	$1,608,309	$1,552,215	$1,660,739
Less: Goodwill		(384,237)	(384,237)	(384,237)	(384,237)
Identifiable intangible assets		(3,301)	(4,436)	(3,411)	(4,656)
Total average tangible equity		$1,192,753	$1,219,636	$1,164,567	$1,271,846

PERIOD END BALANCES
Total shareholders' equity		$1,571,193	$1,586,696
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(3,222)	(4,264)
Total tangible equity	(a)	$1,183,734	$1,198,195

TANGIBLE ASSETS
Total assets		$18,422,626	$16,951,510
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(3,222)	(4,264)
Total tangible assets	(b)	$18,035,167	$16,563,009
Risk-weighted assets	(c)	$14,966,614	$13,076,981

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$45,037	$34,284	$95,337	$63,495
Plus: Intangible amortization net of tax		97	246	313	608
Net income adjusted for intangible amortization		$45,134	$34,530	$95,650	$64,103
Period end shares outstanding	(d)	61,069,036	61,201,123

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		15.18%	11.36%	16.56%	10.16%
Tangible equity/tangible assets	(a)/(b)	6.56%	7.23%
Tangible equity/risk-weighted assets	(a)/(c)	7.91%	9.16%
Tangible book value	(a)/(d)*1,000	$19.38	$19.58

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,571,193	$1,586,696
CECL transitional adjustment		13,000	19,500
AOCI-related adjustments		265,704	207,142
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(370,227)	(370,229)
Other adjustments and deductions for CET1 (2)		(2,915)	(3,757)
CET1 capital	(e)	1,476,755	1,439,352
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 Capital		$1,536,755	$1,499,352

Common equity Tier 1 risk-based capital ratio	(e)/(c)	9.87%	11.01%
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

Net interest income-FTE for the three and six months ended June 30, 2023 increased $27.7 million, or 24.0%, and $66.4 million, or 30.5%, respectively, when compared with the same time periods in 2022. The increase in net interest income-FTE when the three and six months ended June 30, 2023 are compared to the same time periods in 2022 was principally due to increases in interest and fees on LHFS and LHFI, other interest income and taxable interest on securities, partially offset by increases in all categories of interest expense. The net interest margin-FTE for the three and six months ended June 30, 2023 increased 43 basis points to 3.33% and 62 basis points to 3.36%, respectively, when compared to the same time periods in 2022. The net interest margin excluding PPP loans and the balance held at the FRBA, which equals the reported net interest income-FTE excluding interest and fees on PPP and interest on the FRBA balance, as a percentage of average earning assets excluding average PPP loans and the FRBA balance, was 3.23% and 3.30% for the three and six months ended June 30, 2023, respectively, an increase of 17 basis points and 33 basis points, respectively, when compared to the same time periods in 2022. The increase in the net interest margin excluding PPP loans and the balance held at the FRBA for the three and six months ended June 30, 2023 compared to the same time periods in 2022, was principally due to increases in the yields on the LHFS and LHFI portfolio and the securities portfolio, partially offset by increases in the costs of interest-bearing liabilities.

At June 30, 2023, Trustmark had no PPP loans outstanding compared to $12.5 million, net of $259 thousand of deferred fees and costs, outstanding at June 30, 2022. Processing fees earned by TNB as the originating lender were amortized over the life of the loans. Payments on PPP loans were deferred until the date the SBA remitted the borrower’s loan forgiveness amount to the lender (or, if the borrower did not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period). During the first six months of 2022, PPP loans originated by Trustmark totaling $21.0 million were forgiven by the SBA. Average PPP loans for the three and six months ended June 30, 2022 totaled $17.7 million and $23.3 million, respectively. Interest and fees on PPP loans for the three and six months ended June 30, 2022 totaled $184 thousand and $352 thousand, respectively, resulting in yield on PPP loans of 4.16% and 3.04%, respectively.

The average FRBA balance, included in other earning assets, for the three and six months ended June 30, 2023 totaled $777.0 million and $666.9 million, respectively, a decrease of $300.5 million, or 27.9%, and $748.9 million, or 52.9%, respectively, when compared to the same time periods in 2022, principally due to the deployment of excess cash and the significant growth in the LHFI portfolio during 2022. Interest earned on FRBA balances increased $8.7 million and $13.9 million, respectively, when the three and six months ended June 30, 2023 are compared to the same time periods in 2022. The yield on the FRBA balance was 5.47% and 4.99% for the three and six months ended June 30, 2023, respectively, compared to 0.71% and 0.37% for the same time periods in 2022, respectively, reflecting increases in the interest rate that the FRBA pays on reserves.

Average interest-earning assets for the three and six months ended June 30, 2023 were $17.248 billion and $17.058 billion, respectively, compared to $15.984 billion and $16.022 billion for the same time periods in 2022, respectively, an increase of $1.264 billion, or 7.9%, and $1.036 billion, or 6.5%, respectively, principally due to increases in average loans (LHFS and LHFI), partially offset by declines in average other earning assets and average securities. Average loans (LHFS and LHFI) increased $1.822 billion, or 16.7%, and $1.900 billion, or 17.7%, when the three and six months ended June 30, 2023 are compared to the same time period in 2022, respectively, reflecting an increase in the average balance of the LHFI portfolio of $1.858 billion, or 17.4%, and $1.970 billion, or 18.8%, respectively, partially offset by a decrease in the average balance of the LHFS portfolio of $35.8 million, or 17.4%, and $69.3 million, or 30.9%, respectively. The increase in the LHFI portfolio when the balance at June 30, 2023 is compared to June 30, 2022 was principally due to net growth in LHFI secured by real estate and commercial and industrial LHFI, partially offset by a decrease in other commercial LHFI. The decrease in the LHFS portfolio when the balance at June 30, 2023 is compared to June 30, 2022 was principally due to a decline in the GNMA loans eligible for repurchase. Average other earning assets decreased $236.3 million, or 20.7%, and $693.0 million, or 47.0%, when the three and six months ended June 30, 2023 are compared to the same time periods in 2022, respectively, primarily due to the decrease in reserves held at the FRBA. Average securities declined $306.6 million, or 7.8%, and $150.7 million, or 4.0%, when the three and six months ended June 30, 2023 are compared to the same time periods in 2022, respectively, principally due to calls, maturities and pay-downs of the loans underlying GSE guaranteed securities.

Interest income-FTE for the three and six months ended June 30, 2023 totaled $221.9 million and $424.3 million, respectively, an increase of $101.8 million, or 84.8%, and $197.5 million, or 87.1%, respectively, while the yield on total earning assets increased to 5.16% and 5.02%, respectively, compared to 3.01% and 2.85% for the same time periods in 2022, respectively. Interest income-FTE, excluding PPP loans and the balance held at the FRBA, for the three and six months ended June 30, 2023 increased $93.3 million, or 79.1%, and $183.9 million, or 82.2%, respectively, while the yield on total earning assets excluding PPP loans and the balance held at the FRBA increased to 5.15% and 5.02%, respectively, compared 3.18% and 3.10% for the same time periods in 2022, respectively. The increase in interest income-FTE, excluding PPP loans and the balance held at the FRBA, for the three and six months ended June 30, 2023 was primarily due to increases in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable. During the three and six months ended June 30, 2023, interest and fees on LHFS and LHFI-FTE increased $89.9 million, or 87.3%, and $175.6 million, or 89.5%, respectively, while the yield on LHFS and LHFI increased 229 basis points to 6.08% and 225 basis points to 5.94%, respectively, when compared to the same time periods in 2022, primarily due to the higher interest rate environment as well as the increase in the average balance of LHFI. During the three and six months ended June 30, 2023, interest on securities-taxable increased $2.2 million, or 15.2%, and $6.6 million, or 24.6%, respectively, while the yield on securities-taxable increased 37 basis points to 1.87%

and 42 basis points to 1.86%, respectively, when compared to the same time periods in 2022, primarily due to coupon resets on floating rate securities and lower mortgage prepayments.

Average interest-bearing liabilities for the three and six months ended June 30, 2023 totaled $13.047 billion and $12.817 billion, respectively, compared to $10.760 billion and $10.830 billion for the same time periods in 2022, respectively, an increase of $2.287 billion, or 21.2%, and $1.987 billion, or 18.3%, respectively. The increase in average interest-bearing liabilities when the three and six months ended June 30, 2023 are compared to the same time periods in 2022 was primarily the result of the increases in average other borrowings, average interest-bearing deposits and average federal funds purchased and securities sold under repurchase agreements. Average other borrowings for the three and six months ended June 30, 2023 increased $1.250 billion and $1.135 billion, respectively, when compared to the same time periods in 2022, principally due to the increase in outstanding short-term FHLB advances with the FHLB of Dallas. Average interest-bearing deposits for the three and six months ended June 30, 2023 increased $765.5 million, or 7.4%, and $603.0 million, or 5.8%, respectively, when compared to the same time periods in 2022, primarily reflecting growth in average time deposits and average interest-bearing demand deposits. Average federal funds purchased and securities sold under repurchase agreements for the three and six months ended June 30, 2023 increased $271.1 million and $247.9 million, respectively, when compared to the same time periods in 2022, principally due to an increase in upstream federal funds purchased.

Interest expense for the three and six months ended June 30, 2023 totaled $78.6 million and $139.9 million, respectively, an increase of $74.1 million and $131.1 million, respectively, when compared with the same time periods in 2022, while the rate on total interest-bearing liabilities increased 225 basis points to 2.42% and 203 basis points to 2.20%, respectively, reflecting increases in all categories of interest expense. Interest on deposits for the three and six months ended June 30, 2023 increased $51.6 million and $89.8 million, respectively, while the rate on interest-bearing deposits increased 185 basis points to 1.96% and 164 basis points to 1.75%, respectively, when compared to the same time periods in 2022, primarily due to higher interest rates, reflecting the increased competitive pressures on deposits, and increases in average balances of time deposits and interest checking accounts. Other interest expense for the three and six months ended June 30, 2023 increased $17.7 million and $31.7 million, respectively, while the rate on other borrowings increased to 5.12% and 5.01%, respectively, compared to 2.52% and 2.39% for the same time periods in 2022, respectively, primarily due to the increase in outstanding short-term FHLB advances with the FHLB of Dallas. Interest on federal funds purchased and securities sold under repurchase agreements for the three and six months ended June 30, 2023 increased $4.8 million and $9.6 million, respectively, while the rate on federal funds purchased and securities sold under repurchase agreements increased to 5.01% and 4.73%, respectively, when compared to 0.24% and 0.17% for the same time periods in 2022, respectively, reflecting the FRB's increases to the target rate for federal funds purchased as well as the increase in upstream federal funds purchased.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2023			2022

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$3,275	$45	5.51%	$110	$1	3.65%
Securities - taxable	3,603,591	16,779	1.87%	3,905,963	14,561	1.50%
Securities - nontaxable	6,514	69	4.25%	10,740	107	4.00%
PPP Loans	—	—	—	17,746	184	4.16%
Loans (LHFS and LHFI)	12,732,057	192,941	6.08%	10,910,178	103,033	3.79%
Other earning assets	903,027	12,077	5.36%	1,139,312	2,214	0.78%
Total interest-earning assets	17,248,464	221,911	5.16%	15,984,049	120,100	3.01%
Other assets	1,648,583			1,513,127
ACL, LHFI	(121,960)			(99,106)
Total Assets	$18,775,087			$17,398,070

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$11,141,623	54,409	1.96%	$10,376,149	2,774	0.11%
Federal funds purchased and securities sold under repurchase agreements	389,834	4,865	5.01%	118,753	70	0.24%
Other borrowings	1,515,203	19,350	5.12%	265,255	1,664	2.52%
Total interest-bearing liabilities	13,046,660	78,624	2.42%	10,760,157	4,508	0.17%
Noninterest-bearing demand deposits	3,595,927			4,590,338
Other liabilities	552,209			439,266
Shareholders' equity	1,580,291			1,608,309
Total Liabilities and Shareholders' Equity	$18,775,087			$17,398,070

Net Interest Margin		143,287	3.33%		115,592	2.90%

Less tax equivalent adjustment		3,383			2,916
Net Interest Margin per Consolidated Statements of Income		$139,904			$112,676

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$2,829	$75	5.35%	$83	$1	2.43%
Securities - taxable	3,634,824	33,540	1.86%	3,781,847	26,918	1.44%
Securities - nontaxable	7,910	161	4.10%	11,592	229	3.98%
PPP Loans	—	—	—	23,346	352	3.04%
Loans (LHFS and LHFI)	12,631,810	371,908	5.94%	10,731,438	196,285	3.69%
Other earning assets	780,657	18,604	4.81%	1,473,655	3,031	0.41%
Total interest-earning assets	17,058,030	424,288	5.02%	16,021,961	226,816	2.85%
Other assets	1,700,643			1,531,884
ACL, LHFI	(120,974)			(99,247)
Total Assets	$18,637,699			$17,454,598

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$10,997,795	95,307	1.75%	$10,394,769	5,534	0.11%
Federal funds purchased and securities sold under repurchase agreements	413,055	9,697	4.73%	165,122	140	0.17%
Other borrowings	1,406,197	34,925	5.01%	270,602	3,203	2.39%
Total interest-bearing liabilities	12,817,047	139,929	2.20%	10,830,493	8,877	0.17%
Noninterest-bearing demand deposits	3,703,987			4,595,693
Other liabilities	564,450			367,673
Shareholders' equity	1,552,215			1,660,739
Total Liabilities and Shareholders' Equity	$18,637,699			$17,454,598

Net Interest Margin		284,359	3.36%		217,939	2.74%

Less tax equivalent adjustment		6,860			5,919
Net Interest Margin per Consolidated Statements of Income		$277,499			$212,020

Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI totaled $8.2 million and $11.5 million for the three and six months ended June 30, 2023, respectively, compared to $2.7 million and $1.9 million, respectively, for the same time periods in 2022. The PCL on LHFI for the three and six months ended June 30, 2023 primarily reflected an increase in required reserves as a result of loan growth and weakening in the macroeconomic forecasts, which also increased reserves related to certain qualitative reserve factors, and extended maturities on mortgage loans resulting from lower prepayment speeds.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled $245 thousand and a negative $2.0 million for the three and six months ended June 30, 2023, respectively, compared to a negative $1.6 million and a negative $2.7 million, respectively, for the same time periods in 2022. The PCL on off-balance sheet credit exposures for the three months ended June 30, 2023, primarily reflected an increase in required reserves as a result of changes in the total reserve rate partially offset by a decrease in required reserves due to a decline in unfunded commitments. The negative PCL on off-balance sheet credit exposures for the first six months of 2023 primarily reflected a decline in required reserves as a result of a decline in unfunded commitments.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income

Noninterest income represented 27.7% and 27.4% of total revenue for the three and six months ended June 30, 2023, respectively, compared to 32.1% and 33.6% or the three and six months ended June 30, 2022, respectively. The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Service charges on deposit accounts	$10,695	$10,226	$469	4.6%	$21,031	$19,677	$1,354	6.9%
Bank card and other fees	8,917	10,167	(1,250)	-12.3%	16,720	18,609	(1,889)	-10.2%
Mortgage banking, net	6,600	8,149	(1,549)	-19.0%	14,239	18,022	(3,783)	-21.0%
Insurance commissions	14,764	13,702	1,062	7.8%	29,069	27,791	1,278	4.6%
Wealth management	8,882	9,102	(220)	-2.4%	17,662	18,156	(494)	-2.7%
Other, net	3,695	1,907	1,788	93.8%	6,209	5,113	1,096	21.4%
Total noninterest income	$53,553	$53,253	$300	0.6%	$104,930	$107,368	$(2,438)	-2.3%

Changes in various components of noninterest income are discussed in further detail below. For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The increase in service charges on deposit accounts when the first six months of 2023 is compared to the same time period in 2022 was principally due to an increase in service charges on personal interest checking accounts.

Bank Card and Other Fees

The decrease in bank card and other fees when the three months ended June 30, 2023 is compared to the same time period in 2022 was principally due to declines in customer derivatives income and debit card rebates. The decrease in bank card and other fees when the first six months of 2023 is compared to the same time period in 2022 was principally due to a decline in customer derivatives income.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Mortgage servicing income, net	$6,764	$6,557	$207	3.2%	$13,549	$12,986	$563	4.3%
Change in fair value-MSR from runoff	(2,710)	(3,806)	1,096	28.8%	(3,855)	(7,591)	3,736	49.2%
Gain on sales of loans, net	3,887	6,030	(2,143)	-35.5%	7,684	12,253	(4,569)	-37.3%
Mortgage banking income before net hedge ineffectiveness	7,941	8,781	(840)	-9.6%	17,378	17,648	(270)	-1.5%
Change in fair value-MSR from market changes	5,898	8,739	(2,841)	-32.5%	1,926	30,759	(28,833)	-93.7%
Change in fair value of derivatives	(7,239)	(9,371)	2,132	22.8%	(5,065)	(30,385)	25,320	83.3%
Net hedge ineffectiveness	(1,341)	(632)	(709)	n/m	(3,139)	374	(3,513)	n/m
Mortgage banking, net	$6,600	$8,149	$(1,549)	-19.0%	$14,239	$18,022	$(3,783)	-21.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net for the three months ended June 30, 2023 when compared to the same time period in 2022 was principally due to decline in the gain on sales of loans, net, partially offset by a decline in the run-off of the MSR. The decrease in mortgage banking, net when the first six months of 2023 is compared to the same time period in 2022 was principally due to declines in the gain on sales of loans, net and the net hedge ineffectiveness, partially offset by a decline in the run-off of the MSR. Mortgage loan production for the three and six months ended June 30, 2023 was $431.3 million and $792.4 million, respectively, a decrease of $250.1 million, or 36.7%, and $433.3 million, or 35.4%, respectively, when compared to the same time periods in 2022. Loans serviced for others totaled $8.260 billion at June 30, 2023, compared with $8.022 billion at June 30, 2022, an increase of $238.2 million, or 3.0%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The decrease in the gain on sales of loans, net when the three months ended June 30, 2023 is compared to the same time period in 2022, was primarily the result of lower profit margins in secondary marketing activities partially offset by an increase in the mortgage fair value adjustment. The decrease in the gain on sales of loans, net when the six months ended June 30, 2023 is compared to the same time period in 2022, was primarily the result of a decline in the volume of loans sold and lower profit margins in secondary marketing activities, partially offset by an increase in the mortgage fair value adjustment. Loan sales totaled $335.5 million and $549.3 million for the three and six months ended June 30, 2023, respectively, a decrease of $1.9 million, or 0.6%, and $161.8 million, or 22.8%, respectively, when compared with the same time periods in 2022.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,019)	$(1,475)	$(544)	-36.9%	$(3,980)	$(2,811)	$(1,169)	-41.6%
Increase in life insurance cash surrender value	1,716	1,683	33	2.0%	3,409	3,310	99	3.0%
Other miscellaneous income	3,998	1,699	2,299	n/m	6,780	4,614	2,166	46.9%
Total other, net	$3,695	$1,907	$1,788	93.8%	$6,209	$5,113	$1,096	21.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other income, net for the three months ended June 30, 2023, when compared to the same time period in 2022 was principally due to increases in cash management fees and other miscellaneous income. The increase in other income, net for the first six months of 2023, when compared to the same time period in 2022 was principally due to an increase in cash management service charges partially offset by an increase in the amortization of tax credit partnerships.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Salaries and employee benefits	$75,940	$71,679	$4,261	5.9%	$149,996	$141,264	$8,732	6.2%
Services and fees (1)	28,264	25,659	2,605	10.2%	53,690	50,973	2,717	5.3%
Net occupancy-premises	7,108	6,892	216	3.1%	14,737	13,971	766	5.5%
Equipment expense	6,404	6,047	357	5.9%	12,809	12,108	701	5.8%
Other expense (1)	14,502	13,490	1,012	7.5%	29,313	26,970	2,343	8.7%
Total noninterest expense	$132,218	$123,767	$8,451	6.8%	$260,545	$245,286	$15,259	6.2%
(1)
During the first quarter of 2023, Trustmark reclassified its debit card transaction fees from other expense to services and fees. The prior periods have been reclassified accordingly.

Changes in the various components of noninterest expense are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three and six months ended June 30, 2023 is compared to the same time periods in 2022 was principally due to increases in salaries expense, primarily due to general merit increases as well as employees added related to the new Georgia LPO, accrued management performance incentives and commission expense due to improvements in insurance production, partially offset by a decline in commission expense due to the decline in mortgage originations.

Services and Fees

The increase in services and fees for the three months ended June 30, 2023 was principally due to increases in other services and fees, business processing outsourcing fees, advertising expense and data process charges related to software. The increase in services and fees for the first six months of 2023 was principally due to increases in business processing outsourcing fees, advertising expense and data processing charges related to software, partially offset by declines in other services and fees and legal expense.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Loan expense (1)	$3,066	$2,947	$119	4.0%	$5,604	$6,475	$(871)	-13.5%
Amortization of intangibles	130	328	(198)	-60.4%	418	810	(392)	-48.4%
FDIC assessment expense	2,550	1,810	740	40.9%	4,920	3,310	1,610	48.6%
Other real estate expense, net	171	623	(452)	-72.6%	343	658	(315)	-47.9%
Other miscellaneous expense	8,585	7,782	803	10.3%	18,028	15,717	2,311	14.7%
Total other expense (1)	$14,502	$13,490	$1,012	7.5%	$29,313	$26,970	$2,343	8.7%
(1)
During the first quarter of 2023, Trustmark reclassified its debit card transaction fees from other expense to services and fees. The prior periods have been reclassified accordingly.

The increase in other expense when the three and six months ended June 30, 2023 are compared to the same time periods in 2022 was principally due to increases in FDIC assessment expense and other miscellaneous expenses. The increase in FDIC assessment expense when the three and six months ended June 30, 2023 are compared to the same time periods in 2022 was principally due to changes in the assessment rate calculation, deployment of Trustmark's excess cash balance during 2022, which increased the overall assessment rate, and the 2 basis point increase in the initial base assessment rate by the FDIC during the second quarter of 2023 as part of the FDIC's final rule to restore the DIF to required levels. The increase in other miscellaneous expenses when the three months ended June 30, 2023 is compared to the same time period in 2022 was principally due to increases in sponsorships and contributions, travel and entertainment expense and other various miscellaneous expenses partially offset by a decline in stationery and supplies expenses. The increase in other miscellaneous expenses when the first six months of 2023 is compared to the same time period in 2022 was principally due to increases in sponsorships and contributions, travel and entertainment expense, stationery and supplies expenses, insurance expense and other various miscellaneous expenses.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 18 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the six months ended June 30, 2023 and 2022.

General Banking

Net interest income for the General Banking Segment increased $65.2 million, or 31.1%, when the six months ended June 30, 2023 is compared with the same time period in 2022. The increase in net interest income was principally due to increases in interest and fees on LHFS and LHFI, other interest income and interest on securities, partially offset by increases in all categories of interest expense. The PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for the six months ended June 30, 2023 totaled $9.4 million compared to a negative PCL of $810 thousand for the same period in 2022, an increase of $10.2 million. For more information on these net interest income and PCL items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $4.1 million, or 6.7%, when the first six months of 2023 is compared to the same time period in 2022, primarily due to the declines in mortgage banking, net and bank card and other fees partially offset by an increase in service charges on deposit accounts. Noninterest income for the General Banking Segment represented 17.3% of total revenue for this segment for the first six months of 2023 compared to 22.7% for the same time period in 2022. Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net and other income, net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $13.6 million, or 6.5%, when the first six months of 2023 is compared with the same time period in 2022, principally due to increases in salaries and employee benefits, data processing charges related to software, FDIC assessment expense and other miscellaneous expense, partially offset by declines in loan expenses and other services and fees. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first six months of 2023 increased $46 thousand, or 1.4%, when compared to the same time period in 2022, primarily due to an increase in net interest income and a decline in noninterest expense, partially offset by a decrease in noninterest income. Net interest income for the Wealth Management Segment increased $286 thousand, or 10.7%, when the first six months of 2023 is compared to the same time period in 2022, principally due to an increase in interest and fees on loans generated by the Private Banking Department partially offset by an increase in interest expense on deposits. The PCL for the six months ended June 30, 2023 totaled $89 thousand compared to a negative PCL of $8 thousand for the same period in 2022. Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, decreased $545 thousand, or 3.0%, when the first six months of 2023 is compared to the same time period in 2022, primarily due to declines in income from brokerage services partially offset by an increase in income from annuity investment services. Noninterest expense for the Wealth Management Segment decreased $418 thousand, or 2.5%, when the first six months of 2023 is compared to the same time period in 2022, principally due to a decrease in salary and employee benefit expense, primarily related to broker commissions and trust incentives.

At June 30, 2023 and 2022, Trustmark held assets under management and administration of $18.203 billion and $17.323 billion, respectively, and brokerage assets of $2.442 billion and $2.172 billion, respectively.

Insurance

Net income for the Insurance Segment for the first six months of 2023 increased $110 thousand, or 1.7%, when compared to the same time period in 2022. Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $2.2 million, or 8.0%, when the first six months of 2023 is compared to the same time period in 2022, primarily due to new business commission volume in the commercial property and casualty business. Noninterest expense for the Insurance Segment increased $2.1 million, or 10.8%, when the first six months of 2023 is compared to the same time period in 2022, primarily due to increases in salary expense as a result of general merit increases and commission expense as a result of higher business volumes.

Income Taxes

For the three and six months ended June 30, 2023, Trustmark’s combined effective tax rate was 14.7% and 15.2%, respectively, compared to 16.4% and 15.2%, respectively, for the same time periods in 2022. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low-income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities sold under reverse repurchase agreements and other earning assets. Average earning assets totaled $17.058 billion, or 91.5% of total average assets, for the six months ended June 30, 2023, compared to $16.022 billion, or 91.8% of total average assets, for the six months ended June 30, 2022, an increase of $1.036 billion, or 6.5%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 4.7 years at June 30, 2023 compared to 4.9 years at December 31, 2022.

When compared to December 31, 2022, total investment securities decreased by $188.0 million, or 5.3%, during the first six months of 2023. This decrease resulted primarily from calls, maturities and pay-downs of the loans underlying GSE guaranteed securities. Trustmark sold no securities during the first six months of 2023 or 2022.

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

At June 30, 2023, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss), net of tax, (AOCI) in the accompanying consolidated balance sheets totaled $63.4 million, net of tax, compared to $69.2 million, net of tax, at December 31, 2022.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At June 30, 2023, available for sale securities totaled $1.872 billion, which represented 56.2% of the securities portfolio, compared to $2.024 billion, or 57.5% of total securities, at December 31, 2022. At June 30, 2023, unrealized losses, net on available for sale securities totaled $235.7 million compared to unrealized losses, net of $246.6 million at December 31, 2022. At June 30, 2023, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At June 30, 2023, held to maturity securities totaled $1.459 billion, which represented 43.8% of the total securities portfolio, compared to $1.495 billion, or 42.5% of total securities, at December 31, 2022.

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

As of June 30, 2023, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,102,821	99.8%	$1,867,070	99.7%
A1 to A3	1,019	—	1,008	0.1%
Not Rated (1)	3,769	0.2%	3,805	0.2%
Total securities available for sale	$2,107,609	100.0%	$1,871,883	100.0%

Securities Held to Maturity
Aaa	$1,457,485	99.9%	$1,365,196	99.9%
Not Rated (1)	1,180	0.1%	1,181	0.1%
Total securities held to maturity	$1,458,665	100.0%	$1,366,377	100.0%

	December 31, 2022
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,265,889	99.8%	$2,018,912	99.7%
A1 to A3	1,028	—	1,017	0.1%
Not Rated (1)	3,792	0.2%	4,153	0.2%
Total securities available for sale	$2,270,709	100.0%	$2,024,082	100.0%

Securities Held to Maturity
Aaa	$1,490,004	99.7%	$1,402,079	99.7%
Aa1 to Aa3	3,001	0.2%	2,999	0.2%
Not Rated (1)	1,509	0.1%	1,511	0.1%
Total securities held to maturity	$1,494,514	100.0%	$1,406,589	100.0%

(1)
Not rated securities primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.

LHFS

At June 30, 2023, LHFS totaled $181.1 million, consisting of $129.0 million of residential real estate mortgage loans in the process of being sold to third parties and $52.1 million of GNMA optional repurchase loans. At December 31, 2022, LHFS totaled $135.2 million, consisting of $64.4 million of residential real estate mortgage loans in the process of being sold to third parties and $70.8 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2023 or 2022.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

At June 30, 2023 and December 31, 2022, LHFI consisted of the following ($ in thousands):

	June 30, 2023		December 31, 2022
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$649,336	5.2%	$690,616	5.7%
Other secured by 1-4 family residential properties	592,289	4.7%	590,790	4.8%
Secured by nonfarm, nonresidential properties	3,471,728	27.5%	3,278,830	26.9%
Other real estate secured	954,410	7.6%	742,538	6.1%
Other loans secured by real estate:
Other construction	1,073,321	8.5%	1,028,926	8.4%
Secured by 1-4 family residential properties	2,261,893	17.9%	2,185,057	17.9%
Commercial and industrial loans	1,883,480	14.9%	1,821,259	14.9%
Consumer loans	167,540	1.3%	170,230	1.4%
State and other political subdivision loans	1,111,710	8.8%	1,223,863	10.0%
Other commercial loans	448,260	3.6%	471,930	3.9%
LHFI	$12,613,967	100.0%	$12,204,039	100.0%

LHFI increased $409.9 million, or 3.4%, compared to December 31, 2022. The increase in LHFI during the first six months of 2023 was primarily due to net growth in LHFI secured by real estate and commercial and industrial LHFI, partially offset by a decline in state and other political subdivision LHFI.

LHFI secured by real estate increased $486.2 million, or 5.7%, during the first six months of 2023, primarily due to net growth in LHFI secured by other real estate, LHFI secured by nonfarm, nonresidential properties (NFNR), LHFI secured by 1-4 family residential properties and other construction LHFI, partially offset by a decline in construction, land development and other land LHFI. LHFI secured by other real estate increased $211.9 million, or 28.5%, during the first six months of 2023, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Texas, Alabama and Mississippi market regions. Excluding other construction loan reclassifications, LHFI secured by other real estate decreased $82.1 million, or 11.1%, during the first six months of 2023 principally due to declines in LHFI secured by multi-family residential properties in the Mississippi and Texas market regions. NFNR LHFI increased $192.9 million, or 5.9%, during the first six months of 2023 principally due to other construction loans that moved to NFNR LHFI in all five market regions. Excluding other construction loan reclassifications, NFNR LHFI decreased $87.7 million, or 2.7%, during the first six months of 2023 due to declines in nonowner-occupied loans across all market regions with the exception of Texas as well as owner-occupied loans in all market regions with the exception of Mississippi. LHFI secured by 1-4 family residential properties increased $76.8 million, or 3.5%, during the first six months of 2023 primarily reflecting new mortgage loan production. Other construction loans increased $44.4 million, or 4.3%, during the first six months of 2023 primarily due to new construction loans in the Alabama, Texas, Mississippi and Florida market regions partially offset by other construction loans moved to other loan categories upon the completion of the related construction project. During the first six months of 2023, $574.6 million loans were moved from other construction to other loan categories, including $294.0 million to multi-family residential loans, $226.1 million to nonowner-occupied loans and $54.5 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans totaled $619.0 million, or 60.2%, during the first six months of 2023. LHFI secured by construction, land development and other land decreased $41.3 million, or 6.0%, during the first six months of 2023 primarily due to declines in 1-4 family construction, land development and other land loans across all five market regions.

Commercial and industrial LHFI increased $62.2 million, or 3.4%, during the first six months of 2023, primarily reflecting growth in the Alabama and Texas market regions partially offset by declines in the Tennessee and Mississippi market regions. State and other political subdivision LHFI declined $112.2 million, or 9.2%, during the first six months of 2023, reflecting declines across all five market regions with the exception of the Alabama market region.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	June 30, 2023	December 31, 2022
Home equity loans	$47,708	$45,532
Home equity lines of credit	413,913	412,013
Percentage of loans and lines for which Trustmark holds first lien	49.2%	51.7%
Percentage of loans and lines for which Trustmark does not hold first lien	50.8%	48.3%

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

Trustmark’s variable rate LHFI are based primarily on various prime and SOFR interest rate bases. The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$198,209	$451,127	$649,336
Other secured by 1- 4 family residential properties	165,658	426,631	592,289
Secured by nonfarm, nonresidential properties	1,412,594	2,059,134	3,471,728
Other real estate secured	104,603	849,807	954,410
Other loans secured by real estate:
Other construction	31,736	1,041,585	1,073,321
Secured by 1- 4 family residential properties	1,379,513	882,380	2,261,893
Commercial and industrial loans	705,654	1,177,826	1,883,480
Consumer loans	139,309	28,231	167,540
State and other political subdivision loans	1,044,060	67,650	1,111,710
Other commercial loans	238,824	209,436	448,260
LHFI	$5,420,160	$7,193,807	$12,613,967

	December 31, 2022
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$204,191	$486,425	$690,616
Other secured by 1- 4 family residential properties	162,210	428,580	590,790
Secured by nonfarm, nonresidential properties	1,482,199	1,796,631	3,278,830
Other real estate secured	150,378	592,160	742,538
Other loans secured by real estate:
Other construction	33,917	995,009	1,028,926
Secured by 1- 4 family residential properties	1,310,914	874,143	2,185,057
Commercial and industrial loans	612,064	1,209,195	1,821,259
Consumer loans	142,841	27,389	170,230
State and other political subdivision loans	1,163,083	60,780	1,223,863
Other commercial loans	145,378	326,552	471,930
LHFI	$5,407,175	$6,796,864	$12,204,039

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

The following table presents the LHFI composition by region at June 30, 2023 and reflects each region’s diversified mix of loans ($ in thousands):

	June 30, 2023
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$649,336	$298,281	$42,729	$175,347	$30,387	$102,592
Other secured by 1-4 family residential properties	592,289	136,612	51,817	298,128	78,579	27,153
Secured by nonfarm, nonresidential properties	3,471,728	954,604	225,437	1,471,341	159,402	660,944
Other real estate secured	954,410	379,984	1,805	294,497	7,376	270,748
Other loans secured by real estate:
Other construction	1,073,321	519,512	12,116	220,142	—	321,551
Secured by 1-4 family residential properties	2,261,893	—	—	2,257,063	4,830	—
Commercial and industrial loans	1,883,480	576,345	25,686	750,161	257,002	274,286
Consumer loans	167,540	23,785	8,320	105,085	19,288	11,062
State and other political subdivision loans	1,111,710	77,931	61,148	805,342	25,596	141,693
Other commercial loans	448,260	110,535	9,997	215,016	48,929	63,783
LHFI	$12,613,967	$3,077,589	$439,055	$6,592,122	$631,389	$1,873,812

Construction, Land Development and Other Land Loans by Region
Lots	$69,120	$29,517	$10,179	$14,955	$4,362	$10,107
Development	130,166	55,946	1,366	36,602	7,465	28,787
Unimproved land	96,994	20,854	13,859	29,651	4,564	28,066
1-4 family construction	353,056	191,964	17,325	94,139	13,996	35,632
Construction, land development and other land loans	$649,336	$298,281	$42,729	$175,347	$30,387	$102,592

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$363,101	$125,094	$26,313	$123,940	$20,570	$67,184
Office	275,841	102,162	16,822	86,818	2,152	67,887
Hotel/motel	298,632	167,641	50,344	53,705	26,942	—
Mini-storage	144,253	23,282	2,002	99,182	464	19,323
Industrial	375,366	89,226	18,416	103,343	9,976	154,405
Health care	70,788	41,098	—	26,846	338	2,506
Convenience stores	32,385	7,207	438	14,279	572	9,889
Nursing homes/senior living	471,414	174,609	—	201,391	5,249	90,165
Other	132,613	44,071	9,381	60,170	8,655	10,336
Total nonowner-occupied loans	2,164,393	774,390	123,716	769,674	74,918	421,695
Owner-occupied:
Office	153,392	45,525	36,517	43,905	9,906	17,539
Churches	67,325	16,766	4,394	37,537	6,069	2,559
Industrial warehouses	164,540	16,056	4,571	41,402	17,487	85,024
Health care	146,007	10,420	6,141	108,638	2,305	18,503
Convenience stores	149,551	11,834	33,888	68,713	215	34,901
Retail	88,837	11,270	9,271	40,320	18,849	9,127
Restaurants	54,460	4,191	3,925	31,241	11,844	3,259
Auto dealerships	45,878	6,151	213	22,307	17,207	—
Nursing homes/senior living	301,226	44,709	—	230,317	—	26,200
Other	136,119	13,292	2,801	77,287	602	42,137
Total owner-occupied loans	1,307,335	180,214	101,721	701,667	84,484	239,249
Loans secured by nonfarm, nonresidential properties	$3,471,728	$954,604	$225,437	$1,471,341	$159,402	$660,944

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

The econometric models currently in production reflect segment or pool level sensitivities of probability of default (PD) to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of its assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD. However, due to the COVID-19 pandemic, the macroeconomic variables used for reasonable and supportable forecasting changed rapidly. At the macroeconomic levels experienced during the COVID-19 pandemic, it is not clear that the models currently in production will produce reasonably representative results since the models were originally estimated using data beginning in 2004 through 2019. During this period, a traditional, albeit severe, economic recession occurred. Thus, econometric models are sensitive to similar future levels of PD.

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

At June 30, 2023, the ACL on LHFI was $129.3 million, an increase of $9.1 million, or 7.6%, when compared with December 31, 2022. The increase in the ACL during the first six months of 2023 was principally due to loan growth and weakening in the macroeconomic forecasts, which also increased reserves related to certain qualitative reserve factors, and extended maturities on mortgage loans resulting from lower prepayment speeds. Allocation of Trustmark’s $129.3 million ACL on LHFI, represented 0.84% of commercial LHFI and 1.60% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.03% as of June 30, 2023. This compares with an ACL to total LHFI of 0.99% at December 31, 2022, which was allocated to commercial LHFI at 0.85% and to consumer and mortgage LHFI at 1.41%.

The following table presents changes in the ACL on LHFI for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$122,239	$98,734	$120,214	$99,457
Provision for credit losses, LHFI	8,211	2,716	11,455	1,856
LHFI charged-off	(2,773)	(2,277)	(5,769)	(4,519)
Recoveries	1,621	3,967	3,398	6,346
Net (charge-offs) recoveries	(1,152)	1,690	(2,371)	1,827
Balance at end of period	$129,298	$103,140	$129,298	$103,140

The increase in net charge-offs when the three months ended June 30, 2023 is compared to the same time period in 2022 was principally due to declines in recoveries in all five market regions. The increase in net charge-offs when the first six months of 2023 is compared to the same time period in 2022 was principally due to declines in recoveries in all five market regions as well as increases in charge-offs in the Mississippi and Alabama market regions.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Alabama	$(141)	$1,129	$(409)	$1,828
Florida	(35)	761	(71)	735
Mississippi	(762)	(266)	(1,537)	(354)
Tennessee	(166)	31	(290)	(393)
Texas	(48)	35	(64)	11
Total net (charge-offs) recoveries	$(1,152)	$1,690	$(2,371)	$1,827

The PCL, LHFI for the three and six months ended June 30, 2023 totaled 0.26% and 0.18% of average loans (LHFS and LHFI), respectively, compared to 0.10% and 0.03% of average loans (LHFS and LHFI), respectively, for the same time periods in 2022. The PCL on LHFI for the three and six months ended June 30, 2023 primarily reflected an increase in required reserves as a result of loan growth and weakening in the macroeconomic forecasts, which also increased reserves related to certain qualitative reserve factors, and extended maturities on mortgage loans resulting from lower prepayment speeds.

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

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. At June 30, 2023, the ACL on off-balance sheet credit exposures totaled $34.8 million compared to $36.8 million at December 31, 2022, a decrease of $2.0 million, or 5.4%. The PCL, off-balance sheet credit exposures totaled $245 thousand and a negative $2.0 million for the three and six months ended June 30, 2023, respectively, compared to a negative $1.6 million and a negative $2.7 million, respectively, for the same time periods in 2022. The PCL on off-balance sheet credit exposures for the three months ended June 30, 2023, primarily reflected an increase in required reserves as a result of changes in the total reserve rate partially offset by a decrease in required reserves due to a decline in unfunded commitments. The negative PCL on off-balance sheet credit exposures for the first six months of 2023 primarily reflected a decline in required reserves as a result of a decline in unfunded commitments.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Nonaccrual LHFI
Alabama	$11,058	$12,300
Florida	334	227
Mississippi	36,288	24,683
Tennessee	5,088	5,566
Texas	22,259	23,196
Total nonaccrual LHFI	75,027	65,972
Other real estate
Alabama	—	194
Mississippi	1,137	1,769
Tennessee	—	23
Total other real estate	1,137	1,986
Total nonperforming assets	$76,164	$67,958

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.60%	0.55%

Loans past due 90 days or more
LHFI	$3,911	$3,929

LHFS - Guaranteed GNMA serviced loans (1)	$35,766	$49,320

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At June 30, 2023, nonaccrual LHFI totaled $75.0 million, or 0.59% of total LHFS and LHFI, reflecting an increase of $9.1 million, or 13.7%, relative to December 31, 2022. The increase in nonaccrual LHFI during the first six months of 2023 was primarily due to loans placed on nonaccrual status in the Mississippi market region partially offset by pay-downs of nonaccrual LHFI in the Texas, Mississippi and Alabama market regions.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at June 30, 2023 decreased $849 thousand, or 42.7%, when compared with December 31, 2022. The decrease in other real estate was principally due to properties sold in the Mississippi, Tennessee and Alabama market regions, partially offset by properties foreclosed in the Mississippi and Tennessee market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30, 2023
	Total	Alabama	Mississippi	Tennessee
Balance at beginning of period	$1,684	$—	$1,495	$189
Additions	270	—	229	41
Disposals	(724)	—	(494)	(230)
(Write-downs) recoveries	(93)	—	(93)	—
Balance at end of period	$1,137	$—	$1,137	$—

	Three Months Ended June 30, 2022
	Total	Alabama	Mississippi	Tennessee
Balance at beginning of period	$3,187	$—	$3,187	$—
Additions	411	51	360	—
Disposals	—	—	—	—
(Write-downs) recoveries	(564)	33	(597)	—
Balance at end of period	$3,034	$84	$2,950	$—

	Six Months Ended June 30, 2023
	Total	Alabama	Mississippi	Tennessee
Balance at beginning of period	$1,986	$194	$1,769	$23
Additions	570	—	340	230
Disposals	(1,266)	(194)	(819)	(253)
(Write-downs) recoveries	(153)	—	(153)	—
Balance at end of period	$1,137	$—	$1,137	$—

	Six Months Ended June 30, 2022
	Total	Alabama	Mississippi	Tennessee
Balance at beginning of period	$4,557	$—	$4,557	$—
Additions	456	51	405	—
Disposals	(1,868)	—	(1,868)	—
(Write-downs) recoveries	(111)	33	(144)	—
Balance at end of period	$3,034	$84	$2,950	$—

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate increased $42 thousand, or 37.8%, when the first six months of 2023 is compared to the same time period in 2022, primarily due to an increase in reserves for other real estate write-downs in the Mississippi and Alabama market regions as a result of reserves used during the first six months of 2022 for properties sold for which reserves had previously been established, which were largely offset by a decrease in write-downs of other real estate properties.

For additional information regarding other real estate, please see Note 5 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $14.914 billion at June 30, 2023 compared to $14.438 billion at December 31, 2022, an increase of $476.3 million, or 3.3%. During the first six months of 2023, noninterest-bearing deposits decreased $632.7 million, or 15.5%, reflecting declines in all categories of noninterest-bearing deposits reflecting customers' desire for higher-yielding deposit accounts. Interest-bearing deposits increased $1.109 billion, or 10.7%, during the first six months of 2023, primarily due to growth in CDs, which was principally attributable to deposit campaigns offered during the first six months of 2023 and the addition of $598.3 million of brokered CDs, and growth in business interest checking accounts, partially offset by declines in public and consumer interest checking accounts and consumer savings accounts.

At June 30, 2023, Trustmark's total uninsured deposits were $5.379 billion, or 36.1% of total deposits, compared to $5.831 billion, or 40.4% of total deposits, at December 31, 2022.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $311.2 million at June 30, 2023 compared to $449.3 million at December 31, 2022, a decrease of $138.2 million, or 30.7%, principally due to a decrease in upstream federal funds purchased. At June 30, 2023 and December 31, 2022, $41.2 million and $66.3 million represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had $270.0 million of upstream federal funds purchased at June 30, 2023 compared to $383.0 million at December 31, 2022. The decrease in the upstream federal funds purchased was principally due to a decrease in the reserve balance at the FRBA.

Other borrowings totaled $1.057 billion at June 30, 2023, an increase of $5.8 million, or 0.5%, when compared with $1.051 billion at December 31, 2022, principally due to a slight increase in short-term FHLB advances obtained from the FHLB of Dallas largely offset by a decline in GNMA loans eligible for repurchase.

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

At June 30, 2023, Trustmark’s total shareholders’ equity was $1.571 billion, an increase of $78.9 million, or 5.3%, when compared to December 31, 2022. During the first six months of 2023, shareholders’ equity increased primarily as a result of net income of $95.3 million, partially offset by common stock dividends of $28.3 million.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2022 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. AOCI is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of June 30, 2023, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2023. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since June 30, 2023 which Management believes have affected Trustmark’s or TNB’s present classification.

In 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. At June 30, 2023 and December 31, 2022, the carrying amount of the subordinated notes was $123.4 million and $123.3 million, respectively. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at June 30, 2023 and December 31, 2022. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at June 30, 2023 and December 31, 2022. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III capital rules.

Refer to the section captioned “Regulatory Capital” included in Note 15 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2023 and December 31, 2022.

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2023 and 2022 were $0.46. Trustmark’s indicated dividend for 2023 is $0.92 per common share, which is the same as dividends per common share declared in 2022.

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

On December 6, 2022, the Board of Directors of Trustmark authorized a new stock repurchase program, effective January 1, 2023, under which $50.0 million of Trustmark's outstanding common stock may be acquired through December 31, 2023. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. No shares were repurchased under this authority during the first six months of 2023.

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

The asset side of the balance sheet provides liquidity primarily through maturities and cash flows from loans and securities as well as the ability to pledge or sell certain loans and securities. The liability portion of the balance sheet provides liquidity primarily through noninterest and interest-bearing deposits. Trustmark utilizes federal funds purchased, FHLB advances, securities sold under repurchase agreements, the Federal Reserve Discount Window (Discount Window) and brokered deposits to provide additional liquidity. Access to these additional sources represents Trustmark’s incremental borrowing capacity.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled $14.702 billion for the first six months of 2023 and represented approximately 78.9% of average liabilities and shareholders’ equity, compared to average deposits of $14.990 billion, which represented 85.9% of average liabilities and shareholders’ equity for the first six months of 2022. The decline in total average deposits when the first six months of 2023 is compared to the same time period in 2022 was a result of a decline in average noninterest-bearing deposits partially offset by an increase in average interest-bearing deposits, reflecting customers’ desire for higher yielding deposit accounts as well as increased competition for deposits.

Trustmark had $518.7 million held in an interest-bearing account at the FRBA at June 30, 2023, compared to $434.0 million held at December 31, 2022.

Trustmark utilizes brokered deposits to supplement other wholesale funding sources. At June 30, 2023, brokered sweep MMDA deposits totaled $16.4 million compared to $15.1 million at December 31, 2022. In addition, Trustmark had $598.3 million of brokered CDs at June 30, 2023 compared to none at December 31, 2022. The increase in brokered CDs during the first six months of 2023 was principally to fund loan growth.

At June 30, 2023 Trustmark had $270.0 million of upstream federal funds purchased compared to $383.0 million of upstream federal funds purchased at December 31, 2022. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $1.000 billion of outstanding short-term and no long-term advances at June 30, 2023, compared to $975.0 million of outstanding short-term and no long-term advances at December 31, 2022. Trustmark had no standby letters of credit outstanding with the FHLB of Dallas at June 30, 2023 and December 31, 2022. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $3.158 billion at June 30, 2023.

In addition, at June 30, 2023, Trustmark had no short-term and $68 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger in 2013, compared to no short-term and $78 thousand in long-term FHLB advances at December 31, 2022. Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At June 30, 2023, Trustmark had approximately $1.000 billion available in unencumbered Treasury and agency securities compared to $797.0 million at December 31, 2022.

Another borrowing source is the Discount Window. At June 30, 2023, Trustmark had approximately $1.405 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.345 billion at December 31, 2022.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

On March 12, 2023, the U.S. Treasury Department, the FRB and the FDIC jointly announced the establishment of the Bank Term Funding Program (BTFP), in response to recent liquidity concerns within the banking industry in part due to recent deposit runs that resulted in a few large bank failures. The BTFP was designed to provide available additional funding to eligible depository institutions to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets (valued at par) as collateral. The BTFP is intended to eliminate the need for depository institutions to quickly sell their securities when they are experiencing stress on their liquidity. As of June 30, 2023, Trustmark had not accessed the BTFP.

During 2020, Trustmark issued $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. At June 30, 2023 and December 31, 2022, the carrying amount of the subordinated notes was $123.4 million and $123.3 million, respectively. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At June 30, 2023, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of June 30, 2023, Management is not aware of any events that are reasonably likely to have a material adverse effect on Trustmark's liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part I. Item 1. – Financial Statements of this report and Trustmark's 2022 Annual Report for the expected timing of such payments as of June 30, 2023 and December 31, 2022. There have been no material changes in Trustmark's contractual obligations since year-end.

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

Following the LIBOR cessation date of June 30, 2023, the nationwide process for replacing LIBOR in financial contracts that mature thereafter and that do not provide for an effective means to replace LIBOR upon its cessation took effect pursuant to the Adjustable Interest Rate (LIBOR) Act. For contracts in which a party has the discretion to identify a replacement rate, the Adjustable Interest Rate (LIBOR) Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate to be identified by the FRB. Trustmark had a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that were either directly or indirectly dependent on LIBOR. As of June 30, 2023, substantially all of Trustmark’s LIBOR exposure was remediated or in the process of being remediated and the remaining LIBOR-based contracts are expected to transition out of LIBOR dependency by year-end 2023. The transition from LIBOR could create costs and additional risk. Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, Trustmark has implemented various measures to manage the transition and mitigate risks. For additional information regarding the transition from LIBOR and Trustmark’s management of this transition, please see the respective risk factor included in Part I. Item 1A. – Risk Factors, of Trustmark’s 2022 Annual Report.

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

Derivatives Designated as Hedging Instruments

During the third quarter of 2022, Trustmark initiated a cash flow hedging program. Trustmark's objectives in initiating this hedging program were to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At June 30, 2023, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $975.0 million compared to $825.0 million at December 31, 2022.

Trustmark records any gains or losses on these cash flow hedges in AOCI. Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components totaled $13 thousand and $22 thousand of amortization expense for the three and six months ended June 30, 2023, respectively, and is included in interest and fees on LHFS and LHFI. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. For the three and six months ended June 30, 2023, Trustmark reclassified a loss, net of tax, of $3.0 million and $5.2 million, respectively, into interest and fees on LHFS and LHFI. During the next twelve months, Trustmark estimates that $17.7 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $295.2 million at June 30, 2023, with a positive valuation adjustment of $1.5 million, compared to $165.4 million, with a positive valuation adjustment of $325 thousand at December 31, 2022.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $277.5 million at June 30, 2023 compared to $277.0 million at December 31, 2022. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $1.3 million and $632 thousand for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the impact of this strategy was a net negative ineffectiveness of $3.1 million and a net positive ineffectiveness of $374 thousand, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. As of June 30, 2023, Trustmark had interest rate swaps with an aggregate notional amount of $1.420 billion related to this program, compared to $1.391 billion as of December 31, 2022.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At both June 30, 2023 and December 31, 2022, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. At June 30, 2023 and December 31, 2022, Trustmark had posted collateral of $1.2 million and $740 thousand, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2023, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At June 30, 2023 and December 31, 2022, Trustmark had entered into five risk participation agreements as a beneficiary with an aggregate notional amount of $49.5 million and $50.2 million, respectively. At June 30, 2023, Trustmark had entered into thirty-one risk participation agreements as a guarantor with an aggregate notional amount of $246.3 million, compared to twenty-nine risk participation agreements as a guarantor with an aggregate notional amount of $235.8 million at December 31, 2022. The aggregate fair values of these risk participation agreements were immaterial at both June 30, 2023 and December 31, 2022.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at June 30, 2023 and 2022. Given the substantial increase in market rates, the down 200 basis points scenario has been added to the table below for the six months ended June 30, 2023.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2023	2022
+200 basis points	3.1%	11.3%
+100 basis points	1.6%	5.7%
-100 basis points	-1.7%	-11.6%
-200 basis points	-3.6%	—

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at June 30, 2023 and 2022.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2023	2022
+200 basis points	-3.6%	2.3%
+100 basis points	-1.7%	1.4%

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

At June 30, 2023, the MSR fair value was $134.4 million, compared to $121.0 million at June 30, 2022. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at June 30, 2023, would be a decline in fair value of approximately $4.7 million and $5.5 million, respectively, compared to a decline in fair value of approximately $4.4 million and $5.1 million, respectively, at June 30, 2022. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2022 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first six months of 2023.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended June 30, 2023 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2023 to April 30, 2023	—	$—	—	$50,000
May 1, 2023 to May 31, 2023	—	—	—	50,000
June 1, 2023 to June 30, 2023	—	—	—	50,000
Total	—		—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of Trustmark’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Trustmark’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Thomas C. Owens
	Duane A. Dewey		Thomas C. Owens
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	August 7, 2023	DATE:	August 7, 2023