Form 10-Q
period 2023-09-30
TRUSTMARK CORP
filed 2023-11-07
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, there were 61,070,437 shares outstanding of the registrant’s common stock (no par value).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$750,492	$734,787
Federal funds sold and securities purchased under reverse repurchase agreements	—	4,000
Securities available for sale, at fair value (amortized cost: $2,028,863 - 2023 $2,270,709 - 2022; allowance for credit losses (ACL): $0)	1,766,174	2,024,082
Securities held to maturity, net of ACL of $0 (fair value: $1,312,871 - 2023; $1,406,589 - 2022)	1,438,287	1,494,514
Loans held for sale (LHFS)	169,244	135,226
Loans held for investment (LHFI)	12,810,259	12,204,039
Less ACL, LHFI	134,031	120,214
Net LHFI	12,676,228	12,083,825
Premises and equipment, net	230,718	212,365
Mortgage servicing rights (MSR)	142,379	129,677
Goodwill	384,237	384,237
Identifiable intangible assets, net	3,093	3,640
Other real estate, net	5,485	1,986
Operating lease right-of-use assets	39,639	36,301
Other assets	784,863	770,838
Total Assets	$18,390,839	$18,015,478

Liabilities
Deposits:
Noninterest-bearing	$3,320,124	$4,093,771
Interest-bearing	11,781,799	10,343,877
Total deposits	15,101,923	14,437,648
Federal funds purchased and securities sold under repurchase agreements	321,799	449,331
Other borrowings	793,193	1,050,938
Subordinated notes	123,427	123,262
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	34,945	36,838
Operating lease liabilities	42,730	38,932
Other liabilities	340,615	324,405
Total Liabilities	16,820,488	16,523,210

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 61,070,095 shares - 2023; 60,977,686 shares - 2022	12,724	12,705
Capital surplus	158,316	154,645
Retained earnings	1,687,199	1,600,321
Accumulated other comprehensive income (loss), net of tax	(287,888)	(275,403)
Total Shareholders' Equity	1,570,351	1,492,268
Total Liabilities and Shareholders' Equity	$18,390,839	$18,015,478

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest Income
Interest and fees on LHFS & LHFI	$203,236	$126,441	$568,318	$316,855
Interest and fees on PPP loans	—	186	—	538
Interest on securities:
Taxable	16,624	16,222	50,164	43,140
Tax exempt	46	79	173	260
Interest on federal funds sold and securities purchased under reverse repurchase agreements	3	2	78	3
Other interest income	8,613	1,493	27,217	4,524
Total Interest Income	228,522	144,423	645,950	365,320
Interest Expense
Interest on deposits	69,797	5,097	165,104	10,631
Interest on federal funds purchased and securities sold under repurchase agreements	5,375	1,225	15,072	1,365
Other interest expense	14,713	1,996	49,638	5,199
Total Interest Expense	89,885	8,318	229,814	17,195
Net Interest Income	138,637	136,105	416,136	348,125
Provision for credit losses (PCL), LHFI	8,322	12,919	19,777	14,775
PCL, off-balance sheet credit exposures	104	(1,326)	(1,893)	(4,000)
Net Interest Income After PCL	130,211	124,512	398,252	337,350
Noninterest Income
Service charges on deposit accounts	11,074	11,318	32,105	30,995
Bank card and other fees	8,217	9,305	24,937	27,914
Mortgage banking, net	6,458	6,876	20,697	24,898
Insurance commissions	15,303	13,911	44,372	41,702
Wealth management	8,773	8,778	26,435	26,934
Other, net	2,399	2,418	8,608	7,531
Total Noninterest Income	52,224	52,606	157,154	159,974
Noninterest Expense
Salaries and employee benefits	76,666	72,707	226,662	213,971
Services and fees (1)	27,882	26,787	81,572	77,760
Net occupancy - premises	7,383	7,395	22,120	21,366
Equipment expense	6,816	6,072	19,625	18,180
Litigation settlement expense	6,500	—	6,500	—
Other expense (1)	15,698	13,737	45,011	40,707
Total Noninterest Expense	140,945	126,698	401,490	371,984
Income Before Income Taxes	41,490	50,420	153,916	125,340
Income taxes	7,461	7,965	24,550	19,390
Net Income	$34,029	$42,455	$129,366	$105,950

Earnings Per Share
Basic	$0.56	$0.69	$2.12	$1.73
Diluted	$0.56	$0.69	$2.11	$1.72

(1) During the first quarter of 2023, Trustmark reclassified its debit card transaction fees from other expense to services and fees.

The prior periods have been reclassified accordingly.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income per consolidated statements of income	$34,029	$42,455	$129,366	$105,950
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(20,223)	(85,737)	(11,816)	(235,887)
Change in net unrealized holding loss on securities transferred to held to maturity	3,000	1,350	8,849	(23,588)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	21	21	62	62
Recognized net loss due to lump sum settlement	—	—	19	—
Change in net actuarial loss	52	221	162	686
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(8,504)	(14,643)	(18,427)	(14,643)
Reclassification adjustment for (gain) loss realized in net income	3,470	(482)	8,666	(482)
Other comprehensive income (loss), net of tax	(22,184)	(99,270)	(12,485)	(273,852)
Comprehensive income (loss)	$11,845	$(56,815)	$116,881	$(167,902)

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2023	60,977,686	$12,705	$154,645	$1,600,321	$(275,403)	$1,492,268
Net income per consolidated statements of income	—	—	—	50,300	—	50,300
Other comprehensive income (loss), net of tax	—	—	—	—	33,022	33,022
Common stock dividends paid ($0.23 per share)	—	—	—	(14,158)	—	(14,158)
Shares withheld to pay taxes, long-term incentive plan	70,830	15	(1,063)	—	—	(1,048)
Compensation expense, long-term incentive plan	—	—	1,715	—	—	1,715
Balance, March 31, 2023	61,048,516	12,720	155,297	1,636,463	(242,381)	1,562,099
Net income per consolidated statements of income	—	—	—	45,037	—	45,037
Other comprehensive income (loss), net of tax	—	—	—	—	(23,323)	(23,323)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,161)	—	(14,161)
Shares withheld to pay taxes, long-term incentive plan	20,520	4	(26)	—	—	(22)
Compensation expense, long-term incentive plan	—	—	1,563	—	—	1,563
Balance, June 30, 2023	61,069,036	12,724	156,834	1,667,339	(265,704)	1,571,193
Net income per consolidated statements of income	—	—	—	34,029	—	34,029
Other comprehensive income (loss), net of tax	—	—	—	—	(22,184)	(22,184)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,169)	—	(14,169)
Shares withheld to pay taxes, long-term incentive plan	1,059	—	(12)	—	—	(12)
Compensation expense, long-term incentive plan	—	—	1,494	—	—	1,494
Balance, September 30, 2023	61,070,095	$12,724	$158,316	$1,687,199	$(287,888)	$1,570,351

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

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income per consolidated statements of income	$129,366	$105,950
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	17,884	10,775
Depreciation and amortization	26,129	30,354
Net amortization of securities	4,590	9,096
Gains on sales of loans, net	(10,923)	(20,674)
Compensation expense, long-term incentive plan	4,772	3,714
Deferred income tax provision	(470)	12,000
Proceeds from sales of loans held for sale	903,938	1,046,999
Purchases and originations of loans held for sale	(934,136)	(932,601)
Originations of mortgage servicing rights	(11,025)	(14,452)
Earnings on bank-owned life insurance	(3,868)	(3,639)
Net change in other assets	5,043	(21,585)
Net change in other liabilities	9,922	63,048
Other operating activities, net	(8,520)	(60,519)
Net cash from operating activities	132,702	228,466

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	79,680	98,211
Proceeds from maturities, prepayments and calls of securities available for sale	237,752	358,130
Purchases of securities held to maturity	(11,843)	(600,933)
Purchases of securities available for sale	—	(230,527)
Net proceeds from bank-owned life insurance	(27)	307
Net change in federal funds sold and securities purchased under reverse repurchase agreements	4,000	(10,098)
Net change in member bank stock	(3,358)	(5,467)
Net change in LHFI and PPP loans	(617,614)	(1,310,309)
Purchases of premises and equipment	(33,105)	(20,656)
Proceeds from sales of premises and equipment	1,828	4,926
Proceeds from sales of other real estate	1,744	2,038
Purchases of software	(7,544)	(5,487)
Investments in tax credit and other partnerships	(11,041)	(20,042)
Net cash from investing activities	(359,528)	(1,739,907)

Financing Activities
Net change in deposits	664,275	(661,980)
Net change in federal funds purchased and securities sold under repurchase agreements	(127,532)	305,491
Net change in short-term borrowings	(250,000)	150,000
Payments on long-term FHLB advances	(15)	(14)
Payments under finance lease obligations	(627)	(1,070)
Common stock dividends	(42,488)	(42,556)
Repurchase and retirement of common stock	—	(24,604)
Shares withheld to pay taxes, long-term incentive plan	(1,082)	(1,018)
Net cash from financing activities	242,531	(275,751)

Net change in cash and cash equivalents	15,705	(1,787,192)
Cash and cash equivalents at beginning of period	734,787	2,266,829
Cash and cash equivalents at end of period	$750,492	$479,637

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2023 and December 31, 2022 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$396,070	$—	$(32,594)	$363,476	$28,872	$1	$(987)	$27,886
U.S. Government agency obligations	7,309	—	(529)	6,780	—	—	—	—
Obligations of states and political subdivisions	4,771	—	(129)	4,642	341	—	—	341
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	27,009	—	(4,128)	22,881	13,090	—	(1,083)	12,007
Issued by FNMA and FHLMC	1,386,253	3	(214,735)	1,171,521	474,003	1	(36,482)	437,522
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	98,610	—	(8,208)	90,402	162,031	—	(14,474)	147,557
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	108,841	—	(2,369)	106,472	759,950	1	(72,393)	687,558
Total	$2,028,863	$3	$(262,692)	$1,766,174	$1,438,287	$3	$(125,419)	$1,312,871

	Securities Available for Sale				Securities Held to Maturity
December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Securities	$425,719	$308	$(34,514)	$391,513	$28,295	$—	$(115)	$28,180
U.S. Government agency obligations	8,297	—	(531)	7,766	—	—	—	—
Obligations of states and political subdivisions	4,820	53	(11)	4,862	4,510	3	(3)	4,510
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	30,534	7	(3,444)	27,097	4,442	—	(395)	4,047
Issued by FNMA and FHLMC	1,541,570	12	(196,119)	1,345,463	509,311	—	(19,586)	489,725
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	123,755	—	(8,615)	115,140	188,201	—	(13,826)	174,375
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	136,014	—	(3,773)	132,241	759,755	34	(54,037)	705,752
Total	$2,270,709	$380	$(247,007)	$2,024,082	$1,494,514	$37	$(87,962)	$1,406,589

During 2022, Trustmark reclassified a total of $766.0 million of securities available for sale to securities held to maturity. At the date of these transfers, the net unrealized holding loss on the available for sale securities totaled approximately $91.9 million ($68.9 million, net of tax).

The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of these transfers. At September 30, 2023, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled $60.4 million compared to $69.2 million at December 31, 2022.

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

At both September 30, 2023 and December 31, 2022, the results of the analysis did not identify any securities that warranted DCF analysis, and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At September 30, 2023, accrued interest receivable totaled $3.6 million for securities available for sale compared to $4.0 million at December 31, 2022 and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At September 30, 2023 and December 31, 2022, the potential for credit loss exposure for Trustmark's securities held to maturity was $341 thousand and $4.5 million, respectively, and consisted of municipal securities. After applying appropriate probability of default (PD) and loss given default (LGD) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at September 30, 2023 and December 31, 2022.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At September 30, 2023, accrued interest receivable totaled $2.6 million for securities held to maturity compared to $2.7 million at December 31, 2022 and was reported in other assets on the accompanying consolidated balance sheet.

At both September 30, 2023 and December 31, 2022, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at September 30, 2023 and December 31, 2022.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Aaa	$1,437,946	$1,490,004
Aa1 to Aa3	—	3,001
Not Rated (1)	341	1,509
Total	$1,438,287	$1,494,514

(1) Not rated securities primarily consist of Mississippi municipal general obligations.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded segregated by length of impairment at September 30, 2023 and December 31, 2022 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$70,893	$(2,494)	$320,470	$(31,087)	$391,363	$(33,581)
U.S. Government agency obligations	—	—	6,742	(529)	6,742	(529)
Obligations of states and political subdivisions	4,642	(129)	—	—	4,642	(129)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9,998	(652)	24,768	(4,559)	34,766	(5,211)
Issued by FNMA and FHLMC	300,761	(15,670)	1,304,006	(235,547)	1,604,767	(251,217)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	8,264	(314)	229,599	(22,368)	237,863	(22,682)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	491,986	(44,734)	302,044	(30,028)	794,030	(74,762)
Total	$886,544	$(63,993)	$2,187,629	$(324,118)	$3,074,173	$(388,111)

December 31, 2022
U.S. Treasury Securities	$161,298	$(5,655)	$258,087	$(28,974)	$419,385	$(34,629)
U.S. Government agency obligations	1,828	(184)	5,938	(347)	7,766	(531)
Obligations of states and political subdivisions	1,017	(11)	3,664	(3)	4,681	(14)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	27,223	(3,270)	3,577	(569)	30,800	(3,839)
Issued by FNMA and FHLMC	770,865	(41,807)	1,062,041	(173,898)	1,832,906	(215,705)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	281,964	(21,452)	7,235	(989)	289,199	(22,441)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	833,970	(57,742)	1,644	(68)	835,614	(57,810)
Total	$2,078,165	$(130,121)	$1,342,186	$(204,848)	$3,420,351	$(334,969)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Securities Gains and Losses

During the nine months ended September 30, 2023 and 2022, there were no gross realized gains or losses as a result of calls and dispositions of securities. Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.389 billion and $2.693 billion at September 30, 2023 and December 31, 2022, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both September 30, 2023 and December 31, 2022, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2023, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$51,084	$49,189	$341	$341
Due after one year through five years	346,269	315,552	28,872	27,886
Due after five years through ten years	6,188	5,794	—	—
Due after ten years	4,609	4,363	—	—
	408,150	374,898	29,213	28,227
Mortgage-backed securities	1,620,713	1,391,276	1,409,074	1,284,644
Total	$2,028,863	$1,766,174	$1,438,287	$1,312,871

Note 3 – LHFI and ACL, LHFI

At September 30, 2023 and December 31, 2022, LHFI consisted of the following ($ in thousands):

	September 30, 2023	December 31, 2022
Loans secured by real estate:
Construction, land development and other land	$655,381	$690,616
Other secured by 1-4 family residential properties	603,818	590,790
Secured by nonfarm, nonresidential properties	3,569,671	3,278,830
Other real estate secured	1,218,499	742,538
Other loans secured by real estate:
Other construction	953,945	1,028,926
Secured by 1-4 family residential properties	2,289,788	2,185,057
Commercial and industrial loans	1,828,924	1,821,259
Consumer loans	165,556	170,230
State and other political subdivision loans	1,056,569	1,223,863
Other commercial loans	468,108	471,930
LHFI	12,810,259	12,204,039
Less ACL	134,031	120,214
Net LHFI	$12,676,228	$12,083,825

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At September 30, 2023 and December 31, 2022, accrued interest receivable for LHFI totaled $64.3 million and $50.7 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At September 30, 2023, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended September 30, 2023 and 2022.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$—	$1,190	$—
Other secured by 1-4 family residential properties	3,801	6,339	727
Secured by nonfarm, nonresidential properties	20,973	24,009	—
Other real estate secured	—	111	—
Other loans secured by real estate:
Other construction	—	63	—
Secured by 1-4 family residential properties	—	34,655	2,558
Commercial and industrial loans	88	10,575	39
Consumer loans	—	254	480
Other commercial loans	—	13,703	—
Total	$24,862	$90,899	$3,804

	December 31, 2022
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$137	$1,902	$—
Other secured by 1-4 family residential properties	482	3,957	534
Secured by nonfarm, nonresidential properties	4,841	6,957	—
Other real estate secured	—	231	—
Other loans secured by real estate:
Other construction	—	7,620	—
Secured by 1-4 family residential properties	1,193	19,775	3,118
Commercial and industrial loans	14,441	25,102	—
Consumer loans	—	181	277
Other commercial loans	—	247	—
Total	$21,094	$65,972	$3,929

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$481	$241	$508	$1,230	$654,151	$655,381
Other secured by 1-4 family residential properties	6,527	1,460	2,007	9,994	593,824	603,818
Secured by nonfarm, nonresidential properties	1,120	57	1,155	2,332	3,567,339	3,569,671
Other real estate secured	224	—	42	266	1,218,233	1,218,499
Other loans secured by real estate:
Other construction	—	—	—	—	953,945	953,945
Secured by 1-4 family residential properties	17,157	11,471	16,575	45,203	2,244,585	2,289,788
Commercial and industrial loans	5,413	1,156	1,040	7,609	1,821,315	1,828,924
Consumer loans	1,731	688	480	2,899	162,657	165,556
State and other political subdivision loans	110	—	—	110	1,056,459	1,056,569
Other commercial loans	1,164	27	—	1,191	466,917	468,108
Total	$33,927	$15,100	$21,807	$70,834	$12,739,425	$12,810,259

	December 31, 2022
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$1,972	$199	$34	$2,205	$688,411	$690,616
Other secured by 1-4 family residential properties	3,682	1,206	1,281	6,169	584,621	590,790
Secured by nonfarm, nonresidential properties	825	18	794	1,637	3,277,193	3,278,830
Other real estate secured	131	30	—	161	742,377	742,538
Other loans secured by real estate:
Other construction	—	—	7,620	7,620	1,021,306	1,028,926
Secured by 1-4 family residential properties	10,709	4,236	9,999	24,944	2,160,113	2,185,057
Commercial and industrial loans	1,966	508	8,974	11,448	1,809,811	1,821,259
Consumer loans	2,199	645	279	3,123	167,107	170,230
State and other political subdivision loans	431	—	—	431	1,223,432	1,223,863
Other commercial loans	785	45	24	854	471,076	471,930
Total	$22,700	$6,887	$29,005	$58,592	$12,145,447	$12,204,039

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

	Three Months Ended September 30, 2023
	Payment Concession	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$96	$96	0.02%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	346	346	0.02%
Total	$—	$442	$442	0.00%

	Nine Months Ended September 30, 2023
	Payment Concession	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$494	$494	0.08%
Secured by nonfarm, nonresidential properties	—	370	370	0.01%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	912	912	0.04%
Commercial and industrial loans	255	—	255	0.01%
Consumer loans	—	40	40	0.02%
Other commercial loans	116	31	147	0.03%
Total	$371	$1,847	$2,218	0.02%

The following tables detail the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods presented:

Three Months Ended September 30, 2023
Financial Effect
	Payment Concessions	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified lines of credit to amortize over 12 month and 24 month terms
Other loans secured by real estate:
Secured by 1-4 family residential properties		Extended amortization on loans with term adjusted by weighted-average 10.6 years

Nine Months Ended September 30, 2023
Financial Effect
	Payment Concessions	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modifed lines of credit to amortize over 12 month and 24 month terms
Secured by nonfarm, nonresidential properties		One loan renewed and extended maturity by six months
Other loans secured by real estate:
Secured by 1-4 family residential properties		Extended amortization with term adjusted by weighted-average 3.2 years
Commercial and industrial loans	Six month payment deferrals
Consumer loans		Bankruptcies extended amortization with term adjusted by weighted average 1.3 years reducing borrower payment
Other commercial loans	Six month payment deferral	One loan renewed and extended maturity by seven months

Trustmark had no unused commitments on modified loans to borrowers experiencing financial difficulty at September 30, 2023.

During the nine months ended September 30, 2023, Trustmark had term extension balances of $108 thousand at default for LHFI in the loans secured by 1-4 family residential properties portfolio that had a payment default and were modified within the twelve months prior to that default to borrowers experiencing financial difficulty.

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

Trustmark closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide details of the performance of such LHFI that have been modified during the periods presented ($ in thousands):

	Three Months Ended September 30, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$—	$—	$—	$96	$96
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	346	346
Total	$—	$—	$—	$—	$442	$442

	Nine Months Ended September 30, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$272	$—	$—	$272	$222	$494
Secured by nonfarm, nonresidential properties	—	—	—	—	370	370
Other loans secured by real estate:
Secured by 1-4 family residential properties	170	—	—	170	742	912
Commercial and industrial loans	—	—	—	—	255	255
Consumer loans	20	—	—	20	20	40
Other commercial loans	—	—	—	—	147	147
Total	$462	$—	$—	$462	$1,756	$2,218

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023
	Real Estate	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$980	$—	$—	$—	$980
Secured by nonfarm, nonresidential properties	20,973	—	—	—	20,973
Other loans secured by real estate:
Secured by 1-4 family residential properties	2,822	—	—	—	2,822
Commercial and industrial loans	38	355	367	8,472	9,232
Other commercial loans	—	—	—	13,371	13,371
Total	$24,813	$355	$367	$21,843	$47,378

	December 31, 2022
	Real Estate	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$1,558	$—	$—	$—	$1,558
Other secured by 1-4 family residential properties	482	—	—	—	482
Secured by nonfarm, nonresidential properties	4,841	—	—	—	4,841
Other loans secured by real estate:
Other construction	7,620	—	—	—	7,620
Secured by 1-4 family residential properties	1,193	—	—	—	1,193
Commercial and industrial loans	40	233	395	23,926	24,594
Total	$15,734	$233	$395	$23,926	$40,288

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
•
Commercial and industrial loans – Loans within this loan class are primarily secured by inventory, accounts receivables, equipment and other non-real estate collateral. One credit relationship experienced a decline in fair value due to general deterioration during the quarter to the collateral that secures the relationship. There have been no other significant changes to the collateral that secures these financial assets during the period.
•
State and other political subdivision loans – Loans within this loan class are secured by liens on real estate properties or other non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.
•
Other commercial loans – Loans within this loan class are secured by non-real estate collateral. One loan relationship experienced a decline in fair value due to general deterioration during the quarter to the assets that secure the relationship. There have been no other significant changes to the collateral that secures these financial assets during the period.

Credit Quality Indicators

Trustmark’s LHFI portfolio credit quality indicators focus on six key quality ratios that are compared against bank tolerances. The loan indicators are total classified outstanding, total criticized outstanding, nonperforming loans, nonperforming assets, delinquencies and net loan losses. Due to the homogeneous nature of consumer loans, Trustmark does not assign a formal internal risk rating to each credit and therefore the criticized and classified measures are primarily composed of commercial loans.

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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at September 30, 2023 and December 31, 2022 ($ in thousands):

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of September 30, 2023	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$293,087	$138,233	$51,342	$16,250	$2,219	$2,166	$58,294	$561,591
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	338	592	—	20	—	23	—	973
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	293,425	138,825	51,342	16,270	2,219	2,231	58,294	562,606
Current period gross charge-offs	—	4	10	—	228	—	—	242

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$28,114	$32,346	$27,894	$14,821	$8,273	$4,298	$9,176	$124,922
Special Mention - RR 7	—	28	53	12	—	—	—	93
Substandard - RR 8	704	681	29	61	82	238	99	1,894
Doubtful - RR 9	—	9	—	—	—	—	—	9
Total	28,818	33,064	27,976	14,894	8,355	4,536	9,275	126,918
Current period gross charge-offs	—	—	23	—	—	—	—	23

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$441,919	$880,761	$599,643	$626,109	$387,867	$387,001	$129,632	$3,452,932
Special Mention - RR 7	13,235	14,930	25,000	1,147	—	—	—	54,312
Substandard - RR 8	10,123	1,712	21,914	10,112	8,661	9,748	50	62,320
Doubtful - RR 9	24	—	—	—	60	14	—	98
Total	465,301	897,403	646,557	637,368	396,588	396,763	129,682	3,569,662
Current period gross charge-offs	—	39	82	—	19	138	—	278

Other real estate secured:
Pass - RR 1 through RR 6	$102,678	$353,814	$361,897	$268,866	$56,340	$11,711	$11,631	$1,166,937
Special Mention - RR 7	126	14,867	—	—	35,911	—	—	50,904
Substandard - RR 8	—	131	—	294	—	47	—	472
Doubtful - RR 9	42	—	—	—	—	—	—	42
Total	102,846	368,812	361,897	269,160	92,251	11,758	11,631	1,218,355
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of September 30, 2023	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$175,054	$529,544	$180,594	$68,641	$—	$—	$49	$953,882
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	63	—	—	—	—	—	—	63
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	175,117	529,544	180,594	68,641	—	—	49	953,945
Current period gross charge-offs	61	3,392	—	—	—	—	—	3,453

Commercial and industrial loans:
Pass - RR 1 through RR 6	$410,007	$529,180	$181,582	$74,467	$34,800	$46,348	$489,700	$1,766,084
Special Mention - RR 7	—	7,048	128	7	—	—	1,963	9,146
Substandard - RR 8	5,842	4,862	8,265	12,055	154	88	22,238	53,504
Doubtful - RR 9	3	84	38	—	—	63	2	190
Total	415,852	541,174	190,013	86,529	34,954	46,499	513,903	1,828,924
Current period gross charge-offs	28	536	651	138	94	108	7	1,562

State and other political subdivision loans:
Pass - RR 1 through RR 6	$74,824	$261,922	$182,951	$106,513	$34,148	$390,838	$5,373	$1,056,569
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	74,824	261,922	182,951	106,513	34,148	390,838	5,373	1,056,569
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans:
Pass - RR 1 through RR 6	$142,805	$35,989	$28,920	$22,720	$33,492	$9,638	$179,719	$453,283
Special Mention - RR 7	—	—	—	—	—	—	20	20
Substandard - RR 8	106	3,401	48	—	—	1,050	10,108	14,713
Doubtful - RR 9	92	—	—	—	—	—	—	92
Total	143,003	39,390	28,968	22,720	33,492	10,688	189,847	468,108
Current period gross charge-offs	—	6	—	26	—	—	—	32

Total commercial LHFI	$1,699,186	$2,810,134	$1,670,298	$1,222,095	$602,007	$863,313	$918,054	$9,785,087
Total commercial LHFI gross charge-offs	$89	$3,977	$766	$164	$341	$246	$7	$5,590

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of September 30, 2023	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$37,611	$42,200	$7,116	$1,754	$1,176	$2,185	$166	$92,208
Past due 30-89 days	—	313	—	—	33	17	—	363
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	200	—	—	4	—	204
Total	37,611	42,513	7,316	1,754	1,209	2,206	166	92,775
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$20,453	$13,762	$5,905	$4,603	$4,438	$8,965	$406,021	$464,147
Past due 30-89 days	6	41	58	10	44	522	5,880	6,561
Past due 90 days or more	—	6	—	—	—	67	654	727
Nonaccrual	59	128	60	10	435	482	4,291	5,465
Total	20,518	13,937	6,023	4,623	4,917	10,036	416,846	476,900
Current period gross charge-offs	—	94	5	—	10	17	81	207

Secured by nonfarm, nonresidential properties:
Current	$—	$—	$9	$—	$—	$—	$—	$9
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	9	—	—	—	—	9
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Current	$—	$—	$—	$81	$—	$63	$—	$144
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	—	81	—	63	—	144
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of September 30, 2023	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$242,667	$886,235	$529,310	$183,816	$101,283	$284,715	$—	$2,228,026
Past due 30-89 days	1,458	12,375	6,151	2,270	297	1,996	—	24,547
Past due 90 days or more	246	1,169	938	139	—	65	—	2,557
Nonaccrual	158	9,876	9,480	4,398	2,196	8,550	—	34,658
Total	244,529	909,655	545,879	190,623	103,776	295,326	—	2,289,788
Current period gross charge-offs	1	562	156	92	—	92	—	903

Consumer loans:
Current	$50,059	$39,900	$13,199	$3,511	$1,217	$471	$54,101	$162,458
Past due 30-89 days	683	394	156	1	13	8	1,109	2,364
Past due 90 days or more	29	39	1	2	—	—	409	480
Nonaccrual	—	113	90	16	—	—	35	254
Total	50,771	40,446	13,446	3,530	1,230	479	55,654	165,556
Current period gross charge-offs	4,389	434	146	41	1	1	1,553	6,565

Total consumer LHFI	$353,429	$1,006,551	$572,673	$200,611	$111,132	$308,110	$472,666	$3,025,172
Total consumer LHFI gross charge-offs	$4,390	$1,090	$307	$133	$11	$110	$1,634	$7,675

Total LHFI	$2,052,615	$3,816,685	$2,242,971	$1,422,706	$713,139	$1,171,423	$1,390,720	$12,810,259
Total current period gross charge-offs	$4,479	$5,067	$1,073	$297	$352	$356	$1,641	$13,265

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$363,824	$119,727	$29,632	$3,405	$1,016	$2,364	$64,953	$584,921
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	146	199	—	1,415	—	—	44	1,804
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	363,970	119,926	29,632	4,820	1,016	2,406	64,997	586,767

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$41,996	$33,346	$17,215	$9,341	$6,798	$2,870	$12,209	$123,775
Special Mention - RR 7	29	64	17	—	—	—	—	110
Substandard - RR 8	686	31	75	88	220	285	—	1,385
Doubtful - RR 9	15	—	—	—	—	—	—	15
Total	42,726	33,441	17,307	9,429	7,018	3,155	12,209	125,285

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$889,556	$657,242	$603,515	$457,163	$205,425	$281,828	$130,052	$3,224,781
Special Mention - RR 7	10,284	—	—	271	—	—	—	10,555
Substandard - RR 8	12,034	1,066	9,457	905	706	18,488	693	43,349
Doubtful - RR 9	34	—	—	77	—	18	—	129
Total	911,908	658,308	612,972	458,416	206,131	300,334	130,745	3,278,814

Other real estate secured:
Pass - RR 1 through RR 6	$293,051	$156,386	$143,114	$107,827	$11,297	$17,626	$12,516	$741,817
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	30	—	309	—	5	68	126	538
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	293,081	156,386	143,423	107,827	11,302	17,694	12,642	742,355

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$372,981	$306,904	$340,388	$833	$—	$—	$200	$1,021,306
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	7,620	—	—	—	—	—	7,620
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	372,981	314,524	340,388	833	—	—	200	1,028,926

Commercial and industrial loans:
Pass - RR 1 through RR 6	$673,848	$261,962	$120,123	$44,994	$14,265	$69,078	$577,749	$1,762,019
Special Mention - RR 7	—	—	12,421	—	—	—	6,454	18,875
Substandard - RR 8	6,973	9,845	2,170	312	74	—	20,625	39,999
Doubtful - RR 9	240	53	10	4	35	—	24	366
Total	681,061	271,860	134,724	45,310	14,374	69,078	604,852	1,821,259

State and other political subdivision loans:
Pass - RR 1 through RR 6	$393,345	$223,302	$123,350	$39,031	$18,876	$421,588	$1,671	$1,221,163
Special Mention - RR 7	—	—	—	—	—	2,700	—	2,700
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	393,345	223,302	123,350	39,031	18,876	424,288	1,671	1,223,863

Other commercial loans:
Pass - RR 1 through RR 6	$88,763	$40,006	$28,239	$37,607	$6,424	$10,829	$244,882	$456,750
Special Mention - RR 7	879	—	—	—	—	—	—	879
Substandard - RR 8	3,728	98	—	—	16	1,134	9,301	14,277
Doubtful - RR 9	24	—	—	—	—	—	—	24
Total	93,394	40,104	28,239	37,607	6,440	11,963	254,183	471,930

Total commercial LHFI	$3,152,466	$1,817,851	$1,430,035	$703,273	$265,157	$828,918	$1,081,499	$9,279,199

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$62,049	$32,867	$3,304	$1,759	$1,679	$1,915	$—	$103,573
Past due 30-89 days	—	150	—	36	15	9	—	210
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	58	—	—	—	8	—	66
Total	62,049	33,075	3,304	1,795	1,694	1,932	—	103,849

Other secured by 1-4 family residential properties:
Current	$25,402	$7,983	$5,389	$4,894	$3,701	$7,252	$403,123	$457,744
Past due 30-89 days	19	35	15	134	5	286	3,197	3,691
Past due 90 days or more	—	—	—	1	—	—	452	453
Nonaccrual	88	24	4	20	7	454	3,020	3,617
Total	25,509	8,042	5,408	5,049	3,713	7,992	409,792	465,505

Secured by nonfarm, nonresidential properties:
Current	$—	$16	$—	$—	$—	$—	$—	$16
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	16	—	—	—	—	—	16

Other real estate secured:
Current	$—	$—	$89	$—	$5	$89	$—	$183
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	89	—	5	89	—	183

Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$939,511	$559,804	$198,769	$109,466	$80,249	$262,196	$—	$2,149,995
Past due 30-89 days	3,967	3,752	2,119	425	—	1,906	—	12,169
Past due 90 days or more	835	777	272	—	134	1,100	—	3,118
Nonaccrual	2,363	4,180	3,275	1,896	2,028	6,033	—	19,775
Total	946,676	568,513	204,435	111,787	82,411	271,235	—	2,185,057

Consumer loans:
Current	$70,858	$25,771	$9,514	$2,509	$1,513	$295	$56,508	$166,968
Past due 30-89 days	1,431	238	159	8	23	10	946	2,815
Past due 90 days or more	28	12	7	1	2	—	216	266
Nonaccrual	79	41	19	17	4	—	21	181
Total	72,396	26,062	9,699	2,535	1,542	305	57,691	170,230

Total consumer LHFI	$1,106,630	$635,708	$222,935	$121,166	$89,365	$281,553	$467,483	$2,924,840

Total LHFI	$4,259,096	$2,453,559	$1,652,970	$824,439	$354,522	$1,110,471	$1,548,982	$12,204,039

Past Due LHFS

LHFS past due 90 days or more totaled $42.5 million and $49.3 million at September 30, 2023 and December 31, 2022, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2023 or 2022.

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

The consumer LHFI portfolio segment is comprised of loans that are centrally underwritten based on a credit score as well as an evaluation of the borrower’s repayment capacity, credit, and collateral. Property appraisals are obtained to assist in evaluating collateral. Loan-to-value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment.

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

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$17,241	$17,241	$—	655,381	$655,381
Other secured by 1-4 family residential properties	—	12,563	12,563	980	602,838	603,818
Secured by nonfarm, nonresidential properties	—	23,298	23,298	20,973	3,548,698	3,569,671
Other real estate secured	—	3,565	3,565	—	1,218,499	1,218,499
Other loans secured by real estate:
Other construction	—	6,306	6,306	—	953,945	953,945
Secured by 1-4 family residential properties	—	30,144	30,144	2,822	2,286,966	2,289,788
Commercial and industrial loans	9,118	14,637	23,755	9,232	1,819,692	1,828,924
Consumer loans	—	5,804	5,804	—	165,556	165,556
State and other political subdivision loans	—	665	665	—	1,056,569	1,056,569
Other commercial loans	5,837	4,853	10,690	13,371	454,737	468,108
Total	$14,955	$119,076	$134,031	$47,378	$12,762,881	$12,810,259

	December 31, 2022
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$121	$12,707	$12,828	$1,558	$689,058	$690,616
Other secured by 1-4 family residential properties	—	12,374	12,374	482	590,308	590,790
Secured by nonfarm, nonresidential properties	—	19,488	19,488	4,841	3,273,989	3,278,830
Other real estate secured	—	4,743	4,743	—	742,538	742,538
Other loans secured by real estate:
Other construction	7,620	7,512	15,132	7,620	1,021,306	1,028,926
Secured by 1-4 family residential properties	—	21,185	21,185	1,193	2,183,864	2,185,057
Commercial and industrial loans	9,946	13,194	23,140	24,594	1,796,665	1,821,259
Consumer loans	—	5,792	5,792	—	170,230	170,230
State and other political subdivision loans	—	885	885	—	1,223,863	1,223,863
Other commercial loans	—	4,647	4,647	—	471,930	471,930
Total	$17,687	$102,527	$120,214	$40,288	$12,163,751	$12,204,039

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$129,298	$103,140	$120,214	$99,457
Loans charged-off	(7,496)	(2,920)	(13,265)	(7,439)
Recoveries	3,907	1,911	7,305	8,257
Net (charge-offs) recoveries	(3,589)	(1,009)	(5,960)	818
PCL, LHFI	8,322	12,919	19,777	14,775
Balance at end of period	$134,031	$115,050	$134,031	$115,050

The following tables detail changes in the ACL, LHFI by loan class for the periods presented ($ in thousands):

	Three Months Ended September 30, 2023
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$15,343	$(228)	$22	$2,104	$17,241
Other secured by 1-4 family residential properties	12,173	(110)	43	457	12,563
Secured by nonfarm, nonresidential properties	20,376	(192)	2,216	898	23,298
Other real estate secured	3,481	—	—	84	3,565
Other loans secured by real estate:
Other construction	14,377	(3,453)	15	(4,633)	6,306
Secured by 1-4 family residential properties	28,555	(448)	7	2,030	30,144
Commercial and industrial loans	23,170	(635)	267	953	23,755
Consumer loans	5,540	(2,421)	1,337	1,348	5,804
State and other political subdivision loans	676	—	—	(11)	665
Other commercial loans	5,607	(9)	—	5,092	10,690
Total	$129,298	$(7,496)	$3,907	$8,322	$134,031

The increases in the PCL, LHFI for the three months ended September 30, 2023 were primarily attributable to an individually evaluated and reserved for nonaccrual loan, loan growth, the weakening macroeconomic forecasts and the net adjustment to the qualitative factors.

The PCL, LHFI for the other construction portfolio decreased $4.6 million during the three months ended September 30, 2023 primarily due to the transfer of a fully-reserved nonaccrual loan to other real estate, net.

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

	Nine Months Ended September 30, 2023
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$12,828	$(242)	$94	$4,561	$17,241
Other secured by 1-4 family residential properties	12,374	(230)	165	254	12,563
Secured by nonfarm, nonresidential properties	19,488	(278)	2,322	1,766	23,298
Other real estate secured	4,743	—	5	(1,183)	3,565
Other loans secured by real estate:
Other construction	15,132	(3,453)	63	(5,436)	6,306
Secured by 1-4 family residential properties	21,185	(903)	27	9,835	30,144
Commercial and industrial loans	23,140	(1,562)	754	1,423	23,755
Consumer loans	5,792	(6,565)	3,875	2,702	5,804
State and other political subdivision loans	885	—	—	(220)	665
Other commercial loans	4,647	(32)	—	6,075	10,690
Total	$120,214	$(13,265)	$7,305	$19,777	$134,031

The increases in the PCL, LHFI for the nine months ended September 30, 2023 were primarily attributable to loan growth, extended maturities on the secured by 1-4 family residential properties resulting from lower prepayment speeds, the weakening macroeconomic forecast and net adjustments to the qualitative factors.

The PCL, LHFI for the other construction portfolio decreased $5.4 million during the nine months ended September 30, 2023 primarily due to the transfer of a fully-reserved nonaccrual loan to other real estate, net. The PCL, LHFI for the other real estate secured portfolio decreased $1.2 million during the nine months ended September 30, 2023 primarily due to reductions in the pandemic qualitative factor.

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

The increases in the PCL, LHFI for the nine months ended September 30, 2022 primarily due to loan growth, the nature and volume of the portfolio, and specific reserves for individually analyzed loans.

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

Note 4 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$129,677	$87,687
Origination of servicing assets	11,025	14,452
Change in fair value:
Due to market changes	8,735	41,529
Due to run-off	(7,058)	(11,053)
Balance at end of period	$142,379	$132,615

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At September 30, 2023, the fair value of the MSR included an assumed average prepayment speed of 8 CPR and an average discount rate of 10.07% compared to an assumed average prepayment speed of 8 CPR and an average discount rate of 9.58% at September 30, 2022.

Mortgage Loans Serviced/Sold

During the first nine months of 2023 and 2022, Trustmark sold $893.0 million and $1.026 billion, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $11.4 million for the first nine months of 2023 compared to $16.9 million for the first nine months of 2022.

The table below details the mortgage loans sold and serviced for others at September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Federal National Mortgage Association	$4,802,861	$4,684,815
Government National Mortgage Association	3,478,965	3,350,222
Federal Home Loan Mortgage Corporation	90,119	52,023
Other	31,440	28,764
Total mortgage loans sold and serviced for others	$8,403,385	$8,115,824

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expenses are included in other expense. At both September 30, 2023 and 2022, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 5 – Other Real Estate

At September 30, 2023, Trustmark’s geographic other real estate distribution was primarily concentrated in its Texas and Mississippi market regions. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in this area.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$1,986	$4,557
Additions	5,434	1,430
Disposals	(1,903)	(2,503)
(Write-downs) recoveries	(32)	(513)
Balance at end of period	$5,485	$2,971

Gains (losses), net on the sale of other real estate included in other real estate expense	$(159)	$(465)

At September 30, 2023 and December 31, 2022, other real estate by type of property consisted of the following ($ in thousands):

	September 30, 2023	December 31, 2022
1-4 family residential properties	$902	$1,128
Nonfarm, nonresidential properties	4,528	561
Other real estate properties	55	297
Total other real estate	$5,485	$1,986

At September 30, 2023 and December 31, 2022, other real estate by geographic location consisted of the following ($ in thousands):

	September 30, 2023	December 31, 2022
Alabama	$315	$194
Mississippi (1)	942	1,769
Tennessee (2)	—	23
Texas	4,228	—
Total other real estate	$5,485	$1,986
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At September 30, 2023, the balance of other real estate included $902 thousand of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $1.1 million at December 31, 2022. At September 30, 2023 and December 31, 2022, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $6.0 million and $2.9 million, respectively.

Note 6 – Leases

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance leases:
Amortization of right-of-use assets	$113	$356	$673	$1,122
Interest on lease liabilities	41	46	124	143
Operating lease cost	1,372	1,309	3,976	3,877
Short-term lease cost	62	98	218	328
Variable lease cost	208	257	690	891
Sublease income	(3)	(4)	(9)	(166)
Net lease cost	$1,793	$2,062	$5,672	$6,195

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Finance leases:
Operating cash flows included in operating activities	$124	$143
Financing cash flows included in payments under finance lease obligations	627	1,070
Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	3,430	4,389
Operating cash flows (liability reduction) included in other operating activities, net	2,771	3,075

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Finance lease right-of-use assets, net of accumulated depreciation	$3,864	$4,537
Finance lease liabilities	4,427	5,055
Operating lease right-of-use assets	39,639	36,301
Operating lease liabilities	42,730	38,932

Weighted-average lease term:
Finance leases	8.60 years	8.72 years
Operating leases	10.15 years	9.64 years

Weighted-average discount rate:
Finance leases	3.61%	3.49%
Operating leases	3.63%	3.22%

At September 30, 2023, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2023 (excluding the nine months ended September 30, 2023)	$133	$843
2024	572	5,394
2025	584	5,425
2026	589	5,176
2027	594	4,971
Thereafter	2,685	30,194
Total minimum lease payments	5,157	52,003
Less imputed interest	(730)	(9,273)
Lease liabilities	$4,427	$42,730

Note 7 – Deposits

At September 30, 2023 and December 31, 2022, deposits consisted of the following ($ in thousands):

	September 30, 2023	December 31, 2022
Noninterest-bearing demand	$3,320,124	$4,093,771
Interest-bearing demand	4,835,577	4,773,219
Savings	3,547,547	4,282,435
Time	3,398,675	1,288,223
Total	$15,101,923	$14,437,648

Note 8 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements were secured by securities with a carrying amount of $61.0 million and $102.4 million at September 30, 2023 and December 31, 2022, respectively. Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty. At both September 30, 2023 and December 31, 2022, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark. The following table presents the securities sold under repurchase agreements by collateral pledged at September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$42,108	$41,732
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,294	1,111
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	21,277
Total securities sold under repurchase agreements	$43,402	$64,120

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other, net. Other real estate sales for the three months ended September 30, 2023 result in a net loss of $47 thousand compared to a net loss of $11 thousand for the three months ended September 30, 2022. Other real estate sales for the nine months ended September 30, 2023 resulted in a net loss of $159 thousand compared to a net loss of $465 thousand for the nine months ended September 30, 2022.

The following tables present noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$11,052	$—	$11,052	$11,296	$—	$11,296
Bank card and other fees	7,332	873	8,205	7,644	1,648	9,292
Mortgage banking, net	—	6,458	6,458	—	6,876	6,876
Wealth management	202	—	202	263	—	263
Other, net	2,843	(579)	2,264	1,724	239	1,963
Total noninterest income	$21,429	$6,752	$28,181	$20,927	$8,763	$29,690

Wealth Management Segment
Service charges on deposit accounts	$22	$—	$22	$22	$—	$22
Bank card and other fees	12	—	12	13	—	13
Wealth management	8,571	—	8,571	8,515	—	8,515
Other, net	41	94	135	447	10	457
Total noninterest income	$8,646	$94	$8,740	$8,997	$10	$9,007

Insurance Segment
Insurance commissions	$15,303	$—	$15,303	$13,911	$—	$13,911
Other, net	—	—	—	(2)	—	(2)
Total noninterest income	$15,303	$—	$15,303	$13,909	$—	$13,909

Consolidated
Service charges on deposit accounts	$11,074	$—	$11,074	$11,318	$—	$11,318
Bank card and other fees	7,344	873	8,217	7,657	1,648	9,305
Mortgage banking, net	—	6,458	6,458	—	6,876	6,876
Insurance commissions	15,303	—	15,303	13,911	—	13,911
Wealth management	8,773	—	8,773	8,778	—	8,778
Other, net	2,884	(485)	2,399	2,169	249	2,418
Total noninterest income	$45,378	$6,846	$52,224	$43,833	$8,773	$52,606
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

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$32,040	$—	$32,040	$30,932	$—	$30,932
Bank card and other fees	23,011	1,890	24,901	23,726	4,153	27,879
Mortgage banking, net	—	20,697	20,697	—	24,898	24,898
Wealth management	650	—	650	468	—	468
Other, net	8,763	(1,516)	7,247	6,097	896	6,993
Total noninterest income	$64,464	$21,071	$85,535	$61,223	$29,947	$91,170

Wealth Management Segment
Service charges on deposit accounts	$65	$—	$65	$63	$—	$63
Bank card and other fees	36	—	36	35	—	35
Wealth management	25,785	—	25,785	26,466	—	26,466
Other, net	122	285	407	512	29	541
Total noninterest income	$26,008	$285	$26,293	$27,076	$29	$27,105

Insurance Segment
Insurance commissions	$44,372	$—	$44,372	$41,702	$—	$41,702
Other, net	954	—	954	(3)	—	(3)
Total noninterest income	$45,326	$—	$45,326	$41,699	$—	$41,699

Consolidated
Service charges on deposit accounts	$32,105	$—	$32,105	$30,995	$—	$30,995
Bank card and other fees	23,047	1,890	24,937	23,761	4,153	27,914
Mortgage banking, net	—	20,697	20,697	—	24,898	24,898
Insurance commissions	44,372	—	44,372	41,702	—	41,702
Wealth management	26,435	—	26,435	26,934	—	26,934
Other, net	9,839	(1,231)	8,608	6,606	925	7,531
Total noninterest income	$135,798	$21,356	$157,154	$129,998	$29,976	$159,974
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$13	$28	$39	$86
Interest cost	73	48	219	144
Expected return on plan assets	(27)	(30)	(80)	(90)
Recognized net loss due to lump sum settlements	—	—	25	—
Recognized net actuarial loss	—	52	—	172
Net periodic benefit cost	$59	$98	$203	$312

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$17	$18	$51	$54
Interest cost	497	316	1,515	962
Amortization of prior service cost	28	28	83	83
Recognized net actuarial loss	70	243	216	742
Net periodic benefit cost	$612	$605	$1,865	$1,841

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

The following tables summarize the Stock Plan activity for the periods presented:

	Three Months Ended September 30, 2023
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	174,214	364,198
Granted	—	—
Released from restriction	—	(1,500)
Forfeited	—	(688)
Nonvested units, end of period	174,214	362,010

	Nine Months Ended September 30, 2023
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	148,416	312,978
Granted	70,666	145,003
Released from restriction	(39,943)	(89,041)
Forfeited	(4,925)	(6,930)
Nonvested units, end of period	174,214	362,010

The following table presents information regarding compensation expense for units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Performance units	$449	$381	$1,181	$916
Time-vested units	1,045	848	3,591	2,798
Total compensation expense	$1,494	$1,229	$4,772	$3,714

Note 12 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At September 30, 2023 and 2022, Trustmark had unused commitments to extend credit of $5.030 billion and $5.171 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At September 30, 2023 and 2022, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $127.8 million and $140.6 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of September 30, 2023 and 2022, the fair value of collateral held was $32.0 million and $32.6 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of September 30, 2023 and December 31, 2022.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$34,841	$32,949	$36,838	$35,623
PCL, off-balance sheet credit exposures	104	(1,326)	(1,893)	(4,000)
Balance at end of period	$34,945	$31,623	$34,945	$31,623

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The increase in the ACL on off-balance sheet credit exposures for the three months ended September 30, 2023 was primarily due to the weakening macroeconomic forecasts as well as the net adjustment to the qualitative factors. The decrease in the ACL on off-balance sheet credit exposures for the nine months ended September 30, 2023 was primarily due to decreases in unfunded balances for the construction, land development and other land portfolio and other construction loan portfolio. The decrease in the ACL on off-balance sheet credit exposures for the three and nine months ended September 30, 2022 was primarily due to a decrease in the unfunded balances.

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

In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to the United States District Court for the Northern District of Texas (Dallas), where multiple Stanford related matters have been consolidated for pre-trial proceedings. In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit. In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (OSIC) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors. In December 2011, the OSIC filed a motion to intervene in this action, which was granted in December 2012. The OSIC initially sought to recover from TNB and the other defendant financial institutions: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.

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

On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for (i) aiding, abetting and participating in a fraudulent scheme, (ii) aiding, abetting and participating in violations of the Texas Securities Act, (iii) aiding, abetting and participating in breaches of fiduciary duty, (iv) aiding, abetting and participating in conversion and (v) conspiracy. On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC and to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims against TNB and the other financial institutions that are defendants in the action. On July 27, 2016, the court denied the motion by TNB and the other financial institution defendants to dismiss the SAC and also denied the motion by TNB and the other financial institution defendants to reconsider the court’s prior refusal to dismiss the OSIC’s constructive fraudulent transfer claims. On August 24, 2016, TNB filed its answer to the SAC. On October 20, 2017, the OSIC filed a motion seeking an order lifting the discovery stay and establishing a trial schedule. On November 4, 2016, the OSIC filed a First Amended Intervenor Complaint, which added claims for (i) aiding, abetting or participation in violations of the Texas Securities Act and (ii) aiding, abetting or participation in the breach of fiduciary duty. On November 7, 2017, the court denied the Class Plaintiffs’ motion seeking class certification and designation of class representatives and counsel, finding that common issues of fact did not predominate. The court granted the OSIC’s motion to lift the discovery stay that it had previously ordered.

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

On February 12, 2021, all defendants (including TNB) filed a motion for summary judgment with respect to OSIC claims that applied to all defendants. In addition, on the same date, TNB filed a separate motion for summary judgment with respect to aspects of OSIC claims that applied specifically to TNB. On March 19, 2021, OSIC filed notice with the court that it was abandoning as against all of the defendants (including TNB) certain of the claims previously set forth in the SAC. As a result, only the claims for (i) aiding, abetting and participating in breaches of fiduciary duty, (ii) aiding, abetting and participating in violations of the Texas Securities Act, and (iii) punitive damages remained as against TNB. On January 20, 2022, the court denied TNB’s motion for summary judgment, as well as the motion for summary judgment filed by all defendants (including TNB) with respect to OSIC claims that apply to all defendants.

The parties to the action agreed that the case was to be tried in the District Court for the Southern District of Texas. On March 25, 2021, the District Court for the Northern District of Texas rescinded its previously-issued trial scheduling orders so that the Southern District of Texas could set scheduling for this case once the case had in fact been remanded. On January 19, 2022, the judge of the District Court for the Northern District of Texas to whom the case was then assigned issued a recommendation to the Judicial Panel on Multidistrict Litigation (the Panel) that the case be remanded to the District Court for the Southern District of Texas in light of the judge’s determination with respect to the summary judgment motions that triable issues of fact exist. On January 21, 2022, the Panel approved the remand of the case to the District Court for the Southern District of Texas, and on January 28, 2022 the remand of the case became effective. On June 9, 2022, the court entered an order scheduling trial to begin February 27, 2023, which was to be held as a jury trial in front of Judge Kenneth M. Hoyt of the District Court for the Southern District of Texas.

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

On April 11, 2016, Trustmark learned that a different Stanford-related lawsuit had been filed on that date in the Superior Court of Justice in Ontario, Canada, by The Toronto-Dominion Bank (TD Bank), naming TNB and three other financial institutions not affiliated with Trustmark as defendants (the TD Bank Declaratory Action). The complaint seeks a declaration specifying the degree to which each of TNB and the other defendants are liable in respect of any loss and damage for which TD Bank is found to be liable in separate litigation commenced against TD Bank brought by the joint liquidators of Stanford International Bank Limited in the Superior Court of Justice, Commercial List in Ontario, Canada (the Joint Liquidators’ Action), as well as contribution and indemnity in respect of any judgment, interest and costs TD Bank is ordered to pay in the Joint Liquidators’ Action. Trustmark understands that on or about June 8, 2021, after an extensive trial on the merits, the judge in the Joint Liquidators’ Action ruled in favor of TD Bank and found TD Bank not liable as to the claims asserted against the bank by the joint liquidators of Stanford International Bank Limited. The plaintiffs in the Joint Liquidators’ Action appealed this decision. On November 17, 2022, the intermediate appellate court in Canada dismissed the appeal. On January 16, 2023, the plaintiffs in the Joint Liquidators’ Action filed an application with the Supreme Court of Canada for leave to appeal, which the Supreme Court of Canada dismissed on July 20, 2023. TNB was never served in connection with the TD Bank Declaratory Action (including any of the appeals), and thus has not made an appearance in that action.

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

On December 31, 2022, TNB agreed to a settlement in principle (the Stanford Settlement) relating to litigation involving the Stanford Financial Group. On January 13, 2023, TNB entered into a Settlement Agreement (the Stanford Settlement Agreement) reflecting the terms of the Stanford Settlement. The parties to the Stanford Settlement Agreement are, on the one hand, (i) Ralph S. Janvey, solely in his capacity as the court-appointed receiver (the Stanford Receiver) for the Stanford Receivership Estate; (ii) the Official Stanford

Investors Committee; (iii) each of the plaintiffs in the Rotstain and Smith Actions; and, on the other hand, (iv) Trustmark. Under the terms of the Stanford Settlement Agreement, the parties agreed to settle and dismiss the Rotstain Action, the Smith Action, and all current or future claims by plaintiffs in either such Action arising from or related to Stanford. In addition, the Stanford Settlement Agreement provided that the parties would request dismissal of the Jackson Action pursuant to the terms of the bar orders described below. If the Court’s approval (as described below) of the Stanford Settlement Agreement, including the bar orders described below, is upheld on appeal, Trustmark will make a one-time cash payment of $100.0 million to the Stanford Receiver.

The Stanford Settlement Agreement included the parties’ agreement to seek the Northern District of Texas District Court’s entry of bar orders prohibiting any continued or future claims by the plaintiffs in the Actions or by any other person or entity against Trustmark and its related parties relating to Stanford, whether asserted to date or not. The bar orders therefore would prohibit all litigation relating to Stanford described herein, including not only the Actions and any pending matters but also any actions that may be brought in the future. Final Court approval of these bar orders is a condition of the Stanford Settlement.

The Stanford Settlement Agreement is also subject to notice to Stanford’s investor claimants (which has been provided) and final, non-appealable approval by the U.S. District Court for the Northern District of Texas. While Trustmark believes that the Stanford Settlement Agreement is consistent with the terms of prior Stanford-related settlements that have been approved by the Court and were not successfully appealed, it is possible that the Court’s approval of the Stanford Settlement Agreement (which has occurred, as described further below) may not be upheld on appeal.

The Stanford Settlement Agreement also provides that Trustmark denies and makes no admission of liability or wrongdoing in connection with any Stanford matter. As has been the case throughout the pendency of the Actions, Trustmark expressly denies any liability or wrongdoing with respect to any matter alleged in regard to the multi-billion-dollar Ponzi scheme operated by Stanford for almost 20 years. Trustmark’s relationship with Stanford began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of ordinary banking services provided to business deposit customers.

The foregoing description of the terms of the Stanford Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Stanford Settlement Agreement, a copy of which is filed as Exhibit 10.ai to the 2022 Annual Report and is incorporated herein by reference.

On January 20, 2023, the U.S. District Court for the Northern District of Texas entered an order preliminarily finding that the Stanford Settlement is fair, reasonable, and equitable; has no obvious deficiencies; and is the product of serious, informed, good faith, and arm’s-length negotiations. Following the provision of notice as required by the Stanford Settlement Agreement and by the Court’s preliminary order, the Court (Judge David C. Godbey, presiding) held a Final Approval Hearing on May 3, 2023, at which the Court approved the Stanford Settlement from the bench. On May 4, 2023, Judge Godbey signed the written orders confirming his oral ruling, including the bar order contemplated by the Stanford Settlement Agreement and the judgment and bar order with respect to the Jackson Action.

On May 10, 2023, Robert Allen Stanford, writing from prison, appealed the District Court’s approval of the Stanford Settlement to the Fifth Circuit Court of Appeals. On June 12, 2023, the Stanford Receiver moved to dismiss the appeal as frivolous. On July 25, 2023, a three-judge panel of the Fifth Circuit issued a per curiam order dismissing Stanford’s appeal as frivolous. On August 8, 2023, Mr. Stanford filed a motion for stay of mandate pending petition for certiorari. On August 22, 2023, the Fifth Circuit denied the motion for stay of mandate. On August 30, 2023, the Fifth Circuit issued the mandate.

The Stanford Settlement will become effective when the trial court’s ruling approving the Stanford Settlement and entering the bar order becomes final and non-appealable, as defined in the Stanford Settlement Agreement (the Stanford Settlement Effective Date). Within five days of the Stanford Settlement Effective Date, the parties to the Rotstain and Smith Actions will file agreed dismissals of those cases. Absent any further appeal in either of the Rotstain or Smith Actions, those dismissals will become final 30 days after entered and signed by the respective judges. Trustmark will be required to make the Stanford Settlement payment within 16 days after those dismissals become final. Any further appeal of any of the orders described above would delay the making of the Stanford Settlement payment.

On August 11, 2023, the Stanford Receiver filed a Motion to Enforce Settlement Agreement in the Northern District of Texas District Court, asking Judge Godbey to rule that the Stanford Settlement Effective Date has occurred. The Stanford Receiver took the position that Mr. Stanford’s appeals are frivolous and do not prevent the trial court’s ruling from becoming final and non-appealable, as defined in the Stanford Settlement Agreement. Trustmark filed a response in opposition to the Stanford Receiver’s Motion to Enforce. The trial court has not yet ruled on the Motion to Enforce. On September 22, 2023, the Stanford Receiver filed a Motion to Enjoin, requesting that the trial court enjoin Mr. Stanford from making court filings in any Stanford-related case, including notices of appeal, without obtaining leave of the court. The court has not yet ruled on the Motion to Enjoin.

Pending the resolution of the Stanford Settlement approval process, the Rotstain, Smith and Jackson Actions are stayed.

On December 30, 2019, a complaint was filed in the United States District Court for the Southern District of Mississippi, Northern Division by Alysson Mills in her capacity as Court-appointed Receiver (the Adams/Madison Timber Receiver) for Arthur Lamar Adams and Madison Timber Properties, LLC (collectively, Adams/Madison Timber), naming TNB, two other Mississippi-based financial institutions both of which are unaffiliated with TNB and two individuals, one of who was employed by TNB at all times relevant to the complaint and the other was employed either by TNB or one of the other defendant financial institutions, as defendants (the Adams/Madison Timber Action). The complaint seeks to recover from the defendants, for the benefit of the receivership estate and also for certain investors who were allegedly defrauded by Adams/Madison Timber, damages (including punitive damages) and related costs allegedly attributable to actions of the defendants that allegedly enabled illegal and fraudulent activities engaged in by Adams/Madison Timber. The Adams/Madison Timber Receiver did not quantify damages. By order issued by the court on September 30, 2021, the action to which TNB is a party was consolidated with three other pending cases for purposes of discovery, based upon a finding by the court that the actions involve overlapping questions of law and fact.

TNB’s relationship with Adams/Madison Timber consisted of traditional banking services in the ordinary course of business.

TNB and its subsidiaries are also parties to other lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.

On August 30, 2023, TNB agreed to a settlement in principle (the Adams/Madison Timber Settlement) relating to litigation and claims involving Arthur Lamar Adams and Madison Timber Properties, LLC ( collectively, Adams/Madison Timber). On October 9, 2023, TNB entered into a Settlement Agreement (the Adams/Madison Timber Settlement Agreement) reflecting the terms of the Adams/Madison Timber Settlement. The parties to the Adams/Madison Timber Settlement are, on the one hand, Alysson Mills in her capacity as Court-appointed Receiver ( the Adams/Madison Timber Receiver); and, on the other hand, TNB. Under the terms of the Adams/Madison Timber Settlement Agreement, the parties agreed to settle and dismiss the Adams/Madison Timber Action, and the Adams/Madison Timber Receiver will fully release all claims against TNB and any of its employees, agents and representatives. The Adams/Madison Timber Settlement includes the parties’ agreement to seek the Court’s entry of bar orders prohibiting any continued or future claims by anyone against TNB and its related parties relating to Adams/Madison Timber, whether asserted to date or not. The bar orders therefore would prohibit all litigation relating to Adams/Madison Timber described herein. Final Court approval of a bar order is a condition of the Adams/Madison Timber Settlement.

The Adams/Madison Timber Settlement is also subject to notice to Adams/Madison Timber investors, and final, non-appealable approval by the Court and entry of a judgment dismissing the Lawsuit against TNB. The timing of any final decision by the Court is subject to the discretion of the Court and any appeal. If the Adams/Madison Timber Settlement, including the bar order described above, is approved by the Court and is not subject to further appeal, TNB will make a one-time cash payment of $6.5 million to the Adams/Madison Timber Receiver.

While TNB believes that the Adams/Madison Timber Settlement is consistent with the terms of settlements in similar cases that have been approved and were not successfully appealed, it is possible that the Court may decide not to approve the Adams/Madison Timber Settlement Agreement or that the Court of Appeals could reject the Adams/Madison Timber Settlement Agreement on an appeal, either of which could render the Adams/Madison Timber Settlement a nullity.

All pending legal proceedings described above are being vigorously contested, with the exception of the TD Bank Declaratory Action that, as noted above, TNB was not served in connection with. In accordance with FASB ASC Subtopic 450-20, “Loss Contingencies,” TNB will establish an accrued liability for any litigation matter if and when such matter presents loss contingencies that are both probable and reasonably estimable. As a result of the entry into the Stanford Settlement as described above, Trustmark Corporation recognized a $100.0 million litigation settlement expense included in noninterest expense related to the Stanford litigation during the fourth quarter of 2022, plus an additional $750 thousand in related legal fees. As a result of the entry into the Adams/Madison Timber Settlement as described above, Trustmark Corporation recognized a $6.5 million litigation settlement expense included in noninterest expense related to the Adams/Madison Timber litigation during the third quarter of 2023. Trustmark Corporation expects that both the Stanford Settlement and Adams/Madison Timber Settlement will be tax deductible. Trustmark Corporation and TNB will remain substantially above levels considered to be well-capitalized under all relevant standards. At the present time, TNB believes, based on its evaluation and the advice of legal counsel, that a loss in any currently pending legal proceeding other than the settled Stanford and Adams/Madison Timber litigation is not probable and a reasonable estimate cannot reasonably be made.

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic shares	61,070	61,115	61,048	61,334
Dilutive shares	193	204	171	186
Diluted shares	61,263	61,319	61,219	61,520

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted-average antidilutive stock awards	23	—	75	—

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Income taxes paid	$34,898	$1,241
Interest expense paid on deposits and borrowings	214,745	17,077
Noncash transfers from loans to other real estate	5,434	1,430
Operating right-of-use assets resulting from lease liabilities	7,092	6,572

Note 15 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2022 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of September 30, 2023, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2023. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since September 30, 2023, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2023 and December 31, 2022 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At September 30, 2023:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,498,217	9.89%	7.00%	n/a
Trustmark National Bank	1,579,132	10.43%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,558,217	10.29%	8.50%	n/a
Trustmark National Bank	1,579,132	10.43%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,834,295	12.11%	10.50%	n/a
Trustmark National Bank	1,731,783	11.44%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,558,217	8.49%	4.00%	n/a
Trustmark National Bank	1,579,132	8.63%	4.00%	5.00%

At December 31, 2022:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,413,672	9.74%	7.00%	n/a
Trustmark National Bank	1,501,889	10.34%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,473,672	10.15%	8.50%	n/a
Trustmark National Bank	1,501,889	10.34%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,729,499	11.91%	10.50%	n/a
Trustmark National Bank	1,634,454	11.26%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,473,672	8.47%	4.00%	n/a
Trustmark National Bank	1,501,889	8.65%	4.00%	5.00%

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

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(26,963)	$6,740	$(20,223)	$(114,317)	$28,580	$(85,737)
Change in net unrealized holding loss on securities transferred to held to maturity	4,000	(1,000)	3,000	1,800	(450)	1,350
Total securities available for sale and transferred securities	(22,963)	5,740	(17,223)	(112,517)	28,130	(84,387)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	28	(7)	21	28	(7)	21
Recognized net loss due to lump sum settlements	—	—	—	—	—	—
Change in net actuarial loss	70	(18)	52	295	(74)	221
Total pension and other postretirement benefit plans	98	(25)	73	323	(81)	242
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(11,338)	2,834	(8,504)	(19,524)	4,881	(14,643)
Reclassification adjustment for (gain) loss realized in net income	4,627	(1,157)	3,470	(643)	161	(482)
Total cash flow hedge derivatives	(6,711)	1,677	(5,034)	(20,167)	5,042	(15,125)
Total other comprehensive income (loss)	$(29,576)	$7,392	$(22,184)	$(132,361)	$33,091	$(99,270)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(16,062)	$4,246	$(11,816)	$(314,517)	$78,630	$(235,887)
Change in net unrealized holding loss on securities transferred to held to maturity	11,799	(2,950)	8,849	(31,451)	7,863	(23,588)
Total securities available for sale and transferred securities	(4,263)	1,296	(2,967)	(345,968)	86,493	(259,475)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	83	(21)	62	83	(21)	62
Recognized net loss due to lump sum settlements	25	(6)	19	—	—	—
Change in net actuarial loss	216	(54)	162	914	(228)	686
Total pension and other postretirement benefit plans	324	(81)	243	997	(249)	748
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(24,569)	6,142	(18,427)	(19,524)	4,881	(14,643)
Reclassification adjustment for (gain) loss realized in net income	11,555	(2,889)	8,666	(643)	161	(482)
Total cash flow hedge derivatives	(13,014)	3,253	(9,761)	(20,167)	5,042	(15,125)
Total other comprehensive income (loss)	$(16,953)	$4,468	$(12,485)	$(365,138)	$91,286	$(273,852)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2023	$(254,442)	$(5,792)	$(15,169)	$(275,403)
Other comprehensive income (loss) before reclassification	(2,967)	—	(18,427)	(21,394)
Amounts reclassified from accumulated other comprehensive income (loss)	—	243	8,666	8,909
Net other comprehensive income (loss)	(2,967)	243	(9,761)	(12,485)
Balance at September 30, 2023	$(257,409)	$(5,549)	$(24,930)	$(287,888)

Balance at January 1, 2022	$(17,774)	$(14,786)	$—	$(32,560)
Other comprehensive income (loss) before reclassification	(259,475)	—	(14,643)	(274,118)
Amounts reclassified from accumulated other comprehensive income (loss)	—	748	(482)	266
Net other comprehensive income (loss)	(259,475)	748	(15,125)	(273,852)
Balance at September 30, 2022	$(277,249)	$(14,038)	$(15,125)	$(306,412)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the nine months ended September 30, 2023 and the year ended December 31, 2022.

	September 30, 2023
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$363,476	$363,476	$—	$—
U.S. Government agency obligations	6,780	—	6,780	—
Obligations of states and political subdivisions	4,642	—	4,642	—
Mortgage-backed securities	1,391,276	—	1,391,276	—
Securities available for sale	1,766,174	363,476	1,402,698	—
LHFS	169,244	—	169,244	—
MSR	142,379	—	—	142,379
Other assets - derivatives	16,846	8	16,641	197
Other liabilities - derivatives	56,135	3,327	52,808	—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$391,513	$391,513	$—	$—
U.S. Government agency obligations	7,766	—	7,766	—
Obligations of states and political subdivisions	4,862	—	4,862	—
Mortgage-backed securities	1,619,941	—	1,619,941	—
Securities available for sale	2,024,082	391,513	1,632,569	—
LHFS	135,226	—	135,226	—
MSR	129,677	—	—	129,677
Other assets - derivatives	8,871	54	8,660	157
Other liabilities - derivatives	45,379	474	44,905	—

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2023 and 2022 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2023	$129,677	$157
Total net (loss) gain included in Mortgage banking, net (1)	1,677	1,672
Additions	11,025	—
Sales	—	(1,632)
Balance, September 30, 2023	$142,379	$197

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2023	$8,734	$559

Balance, January 1, 2022	$87,687	$1,859
Total net (loss) gain included in Mortgage banking, net (1)	30,476	(401)
Additions	14,452	—
Sales	—	(2,326)
Balance, September 30, 2022	$132,615	$(868)

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2022	$41,530	$(1,181)

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at September 30, 2023, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At September 30, 2023, Trustmark had outstanding balances of $47.4 million with a related ACL of $15.0 million in collateral-dependent LHFI, compared to outstanding balances of $40.3 million with a related ACL of $17.7 million in collateral-dependent LHFI at December 31, 2022. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $765 thousand were remeasured during the first nine months of 2023, requiring write-downs of $205 thousand to reach their current fair values compared to $3.0 million of foreclosed assets that were remeasured during the first nine months of 2022, requiring write-downs of $1.0 million.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at September 30, 2023 and December 31, 2022, are as follows ($ in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$750,492	$750,492	$738,787	$738,787
Securities held to maturity	1,438,287	1,312,871	1,494,514	1,406,589
Level 3 Inputs:
Net LHFI	12,676,228	12,505,990	12,083,825	11,850,318

Financial Liabilities:
Level 2 Inputs:
Deposits	15,101,923	15,076,677	14,437,648	14,404,661
Federal funds purchased and securities sold under repurchase agreements	321,799	321,799	449,331	449,331
Other borrowings	793,193	793,188	1,050,938	1,050,932
Subordinated notes	123,427	103,750	123,262	113,125
Junior subordinated debt securities	61,856	45,928	61,856	46,392

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI. The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three and nine months ended September 30, 2023, net losses of $602 thousand and $841 thousand, respectively, were recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to net losses of $4.4 million and $6.7 million for the three and nine months ended September 30, 2022, respectively. Interest and fees on LHFS and LHFI for the three and nine months ended September 30, 2023 included $2.3 million and $5.9 million, respectively, of interest earned on LHFS accounted for under the fair value option, compared to $2.0 million and $5.2 million for the three and nine months ended September 30, 2022, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $63.7 million and $70.8 million at September 30, 2023 and December 31, 2022, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and ACL, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option at September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Fair value of LHFS	$105,542	$64,421
LHFS contractual principal outstanding	105,618	63,427
Fair value less unpaid principal	$(76)	$994

Note 17 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

During the third quarter of 2022, Trustmark initiated a cash flow hedging program. Trustmark's objectives in initiating this hedging program were to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At September 30, 2023, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.000 billion compared to $825.0 million at December 31, 2022.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components totaled $13 thousand and $35 thousand of amortization expense for the three and nine months ended September 30, 2023, respectively, and are included in interest and fees on LHFS and LHFI. As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. During the next twelve months, Trustmark estimates that $18.4 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $270.0 million at September 30, 2023 compared to $277.0 million at December 31, 2022. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $1.0 million and $928 thousand for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the impact was a net negative ineffectiveness of $4.1 million and $554 thousand, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $133.0 million at September 30, 2023, with a positive valuation adjustment of $1.5 million, compared to $97.0 million, with a positive valuation adjustment of $168 thousand, at December 31, 2022.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $96.8 million at September 30, 2023, with a positive valuation adjustment of $197 thousand, compared to $68.4 million, with a positive valuation adjustment of $157 thousand, at December 31, 2022.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At September 30, 2023, Trustmark had interest rate swaps with an aggregate notional amount of $1.365 billion related to this program, compared to $1.391 billion at December 31, 2022.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At both September 30, 2023 and December 31, 2022, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. At September 30, 2023 and December 31, 2022, Trustmark had posted collateral of $40 thousand and $740 thousand, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2023, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At September 30, 2023 and December 31, 2022, Trustmark had entered into five risk participation agreements as a beneficiary with aggregate notional amounts of $49.1 million and $50.2 million, respectively. At September 30, 2023, Trustmark had entered into thirty-four risk participation agreements as a guarantor with an aggregate notional amount of $281.9 million compared to twenty-nine risk participation agreements as a guarantor with an aggregate notional amount of $235.8 million at December 31, 2022. The aggregate fair values of these risk participation agreements were immaterial at both September 30, 2023 and December 31, 2022.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at September 30, 2023 and December 31, 2022 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30, 2023	December 31, 2022
Derivatives in hedging relationships:
Interest rate contracts:
Interest rate floors included in other assets	$203	$—
Interest rate swaps included in other liabilities (1)	2,302	761

Derivatives not designated as hedging instruments:
Interest rate contracts:
Exchange traded purchased options included in other assets	$8	$38
OTC written options (rate locks) included in other assets	197	157
Futures contracts included in other assets	—	16
Interest rate swaps included in other assets (1)	16,437	8,654
Credit risk participation agreements included in other assets	1	6
Futures contracts included in other liabilities	2,764	268
Forward contracts included in other liabilities	(1,479)	(168)
Exchange traded written options included in other liabilities	563	206
Interest rate swaps included in other liabilities (1)	51,953	44,304
Credit risk participation agreements included in other liabilities	32	8

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives in hedging relationships:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS & LHFI	$(4,627)	$643	$(11,555)	$643

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$(7,634)	$(8,405)	$(11,526)	$(39,181)
Amount of gain (loss) recognized in bank card and other fees	381	63	571	385

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(8,504)	$(14,643)	$(18,427)	$(14,643)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2023 and December 31, 2022 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of September 30, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$16,640	$—	$16,640	$(2,618)	$(6,230)	$7,792

Offsetting of Derivative Liabilities
As of September 30, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$54,255	$—	$54,255	$(2,618)	$(40)	$51,597

Offsetting of Derivative Assets
As of December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$9,415	$—	$9,415	$—	$(2,230)	$7,185

Offsetting of Derivative Liabilities
As of December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$44,304	$—	$44,304	$—	$(740)	$43,564

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General Banking
Net interest income	$137,145	$134,842	$411,682	$344,185
Provision for credit losses	10,646	11,595	20,015	10,785
Noninterest income	28,181	29,690	85,535	91,170
Noninterest expense	122,045	108,740	345,329	318,425
Income before income taxes	32,635	44,197	131,873	106,145
Income taxes	5,245	6,396	19,024	14,571
General banking net income	$27,390	$37,801	$112,849	$91,574
Selected Financial Information
Total assets	$18,099,301	$16,897,083	$18,099,301	$16,897,083
Depreciation and amortization	$9,483	$9,439	$25,496	$29,610

Wealth Management
Net interest income	$1,494	$1,266	$4,462	$3,948
Provision for credit losses	(2,220)	(2)	(2,131)	(10)
Noninterest income	8,740	9,007	26,293	27,105
Noninterest expense	8,281	8,224	24,276	24,637
Income before income taxes	4,173	2,051	8,610	6,426
Income taxes	1,043	515	2,153	1,609
Wealth management net income	$3,130	$1,536	$6,457	$4,817
Selected Financial Information
Total assets	$194,837	$205,873	$194,837	$205,873
Depreciation and amortization	$63	$71	$199	$217

Insurance
Net interest income	$(2)	$(3)	$(8)	$(8)
Noninterest income	15,303	13,909	45,326	41,699
Noninterest expense	10,619	9,734	31,885	28,922
Income before income taxes	4,682	4,172	13,433	12,769
Income taxes	1,173	1,054	3,373	3,210
Insurance net income	$3,509	$3,118	$10,060	$9,559
Selected Financial Information
Total assets	$96,701	$87,678	$96,701	$87,678
Depreciation and amortization	$135	$159	$434	$527

Consolidated
Net interest income	$138,637	$136,105	$416,136	$348,125
Provision for credit losses	8,426	11,593	17,884	10,775
Noninterest income	52,224	52,606	157,154	159,974
Noninterest expense	140,945	126,698	401,490	371,984
Income before income taxes	41,490	50,420	153,916	125,340
Income taxes	7,461	7,965	24,550	19,390
Consolidated net income	$34,029	$42,455	$129,366	$105,950
Selected Financial Information
Total assets	$18,390,839	$17,190,634	$18,390,839	$17,190,634
Depreciation and amortization	$9,681	$9,669	$26,129	$30,354

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889. At September 30, 2023, TNB had total assets of $18.388 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,756 full-time equivalent associates (measured at September 30, 2023) located in the states of Alabama (includes the Georgia Loan Production Office (LPO), which are collectively referred to herein as Trustmark's Alabama market region), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022 (2022 Annual Report).

Executive Overview

Trustmark's financial results for the three and nine months ended September 30, 2023 reflected solid growth in loans held for investment (LHFI) of $196.3 million, or 1.6%, and $606.2 million, or 5.0%, respectively, as well as growth in deposits of $188.0 million, or 1.3%, and $664.3 million, or 4.6%, respectively, stable net interest income and continued credit quality strength. Trustmark's strong financial performance during the first nine months of 2023 was achieved despite the challenging financial services environment and increasingly competitive deposit costs. On October 9, 2023, Trustmark entered into a settlement agreement that will, pending court approval, resolve all current and potential future claims relating to litigation involving Adams/Madison Timber. As a result, Trustmark recognized $6.5 million of litigation settlement expense which was included in noninterest expense for the third quarter of 2023. Trustmark's capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.

Trustmark remains well-positioned and committed to meeting the banking and financial needs of its customers and the communities it serves, and remains focused on providing support, advice and solutions to meet its customers’ unique needs. Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share. The dividend is payable December 15, 2023, to shareholders of record on December 1, 2023.

Recent Economic and Industry Developments

Economic activity improved slightly during the first nine months of 2023; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as Russia's invasion of Ukraine, inflation, the consequences of recent bank failures and other economic and industry volatility, supply chain issues, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

Market interest rates began to rise during 2022 after an extended period at historical lows and have continued to rise in 2023. Starting in March 2022, the FRB began raising the target federal funds rate for the first time in three years and continued with multiple increases throughout 2022 and the first nine months of 2023, up to a range of 5.25% to 5.50% as of September 2023. The FRB also signaled the possibility of additional rate increases. In addition, the FRB increased the interest that it pays on reserves multiple times during 2022 and the first nine months of 2023 from 0.10% to 5.40% as of September 2023. As interest rates have increased, so have competitive pressures on the deposit cost of funds. This has been exacerbated by recent bank failures and the resulting heightened competition for deposits, which has also affected the interest that Trustmark pays on deposits. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on Trustmark's results of operations.

In the October 2023 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that during the reporting period (covering the period from August 28, 2023 through October 6, 2023) there was little to no change in economic activity; however, conditions varied across Federal Reserve Districts (Districts). Reports by the twelve Districts noted the following during the reporting period:

•
Consumer spending reports were mixed, especially among general retailers and auto dealers, due to differences in prices and product offerings. Tourism activity continued to improved, although some Districts reported a slight slowing in consumer travel and a few Districts reported an increase in business travel. Manufacturing activity was mixed, although contacts across multiple Districts noted an improving outlook for the sector.
•
Banking contacts reported slight to modest declines in loan demand. Consumer credit quality was generally described as stable or healthy, with delinquency rates still historically low but slightly increasing. Real estate conditions were little changed and the inventory of homes for sale remained low.
•
Overall economic expectations for the coming months was generally described as stable or having slightly weaker growth.
•
Labor market tightness continued to ease across the nation. Most Districts reported slight to moderate increases in overall employment and firms hiring less urgently. Several Districts reported improvements in hiring and retention; however, most Districts still reported ongoing challenges in recruiting and hiring skilled tradespeople. Wage growth remained modest to moderate in most Districts. There were multiple reports of firms modifying their compensation packages to mitigate higher labor costs.
•
Prices increased at a modest pace overall. Districts noted that input cost increases have slowed or stabilized for manufacturers but continued to rise for services sector firms. Increases in fuel costs, wages and insurance contributed to growth in prices across Districts. Sales prices increased at a slower rate than input prices, as businesses struggled to pass along cost pressures because consumers had grown more sensitive to prices, causing firms to struggle to maintain desired profit margins. Overall, firms expect prices to increase, but at a slower rate, for the next few quarters.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve’s Sixth District also noted on balance, loan growth slowed across most portfolios, and, while asset quality remained stable, consumers appeared to experience increased financial stress as evidenced by an increase in consumer loan delinquencies. The Federal Reserve's Sixth District reported that financial institutions continued to fund loan growth with large time deposits given heightened competition for core deposits; however, the higher funding cost of time deposits put increased pressure on net interest margins and earnings. The Federal Reserve’s Eighth District also reported that banking conditions remained stable, even as rising deposit interest rates continue to create a tight market for deposits, raising the cost of funds and shrinking profit margins. The Federal Reserve’s Eighth District also noted that demand for consumer loans continued to decline and credit card usage remained elevated, and while banking contacts reported that signs of consumer financial stress are increasing, they believe that overall credit risk remains moderate. The Federal Reserve’s Eighth District also reported that merger and acquisition activity of smaller banks has increased, with investment bankers reaching out for potential buyers. The Federal Reserve’s Eleventh District also reported loan demand and overall loan volumes continued to decline at an accelerated pace during the reporting period, loan nonperformance rose particularly for consumer loans, though increased delinquency was seen across the board, credit standards continued to tighten, loan pricing pushed up further, though at the slowest rate so far this year. The Federal Reserve’s Eleventh District also noted that banking outlooks remain pessimistic, with expectations for increasing loan nonperformance, decreasing loan demand and worsening business activity over the next six months.

The rapid rise in interest rates during 2022 and the first nine months of 2023, the resulting industry-wide reduction in the fair value of securities portfolios and the recent bank runs that led to the failures of some financial institutions in March 2023, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the United States banking system. There is heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses and capital. See further discussion of these items in the remaining sections of the Management’s Discussion and Analysis of this document.

Financial Highlights

Trustmark reported net income of $34.0 million, or basic and diluted earnings per share (EPS) of $0.56, in the third quarter of 2023, compared to $42.5 million, or basic and diluted EPS of $0.69, in the third quarter of 2022. Trustmark’s reported performance during the quarter ended September 30, 2023 produced a return on average tangible equity of 11.32%, a return on average assets of 0.72%, an average equity to average assets ratio of 8.46% and a dividend payout ratio of 41.07%, compared to a return on average tangible equity of 13.90%, a return on average assets of 0.98%, an average equity to average assets ratio of 9.32% and a dividend payout ratio of 33.33% during the quarter ended September 30, 2022.

Trustmark reported net income of $129.4 million, or basic and diluted EPS of $2.12 and $2.11, respectively, for the first nine months of 2023, compared to $106.0 million, or basic and diluted EPS of $1.73 and $1.72, respectively, for the same time period in 2022. Trustmark's reported performance for the nine months ended September 30, 2023 produced a return on average tangible equity of 14.77%, a return on average assets of 0.93%, an average equity to average assets ratio of 8.37% and a dividend payout ratio of 32.55%, compared to a return on average tangible equity of 11.39%, a return on average assets of 0.81%, an average equity to average assets ratio of 9.45% and a dividend payout ratio of 39.88% for the nine months ended September 30, 2022.

Total revenue, which is defined as net interest income plus noninterest income, for the three and nine months ended September 30, 2023 was $190.9 million and $573.3 million, respectively, an increase of $2.2 million, or 1.1%, and $65.2 million, or 12.8%, respectively, when compared to the same time periods in 2022. The increase in total revenue for the three and nine months ended September 30, 2023, when compared to the same time periods in 2022, primarily resulted from an increase in net interest income, principally due to increases in interest and fees on loans held for sale (LHFS) and LHFI and other interest income, largely offset by an increase in total interest expense.

Net interest income for the three and nine months ended September 30, 2023 totaled $138.6 million and $416.1 million, respectively, an increase of $2.5 million, or 1.9%, and $68.0 million, or 19.5%, respectively, when compared to the same time periods in 2022. Interest income totaled $228.5 million and $646.0 million for the three and nine months ended September 30, 2023, respectively, an increase of $84.1 million, or 58.2%, and $280.6 million, or 76.8%, respectively, when compared to the same time periods in 2022, principally due to increases in interest and fees on LHFS and LHFI primarily due to loan growth and rising interest rates and other interest income primarily due to an increase in the rate paid by the Federal Reserve Bank of Atlanta (FRBA) on reserves. Interest expense totaled $89.9 million and $229.8 million for the three and nine months ended September 30, 2023, respectively, an increase of $81.6 million and $212.6 million, respectively, when compared to the same time periods in 2022. The increase in interest expense when the three and nine months ended September 30, 2023 are compared to the same time periods in 2022 was due to an increase in interest on deposits primarily due to rising interest rates, increased competition for deposits and higher average balances, an increase in other interest expense primarily due to the increase in short-term Federal Home Loan Bank (FHLB) advances and an increase in interest on federal funds purchased and securities sold under repurchase agreements primarily due to increases to the target rate for federal funds purchased by the FRB.

Noninterest income for the three months ended September 30, 2023 totaled $52.2 million, a slight decrease of $382 thousand, or 0.7%, when compared to the same time period in 2022, primarily due to declines in bank card and other fees and mortgage banking, net, which were largely offset by an increase in insurance commissions. Bank card and other fees for the three months ended September 30, 2023, totaled $8.2 million, a decrease of $1.1 million, or 11.7%, when compared to the same time period in 2022, principally due to declines in customer derivatives income. Mortgage banking, net totaled $6.5 million for the three months ended September 30, 2023, a decrease of $418 thousand, or 6.1%, when compared to the same time period in 2022, principally due to declines in the gain on sales of loans, net, partially offset by a decline in the run-off of the mortgage servicing rights (MSR) and an increase in mortgage servicing income. Insurance commissions totaled $15.3 million for the third quarter of 2023, an increase of $1.4 million, or 10.0%, when compared to the same time period in 2022, principally due to increases in commercial property and casualty commissions, policy fees and other commission income.

Noninterest income for the first nine months of 2023 totaled $157.2 million, a decrease of $2.8 million, or 1.8%, when compared to the same time period in 2022, principally due to declines in mortgage banking, net and bank card and other fees, partially offset by increases in insurance commissions, service charges on deposit accounts and other income, net. Mortgage banking, net totaled $20.7 million for the first nine months of 2023, a decrease of $4.2 million, or 16.9%, when compared to the first nine months of 2022, principally due to declines in the gain on sales of loans, net and the net hedge ineffectiveness, partially offset by a decline in the run-off of the MSR. Bank card and other fees totaled $24.9 million for the first nine months of 2023, a decline of $3.0 million, or 10.7%, when compared to the same time period in 2022, principally due to a decline in customer derivatives revenue. Insurance commissions totaled $44.4 million for the first nine months of 2023, an increase of $2.7 million, or 6.4%, when compared to the same time period in 2022, principally due to growth in commercial property and casualty commissions. Service charges on deposit accounts totaled $32.1 million for the first nine months of 2023, an increase of $1.1 million, or 3.6%, when compared to the same time period in 2022, principally due to an increase in service charges on personal interest checking accounts. Other income, net totaled $8.6 million for the first nine months of 2023, an increase of $1.1 million, or 14.3%, when compared to the same time period in 2022, principally due to an increase in cash management service charges partially offset by an increase in the amortization of tax credit partnerships.

Noninterest expense for the three and nine months ended September 30, 2023 totaled $140.9 million and $401.5 million, an increase of $14.2 million, or 11.2%, and $29.5 million, or 7.9%, respectively, when compared to the same time periods in 2022. The increase in noninterest expense for the three and nine months ended September 30, 2023 was principally due to increases in salaries and employee benefits, services and fees and other expense as well as the $6.5 million of litigation settlement expense. Excluding the litigation settlement expense, noninterest expense increased $7.7 million, or 6.1%, and $23.0 million, or 6.2%, respectively, when the three and nine months ended September 30, 2023 are compared to the same time periods in 2022. Salaries and employee benefits totaled $76.7 million and $226.7 million for the three and nine months ended September 30, 2023, respectively, an increase of $4.0 million, or 5.4%, and $12.7 million, or 5.9%, respectively, when compared to the same time periods in 2022, principally due to increases in salaries expense, primarily due to general merit increases, accrued management performance incentives and commission expense due to improvements in insurance production, partially offset by a decline in commission expense due to the decline in mortgage originations. Services and fees totaled $27.9 million and $81.6 million for the three and nine months ended September 30, 2023, respectively, an increase of $1.1 million, or 4.1%, and $3.8 million, or 4.9%, respectively, when compared to the same time periods in 2022, principally due to increases in data processing charges related to software, business processing outsourcing fees and advertising expense, partially offset by an decrease in other services and fees. Other expense totaled $15.7 million and $45.0 million for the three and nine months ended September 30, 2023, respectively, an increase of $2.0 million, or 14.3%, and $4.3 million, or 10.6%, respectively, when compared to the same time period in 2022, principally due to increases in FDIC assessment expense, primarily due to an increase in the assessment rate, and other miscellaneous expenses.

Trustmark’s provision for credit losses (PCL) on LHFI for the three and nine months ended September 30, 2023 totaled $8.3 million and $19.8 million, respectively, a decrease of $4.6 million, or 35.6%, and an increase of $5.0 million, or 33.9%, respectively, when compared to the same time periods in 2022. The PCL on LHFI for the three and nine months ended September 30, 2023 primarily reflected an increase in required reserves as a result of loan growth, weakening in the macroeconomic forecasts and the net impact of qualitative changes including adjustments to the credit quality trend reserve, the commercial real estate concentration reserve and the nature and volume of the portfolio, partially offset by a decline in specific reserves for individually analyzed LHFI. The PCL on off-balance sheet credit exposures totaled $104 thousand and a negative $1.9 million for the three and nine months ended September 30, 2023, respectively, an increase in provision expense of $1.4 million and $2.1 million, respectively, when compared to the same time periods in 2022. The PCL on off-balance sheet credit exposures for the three months ended September 30, 2023, primarily reflected an increase in required reserves as a result of changes in the total reserve rate, which was largely offset by a decrease in required reserves due to a decline in unfunded commitments. The release in PCL on off-balance sheet credit exposures for the nine months ended September 30, 2023, primarily reflected a decrease in required reserves due to a decline in unfunded commitments. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At September 30, 2023, nonperforming assets totaled $96.4 million, an increase of $28.4 million, or 41.8%, compared to December 31, 2022, primarily as a result of an increase in nonaccrual LHFI. Nonaccrual LHFI totaled $90.9 million at September 30, 2023, an increase of $24.9 million, or 37.8%, relative to December 31, 2022, primarily as a result of two large commercial credits placed on nonaccrual that were partially offset by other commercial credits that were foreclosed, charged-off, returned to accrual or paid off.

LHFI totaled $12.810 billion at September 30, 2023, an increase of $606.2 million, or 5.0%, compared to December 31, 2022. The increase in LHFI during the first nine months of 2023 was primarily due to net growth in LHFI secured by real estate partially offset by a decline in state and other political subdivision LHFI. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $15.102 billion at September 30, 2023, an increase of $664.3 million, or 4.6%, compared to December 31, 2022. During the first nine months of 2023, noninterest-bearing deposits decreased $773.6 million, or 18.9%, as a result of declines in all categories of noninterest-bearing deposits reflecting customers' desire for higher-yielding deposit accounts. Interest-bearing deposits increased $1.438 billion, or 13.9%, during the first nine months of 2023, primarily due to growth in certificates of deposits (CDs), which was principally attributable to deposit campaigns offered during the first nine months of 2023 and the addition of $727.3 million of brokered CDs, business and consumer money market deposit accounts (MMDA) and business interest checking accounts, partially offset by declines in public and consumer interest checking accounts and consumer savings accounts.

Federal funds purchased and securities sold under repurchase agreements totaled $321.8 million at September 30, 2023, a decrease of $127.5 million, or 28.4%, compared to December 31, 2022, principally due to a decrease in upstream federal funds purchased. Other borrowings totaled $793.2 million at September 30, 2023, a decrease of $257.7 million, or 24.5%, compared to December 31, 2022, principally due to a decline in short-term FHLB advances obtained from the FHLB of Dallas.

Recent Legislative and Regulatory Developments

Community Reinvestment Act Reform

On October 24, 2023, the Office of the Comptroller of the Currency, the FRB and the FDIC (the Agencies) released a final rule significantly revising the framework that the Agencies use to evaluate banks’ records of meeting the credit needs of their entire communities under the Community Reinvestment Act (CRA). Under the revised framework, banks with assets of at least $2 billion, including TNB, are considered large banks and, accordingly, will have their retail lending, retail services and products, community development financing and community development services subject to periodic evaluation under complex, multi-part standards. Large banks will be subject to enhanced data collection and reporting requirements, with additional data collection and reporting requirements applying to banks, including Trustmark, with assets greater than $10 billion. Depending on a large bank’s geographic concentrations of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. The rule becomes effective April 1, 2024. Compliance with most provisions of the final rule will be required beginning January 1, 2026, and compliance with the remaining provisions will be required beginning January 1, 2027. Trustmark is evaluating the impact of the final rule.

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

Small Business Lending Data Collection Rule

On March 30, 2023, the CFPB finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. Trustmark is evaluating the impact of the new rule. The rule was scheduled to take effect on August 29, 2023, and requires compliance by October 1, 2024, April 1, 2025, or January 1, 2026, depending on the number of covered small business loans that a covered lender originates. On July 31 2023, the U.S. District Court for the Southern District of Texas enjoined the CFPB from implementing and enforcing the rule with respect to American Bankers Association members, which includes Trustmark, pending the U.S. Supreme Court's consideration of the constitutionality of the CFPB's funding structure in a separate case. On October 26, 2023, the court expanded the scope of its injunction to cover banks nationwide.

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

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated Statements of Income
Total interest income	$228,522	$144,423	$645,950	$365,320
Total interest expense	89,885	8,318	229,814	17,195
Net interest income	138,637	136,105	416,136	348,125
Provision for credit losses (PCL), LHFI	8,322	12,919	19,777	14,775
PCL, off-balance sheet credit exposures	104	(1,326)	(1,893)	(4,000)
Noninterest income	52,224	52,606	157,154	159,974
Noninterest expense	140,945	126,698	401,490	371,984
Income before income taxes	41,490	50,420	153,916	125,340
Income taxes	7,461	7,965	24,550	19,390
Net Income	$34,029	$42,455	$129,366	$105,950

Total Revenue (1)	$190,861	$188,711	$573,290	$508,099

Per Share Data
Basic EPS	$0.56	$0.69	$2.12	$1.73
Diluted EPS	0.56	0.69	2.11	1.72
Cash dividends per share	0.23	0.23	0.69	0.69

Performance Ratios
Return on average equity	8.53%	10.48%	11.07%	8.62%
Return on average tangible equity	11.32%	13.90%	14.77%	11.39%
Return on average assets	0.72%	0.98%	0.93%	0.81%
Average equity / average assets	8.46%	9.32%	8.37%	9.45%
Net interest margin (fully taxable equivalent)	3.29%	3.50%	3.34%	3.00%
Dividend payout ratio	41.07%	33.33%	32.55%	39.88%

Credit Quality Ratios (2)
Net charge-offs (recoveries) / average loans	0.11%	0.03%	0.06%	-0.01%
PCL, LHFI / average loans	0.26%	0.45%	0.21%	0.18%
Nonaccrual LHFI / (LHFI + LHFS)	0.70%	0.58%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.74%	0.60%
ACL, LHFI / LHFI	1.05%	0.99%
(1)
Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.
(2)
Excludes PPP loans.

	September 30,
	2023	2022
Consolidated Balance Sheets
Total assets	$18,390,839	$17,190,634
Securities	3,204,461	3,601,471
Total loans (LHFI + LHFS)	12,979,503	11,751,277
Deposits	15,101,923	14,425,180
Total shareholders' equity	1,570,351	1,508,945

Stock Performance
Market value - close	$21.73	$30.63
Book value	25.71	24.76
Tangible book value	19.37	18.39

Capital Ratios
Total equity / total assets	8.54%	8.78%
Tangible equity / tangible assets	6.57%	6.67%
Tangible equity / risk-weighted assets	7.81%	8.15%
Tier 1 leverage ratio	8.49%	9.01%
Common equity Tier 1 risk-based capital ratio	9.89%	10.63%
Tier 1 risk-based capital ratio	10.29%	11.06%
Total risk-based capital ratio	12.11%	12.85%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,582,885	$1,606,469	$1,562,551	$1,642,450
Less: Goodwill		(384,237)	(384,237)	(384,237)	(384,237)
Identifiable intangible assets		(3,174)	(4,131)	(3,331)	(4,479)
Total average tangible equity		$1,195,474	$1,218,101	$1,174,983	$1,253,734

PERIOD END BALANCES
Total shareholders' equity		$1,570,351	$1,508,945
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(3,093)	(3,952)
Total tangible equity	(a)	$1,183,021	$1,120,756

TANGIBLE ASSETS
Total assets		$18,390,839	$17,190,634
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(3,093)	(3,952)
Total tangible assets	(b)	$18,003,509	$16,802,445
Risk-weighted assets	(c)	$15,143,531	$13,748,819

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$34,029	$42,455	$129,366	$105,950
Plus: Intangible amortization net of tax		96	234	409	842
Net income adjusted for intangible amortization		$34,125	$42,689	$129,775	$106,792
Period end shares outstanding	(d)	61,070,095	60,953,864

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		11.32%	13.90%	14.77%	11.39%
Tangible equity/tangible assets	(a)/(b)	6.57%	6.67%
Tangible equity/risk-weighted assets	(a)/(c)	7.81%	8.15%
Tangible book value	(a)/(d)*1,000	$19.37	$18.39

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,570,351	$1,508,945
CECL transitional adjustment		13,000	19,500
AOCI-related adjustments		287,888	306,412
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(370,219)	(370,217)
Other adjustments and deductions for CET1 (2)		(2,803)	(3,506)
CET1 capital	(e)	1,498,217	1,461,134
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 Capital		$1,558,217	$1,521,134

Common equity Tier 1 risk-based capital ratio	(e)/(c)	9.89%	10.63%
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

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$34,029	$0.56	$42,455	$0.69	$129,366	$2.11	$105,950	$1.72

Significant non-routine transactions (net of taxes):
Litigation Settlement Expense	4,875	0.08	—	—	4,875	0.08	—	—
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$38,904	$0.64	$42,455	$0.69	$134,241	$2.19	$105,950	$1.72

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	8.53%	9.74%	10.48%	n/a	11.07%	11.48%	8.62%	n/a
Return on average tangible equity	11.32%	12.92%	13.90%	n/a	14.77%	15.31%	11.39%	n/a
Return on average assets	0.72%	0.83%	0.98%	n/a	0.93%	0.96%	0.81%	n/a

n/a - not applicable

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

Net interest income-FTE for the three and nine months ended September 30, 2023 increased $2.9 million, or 2.1%, and $69.3 million, or 19.4%, respectively, when compared with the same time periods in 2022. The increase in net interest income-FTE when the three and nine months ended September 30, 2023 are compared to the same time periods in 2022 was principally due to increases in interest and fees on LHFS and LHFI-FTE and other interest income, partially offset by increases in all categories of interest expense. The net interest margin-FTE for the three and nine months ended September 30, 2023 decreased 21 basis points to 3.29% and increased 34 basis points to 3.34%, respectively, when compared to the same time periods in 2022. The net interest margin excluding PPP loans and the balance held at the FRBA, which equals the reported net interest income-FTE excluding interest and fees on PPP and interest on the FRBA balance, as a percentage of average earning assets excluding average PPP loans and the FRBA balance, was 3.24% and 3.27% for the three and nine months ended September 30, 2023, respectively, a decrease of 29 basis points and an increase of 10 basis points, respectively, when compared to the same time periods in 2022. The decrease in the net interest margin excluding PPP loans and the balance held at the FRBA for the three months ended September 30, 2023 when compared to the same time period in 2022, was principally due to increases in the costs of interest-bearing liabilities partially offset by the increase in the yield on the LHFS and LHFI portfolios. The increase in the net interest margin excluding PPP loans and the balance held at the FRBA for the nine months ended September 30, 2023 compared to the same time period in 2022, was principally due to the increase in the yield on the LHFS and LHFI portfolio partially offset by increases in the costs of interest-bearing liabilities.

At September 30, 2023, Trustmark had no PPP loans outstanding compared to $4.8 million, net of $95 thousand of deferred fees and costs, outstanding at September 30, 2022. Processing fees earned by TNB as the originating lender were amortized over the life of the loans. Payments on PPP loans were deferred until the date the SBA remitted the borrower’s loan forgiveness amount to the lender (or, if the borrower did not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period). During the first nine months of 2022, PPP loans originated by Trustmark totaling $28.9 million were forgiven by the SBA. Average PPP loans for the three and nine months ended September 30, 2022 totaled $9.8 million and $18.8 million, respectively. Interest and fees on PPP loans for the three and nine months ended September 30, 2022 totaled $186 thousand and $538 thousand, respectively, resulting in yield on PPP loans of 7.51% and 3.83%, respectively.

The average FRBA balance, included in other earning assets, for the three and nine months ended September 30, 2023 totaled $566.3 million and $633.0 million, respectively, an increase of $290.9 million and a decrease of $398.5 million, respectively, when compared to the same time periods in 2022. The increase in the average FRBA balance when the three months ended September 30, 2023 is compared to the same time period in 2022, was principally due to Management's decision to manage the FRBA to a higher balance to increase on hand liquidity during the period. The decrease in the average FRBA balance when the nine months ended September 30, 2023 is compared to the same time period in 2022, was principally due to the deployment of excess cash and the significant growth in the LHFI portfolio during 2022. Interest earned on FRBA balances increased $5.7 million and $19.6 million, respectively, when the three and nine months ended September 30, 2023 are compared to the same time periods in 2022. The yield on the FRBA balance was 4.92% and 4.97% for the three and nine months ended September 30, 2023, respectively, compared to 1.86% and 0.51% for the same time periods in 2022, respectively, reflecting increases in the interest rate that the FRBA pays on reserves.

Average interest-earning assets for the three and nine months ended September 30, 2023 were $17.110 billion and $17.076 billion, respectively, compared to $15.770 billion and $15.937 billion for the same time periods in 2022, respectively, an increase of $1.340 billion, or 8.5%, and $1.139 billion, or 7.1%, respectively. The increase in average interest-earning assets for the three months ended September 30, 2023 when compared to the same time period in 2022, was principally due to increases in average loans (LHFS and LHFI) and average other earning assets, partially offset by a decline in average total securities. The increase in average earning assets for the nine months ended September 30, 2023 when compared to the same time period in 2022, was principally due to increases in average loans (LHFS and LHFI), partially offset by declines in average other earning assets and average securities. Average loans (LHFS and LHFI) increased $1.467 billion, or 12.8%, and $1.754 billion, or 16.0%, when the three and nine months ended September 30, 2023 are compared to the same time period in 2022, respectively, principally due to an increase in the average balance of the LHFI portfolio of $1.274 billion, or 11.9%, and $1.702 billion, or 15.8%, respectively. The increase in the LHFI portfolio when the balances at September 30, 2023 are compared to September 30, 2022 was principally due to net growth in LHFI secured by real estate and commercial and industrial LHFI, partially offset by a decrease in state and other political subdivision LHFI. Average other earning assets increased $357.0 million when the three months ended September 30, 2023 is compared to the same time period in 2022, primarily due to an increase in reserves held at the FRBA. Average other earning assets decreased $339.1 million, or 31.2%, when the nine months ended September 30, 2023 is compared to the same time period in 2022, respectively, primarily due to the decrease in reserves held at the FRBA. Average total securities declined $474.3 million, or 11.9%, and $259.8 million, or 6.7%, when the three and nine months ended September 30, 2023 are compared to the same time periods in 2022, respectively, principally due to calls, maturities and pay-downs of the loans underlying GSE guaranteed securities.

Interest income-FTE for the three and nine months ended September 30, 2023 totaled $231.8 million and $656.1 million, respectively, an increase of $84.4 million, or 57.3%, and $281.9 million, or 75.3%, respectively, while the yield on total earning assets increased to 5.38% and 5.14%, respectively, compared to 3.71% and 3.14% for the same time periods in 2022, respectively. Interest income-FTE, excluding PPP loans and the balance held at the FRBA, for the three and nine months ended September 30, 2023 increased $78.9 million, or 54.1%, and $262.8 million, or 71.1%, respectively, while the yield on total earning assets excluding PPP loans and the balance held at the FRBA increased to 5.39% and 5.14%, respectively, compared 3.74% and 3.32% for the same time periods in 2022, respectively. The increase in interest income-FTE, excluding PPP loans and the balance held at the FRBA, for the three and nine months ended September 30, 2023 was primarily due to increases in interest and fees on LHFS and LHFI-FTE. During the three and nine months ended September 30, 2023, interest and fees on LHFS and LHFI-FTE increased $77.1 million, or 59.6%, and $252.8 million, or 77.6%, respectively, while the yield on LHFS and LHFI increased 186 basis points to 6.34% and 210 basis points to 6.07%, respectively, when compared to the same time periods in 2022, primarily due to the higher interest rate environment as well as the increase in the average balance of LHFI.

Average interest-bearing liabilities for the three and nine months ended September 30, 2023 totaled $13.105 billion and $12.914 billion, respectively, compared to $10.763 billion and $10.808 billion for the same time periods in 2022, respectively, an increase of $2.342 billion, or 21.8%, and $2.106 billion, or 19.5%, respectively. The increase in average interest-bearing liabilities when the three and nine months ended September 30, 2023 are compared to the same time periods in 2022 was primarily the result of the increases in average interest-bearing deposits, average other borrowings and average federal funds purchased and securities sold under repurchase agreements. Average interest-bearing deposits for the three and nine months ended September 30, 2023 increased $1.353 billion, or 13.2%, and $855.9 million, or 8.3%, respectively, when compared to the same time periods in 2022, reflecting growth in average time deposits and average interest-bearing demand deposits, partially offset by declines in savings deposits. Average other borrowings for the three and nine months ended September 30, 2023 increased $823.7 million and $1.030 billion, respectively, when compared to the same time periods in 2022, principally due to the increase in outstanding short-term FHLB advances with the FHLB of Dallas as a result of changes in funding needs to support the strong loan growth. Average federal funds purchased and securities sold under repurchase agreements for the three and nine months ended September 30, 2023 increased $164.9 million and $219.9 million, respectively, when compared to the same time periods in 2022, principally due to an increase in upstream federal funds purchased.

Interest expense for the three and nine months ended September 30, 2023 totaled $89.9 million and $229.8 million, respectively, an increase of $81.6 million and $212.6 million, respectively, when compared with the same time periods in 2022, while the rate on total interest-bearing liabilities increased 241 basis points to 2.72% and 217 basis points to 2.38%, respectively, reflecting increases in all categories of interest expense. Interest on deposits for the three and nine months ended September 30, 2023 increased $64.7 million and $154.5 million, respectively, while the rate on interest-bearing deposits increased 219 basis points to 2.39% and 183 basis points to 1.97%, respectively, when compared to the same time periods in 2022, primarily due to higher interest rates, reflecting the increased competitive pressures on deposits, and increases in average balances of time deposits and business interest checking accounts. Other interest expense for the three and nine months ended September 30, 2023 increased $12.7 million and $44.4 million, respectively, while the rate on other borrowings increased to 5.32% and 5.10%, respectively, compared to 2.89% and 2.56% for the same time periods in 2022, respectively, primarily due to the increase in outstanding short-term FHLB advances with the FHLB of Dallas. Interest on federal funds purchased and securities sold under repurchase agreements for the three and nine months ended September 30, 2023 increased $4.2 million and $13.7 million, respectively, while the rate on federal funds purchased and securities sold under repurchase agreements increased to 5.14% and 4.87%, respectively, when compared to 1.95% and 0.94% for the same time periods in 2022, respectively, reflecting the FRB's increases to the target rate for federal funds purchased as well as the increase in average upstream federal funds purchased.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2023			2022

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$230	$3	5.17%	$226	$2	3.51%
Securities - taxable	3,494,901	16,624	1.89%	3,964,939	16,222	1.62%
Securities - nontaxable	5,686	58	4.05%	9,985	100	3.97%
PPP Loans	—	—	—	9,821	186	7.51%
Loans (LHFS and LHFI)	12,926,942	206,523	6.34%	11,459,551	129,395	4.48%
Other earning assets	682,644	8,613	5.01%	325,620	1,493	1.82%
Total interest-earning assets	17,110,403	231,821	5.38%	15,770,142	147,398	3.71%
Other assets	1,721,310			1,576,653
ACL, LHFI	(127,915)			(102,951)
Total Assets	$18,703,798			$17,243,844

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$11,593,096	69,797	2.39%	$10,239,752	5,097	0.20%
Federal funds purchased and securities sold under repurchase agreements	414,696	5,375	5.14%	249,809	1,225	1.95%
Other borrowings	1,097,398	14,713	5.32%	273,724	1,996	2.89%
Total interest-bearing liabilities	13,105,190	89,885	2.72%	10,763,285	8,318	0.31%
Noninterest-bearing demand deposits	3,429,815			4,444,370
Other liabilities	585,908			429,720
Shareholders' equity	1,582,885			1,606,469
Total Liabilities and Shareholders' Equity	$18,703,798			$17,243,844

Net Interest Margin		141,936	3.29%		139,080	3.50%

Less tax equivalent adjustment		3,299			2,975
Net Interest Margin per Consolidated Statements of Income		$138,637			$136,105

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$1,953	$78	5.34%	$131	$3	3.06%
Securities - taxable	3,587,670	50,164	1.87%	3,843,549	43,140	1.50%
Securities - nontaxable	7,161	219	4.09%	11,050	329	3.98%
PPP Loans	—	—	—	18,788	538	3.83%
Loans (LHFS and LHFI)	12,731,268	578,431	6.07%	10,976,809	325,680	3.97%
Other earning assets	747,627	27,217	4.87%	1,086,771	4,524	0.56%
Total interest-earning assets	17,075,679	656,109	5.14%	15,937,098	374,214	3.14%
Other assets	1,707,608			1,546,972
ACL, LHFI	(123,313)			(100,495)
Total Assets	$18,659,974			$17,383,575

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$11,198,409	165,104	1.97%	$10,342,528	10,631	0.14%
Federal funds purchased and securities sold under repurchase agreements	413,608	15,072	4.87%	193,661	1,365	0.94%
Other borrowings	1,302,133	49,638	5.10%	271,653	5,199	2.56%
Total interest-bearing liabilities	12,914,150	229,814	2.38%	10,807,842	17,195	0.21%
Noninterest-bearing demand deposits	3,611,592			4,544,698
Other liabilities	571,681			388,585
Shareholders' equity	1,562,551			1,642,450
Total Liabilities and Shareholders' Equity	$18,659,974			$17,383,575

Net Interest Margin		426,295	3.34%		357,019	3.00%

Less tax equivalent adjustment		10,159			8,894
Net Interest Margin per Consolidated Statements of Income		$416,136			$348,125
Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI totaled $8.3 million and $19.8 million for the three and nine months ended September 30, 2023, respectively, compared to $12.9 million and $14.8 million, respectively, for the same time periods in 2022. The PCL on LHFI for the three and nine months ended September 30, 2023 primarily reflected an increase in required reserves as a result of loan growth, weakening in the macroeconomic forecasts and the net impact of qualitative changes including adjustments to the credit quality trend reserve, the commercial real estate concentration reserve and the nature and volume of the portfolio, partially offset by a decline in specific reserves for individually analyzed LHFI.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled $104 thousand and a negative $1.9 million for the three and nine months ended September 30, 2023, respectively, compared to a negative $1.3 million and a negative $4.0 million, respectively, for the same time periods in 2022. The PCL on off-balance sheet credit exposures for the three months ended September 30, 2023, primarily reflected an increase in required reserves as a result of changes in the total reserve rate, which was largely offset by a decrease in required reserves due to a decline in unfunded commitments. The release in PCL on off-balance sheet credit exposures for the nine months ended September 30, 2023, primarily reflected a decrease in required reserves due to a decline in unfunded commitments.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income

Noninterest income represented 27.4% of total revenue for both the three and nine months ended September 30, 2023, respectively, compared to 27.9% and 31.5% or the three and nine months ended September 30, 2022, respectively. The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Service charges on deposit accounts	$11,074	$11,318	$(244)	-2.2%	$32,105	$30,995	$1,110	3.6%
Bank card and other fees	8,217	9,305	(1,088)	-11.7%	24,937	27,914	(2,977)	-10.7%
Mortgage banking, net	6,458	6,876	(418)	-6.1%	20,697	24,898	(4,201)	-16.9%
Insurance commissions	15,303	13,911	1,392	10.0%	44,372	41,702	2,670	6.4%
Wealth management	8,773	8,778	(5)	-0.1%	26,435	26,934	(499)	-1.9%
Other, net	2,399	2,418	(19)	-0.8%	8,608	7,531	1,077	14.3%
Total noninterest income	$52,224	$52,606	$(382)	-0.7%	$157,154	$159,974	$(2,820)	-1.8%

Changes in various components of noninterest income are discussed in further detail below. For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The increase in service charges on deposit accounts when the first nine months of 2023 is compared to the same time period in 2022 was principally due to an increase in service charges on personal interest checking accounts.

Bank Card and Other Fees

The decrease in bank card and other fees when the three and nine months ended September 30, 2023 is compared to the same time period in 2022 was principally due to declines in customer derivatives income.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Mortgage servicing income, net	$6,916	$6,669	$247	3.7%	$20,465	$19,655	$810	4.1%
Change in fair value-MSR from runoff	(3,203)	(3,462)	259	7.5%	(7,058)	(11,053)	3,995	36.1%
Gain on sales of loans, net	3,748	4,597	(849)	-18.5%	11,432	16,850	(5,418)	-32.2%
Mortgage banking income before net hedge ineffectiveness	7,461	7,804	(343)	-4.4%	24,839	25,452	(613)	-2.4%
Change in fair value-MSR from market changes	6,809	10,770	(3,961)	-36.8%	8,735	41,529	(32,794)	-79.0%
Change in fair value of derivatives	(7,812)	(11,698)	3,886	33.2%	(12,877)	(42,083)	29,206	69.4%
Net hedge ineffectiveness	(1,003)	(928)	(75)	-8.1%	(4,142)	(554)	(3,588)	n/m
Mortgage banking, net	$6,458	$6,876	$(418)	-6.1%	$20,697	$24,898	$(4,201)	-16.9%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net for the three months ended September 30, 2023 when compared to the same time period in 2022 was principally due to decline in the gain on sales of loans, net, partially offset by a decline in the run-off of the MSR and an increase in mortgage servicing income. The decrease in mortgage banking, net when the first nine months of 2023 is compared to the same time period in 2022 was principally due to declines in the gain on sales of loans, net and the net hedge ineffectiveness, partially offset by a decline in the run-off of the MSR. Mortgage loan production for the three and nine months ended September 30, 2023 was $389.9 million and $1.182 billion, respectively, a decrease of $118.4 million, or 23.3%, and $551.8 million, or 31.8%, respectively, when compared to the same time periods in 2022. Loans serviced for others totaled $8.403 billion at September 30, 2023, compared with $8.078 billion at September 30, 2022, an increase of $325.7 million, or 4.0%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The decrease in the gain on sales of loans, net when the three months ended September 30, 2023 is compared to the same time period in 2022, was primarily the result of lower profit margins in secondary marketing activities partially offset by increases in the mortgage fair value adjustment and the volume of loans sold. The decrease in the gain on sales of loans, net when the nine months ended September 30, 2023 is compared to the same time period in 2022, was primarily the result of lower profit margins in secondary marketing activities and a decline in the volume of loans sold, partially offset by an increase in the mortgage fair value adjustment. Loan sales totaled $343.7 million and $893.0 million for the three and nine months ended September 30, 2023, respectively, an increase of $28.5 million, or 9.0%, and a decreased if $133.3 million, or 13.0%, respectively, when compared with the same time periods in 2022.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,995)	$(1,531)	$(464)	-30.3%	$(5,975)	$(4,342)	$(1,633)	-37.6%
Increase in life insurance cash surrender value	1,784	1,676	108	6.4%	5,193	4,986	207	4.2%
Other miscellaneous income	2,610	2,273	337	14.8%	9,390	6,887	2,503	36.3%
Total other, net	$2,399	$2,418	$(19)	-0.8%	$8,608	$7,531	$1,077	14.3%

The increase in other income, net for the first nine months of 2023, when compared to the same time period in 2022 was principally due to an increase in cash management service charges partially offset by an increase in the amortization of tax credit partnerships.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Salaries and employee benefits	$76,666	$72,707	$3,959	5.4%	$226,662	$213,971	$12,691	5.9%
Services and fees (1)	27,882	26,787	1,095	4.1%	81,572	77,760	3,812	4.9%
Net occupancy-premises	7,383	7,395	(12)	-0.2%	22,120	21,366	754	3.5%
Equipment expense	6,816	6,072	744	12.3%	19,625	18,180	1,445	7.9%
Litigation settlement expense	6,500	—	6,500	100.0%	6,500	—	6,500	100.0%
Other expense (1)	15,698	13,737	1,961	14.3%	45,011	40,707	4,304	10.6%
Total noninterest expense	$140,945	$126,698	$14,247	11.2%	$401,490	$371,984	$29,506	7.9%

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

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three and nine months ended September 30, 2023 is compared to the same time periods in 2022 was principally due to increases in salaries expense, primarily due to general merit increases, accrued management performance incentives and commission expense due to improvements in insurance production, partially offset by a decline in commission expense due to the decline in mortgage originations.

Services and Fees

The increase in services and fees for the three and nine months ended September 30, 2023 was principally due to increases in data processing charges related to software, business processing outsourcing fees and advertising expense, partially offset by a decrease in other services and fees.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Loan expense (1)	$3,130	$2,866	$264	9.2%	$8,734	$9,341	$(607)	-6.5%
Amortization of intangibles	129	312	(183)	-58.7%	547	1,122	(575)	-51.2%
FDIC assessment expense	3,765	1,945	1,820	93.6%	8,685	5,255	3,430	65.3%
Other real estate expense, net	(40)	497	(537)	n/m	303	1,155	(852)	-73.8%
Other miscellaneous expense	8,714	8,117	597	7.4%	26,742	23,834	2,908	12.2%
Total other expense (1)	$15,698	$13,737	$1,961	14.3%	$45,011	$40,707	$4,304	10.6%
(1)
During the first quarter of 2023, Trustmark reclassified its debit card transaction fees from other expense to services and fees. The prior periods have been reclassified accordingly.

The increase in other expense when the three and nine months ended September 30, 2023 are compared to the same time periods in 2022 was principally due to increases in FDIC assessment expense and other miscellaneous expenses. The increase in FDIC assessment expense when the three and nine months ended September 30, 2023 are compared to the same time periods in 2022 was principally due to changes in the assessment rate calculation, deployment of Trustmark's excess cash balance during 2022, which increased the overall assessment rate, and the 2 basis point increase in the initial base assessment rate by the FDIC during the second quarter of 2023 as part of the FDIC's final rule to restore the DIF to required levels. The increase in other miscellaneous expenses when the three and nine months ended September 30, 2023 are compared to the same time periods in 2022 was principally due to increases in travel and entertainment expense and other various miscellaneous expenses.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 18 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the nine months ended September 30, 2023 and 2022.

General Banking

Net interest income for the General Banking Segment increased $67.5 million, or 19.6%, when the nine months ended September 30, 2023 is compared with the same time period in 2022. The increase in net interest income was principally due to increases in interest and fees on LHFS and LHFI and other interest income, partially offset by increases in all categories of interest expense. The PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for the nine months ended September 30, 2023 totaled $20.0 million compared to a PCL of $10.8 million for the same period in 2022, an increase of $9.2 million, or 85.6%. For more information on these net interest income and PCL items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $5.6 million, or 6.2%, when the first nine months of 2023 is compared to the same time period in 2022, primarily due to the declines in mortgage banking, net and bank card and other fees partially offset by an increase in service charges on deposit accounts. Noninterest income for the General Banking Segment represented 17.2% of total revenue for this segment for the first nine months of 2023 compared to 20.9% for the same time period in 2022. Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net and other income, net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $26.9 million, or 8.4%, when the first nine months of 2023 is compared with the same time period in 2022, principally due to increases in salaries and employee benefits, data processing charges related to software, FDIC assessment expense and the $6.5 million of litigation settlement expense, partially offset by declines in loan expenses and other services and fees. Excluding the litigation settlement expense, noninterest expense increased $20.4 million, or 6.4%, when the first nine months of 2023 is compared to the same time period in 2022. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first nine months of 2023 increased $1.6 million, or 34.0%, when compared to the same time period in 2022, primarily due to an increase in the negative PCL, partially offset by a decrease in noninterest income. Net interest income for the Wealth Management Segment increased $514 thousand, or 13.0%, when the first nine months of 2023 is compared to the same time period in 2022, principally due to an increase in interest and fees on loans generated by the Private Banking Department partially offset by an increase in interest expense on deposits. The PCL for the nine months ended September 30, 2023 totaled a negative $2.1 million compared to a negative PCL of $10 thousand for the same period in 2022. Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, decreased $812 thousand, or 3.0%, when the first nine months of 2023 is compared to the same time period in 2022, primarily due to a decline in income from brokerage services partially offset by an increase in income from trust management services. Noninterest expense for the Wealth Management Segment decreased $361 thousand, or 1.5%, when the first nine months of 2023 is compared to the same time period in 2022, principally due to a decrease in salaries and employee benefits expense, primarily related to broker commissions and trust incentives.

At September 30, 2023 and 2022, Trustmark held assets under management and administration of $8.235 billion and $16.528 billion, respectively, and brokerage assets of $2.431 billion and $2.172 billion, respectively.

Insurance

Net income for the Insurance Segment for the first nine months of 2023 increased $501 thousand, or 5.2%, when compared to the same time period in 2022. Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $3.6 million, or 8.7%, when the first nine months of 2023 is compared to the same time period in 2022, primarily due to new business commission volume in the commercial property and casualty business. Noninterest expense for the Insurance Segment increased $3.0 million, or 10.2%, when the first nine months of 2023 is compared to the same time period in 2022, primarily due to increases in salary expense as a result of general merit increases and commission expense as a result of higher business volumes.

Income Taxes

For the three and nine months ended September 30, 2023, Trustmark’s combined effective tax rate was 18.0% and 16.0%, respectively, compared to 15.8% and 15.5%, respectively, for the same time periods in 2022. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low-income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities sold under reverse repurchase agreements and other earning assets. Average earning assets totaled $17.076 billion, or 91.5% of total average assets, for the nine months ended September 30, 2023, compared to $15.937 billion, or 91.7% of total average assets, for the nine months ended September 30, 2022, an increase of $1.139 billion, or 7.1%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 4.7 years at September 30, 2023 compared to 4.9 years at December 31, 2022.

When compared to December 31, 2022, total investment securities decreased by $314.1 million, or 8.9%, during the first nine months of 2023. This decrease resulted primarily from calls, maturities and pay-downs of the loans underlying GSE guaranteed securities. Trustmark sold no securities during the first nine months of 2023 or 2022.

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

At September 30, 2023, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss), net of tax, (AOCI) in the accompanying consolidated balance sheets totaled $60.4 million, net of tax, compared to $69.2 million, net of tax, at December 31, 2022.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At September 30, 2023, available for sale securities totaled $1.766 billion, which represented 55.1% of the securities portfolio, compared to $2.024 billion, or 57.5% of total securities, at December 31, 2022. At September 30, 2023, unrealized losses, net on available for sale securities totaled $262.7 million compared to unrealized losses, net of $246.6 million at December 31, 2022. At September 30, 2023, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At September 30, 2023, held to maturity securities totaled $1.438 billion, which represented 44.9% of the total securities portfolio, compared to $1.495 billion, or 42.5% of total securities, at December 31, 2022.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 99.9% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s). None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime. Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and FRBA, Trustmark does not hold any other equity investment in a GSE or other governmental entity.

As of September 30, 2023, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,024,092	99.8%	$1,761,532	99.7%
A1 to A3	1,014	—	1,000	0.1%
Not Rated (1)	3,757	0.2%	3,642	0.2%
Total securities available for sale	$2,028,863	100.0%	$1,766,174	100.0%

Securities Held to Maturity
Aaa	$1,437,946	100.0%	$1,312,530	100.0%
Not Rated (1)	341	—	341	—
Total securities held to maturity	$1,438,287	100.0%	$1,312,871	100.0%

	December 31, 2022
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,265,889	99.8%	$2,018,912	99.7%
A1 to A3	1,028	—	1,017	0.1%
Not Rated (1)	3,792	0.2%	4,153	0.2%
Total securities available for sale	$2,270,709	100.0%	$2,024,082	100.0%

Securities Held to Maturity
Aaa	$1,490,004	99.7%	$1,402,079	99.7%
Aa1 to Aa3	3,001	0.2%	2,999	0.2%
Not Rated (1)	1,509	0.1%	1,511	0.1%
Total securities held to maturity	$1,494,514	100.0%	$1,406,589	100.0%

(1)
Not rated securities primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.

LHFS

At September 30, 2023, LHFS totaled $169.2 million, consisting of $105.5 million of residential real estate mortgage loans in the process of being sold to third parties and $63.7 million of GNMA optional repurchase loans. At December 31, 2022, LHFS totaled $135.2 million, consisting of $64.4 million of residential real estate mortgage loans in the process of being sold to third parties and $70.8 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2023 or 2022.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

At September 30, 2023 and December 31, 2022, LHFI consisted of the following ($ in thousands):

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$655,381	5.1%	$690,616	5.7%
Other secured by 1-4 family residential properties	603,818	4.7%	590,790	4.8%
Secured by nonfarm, nonresidential properties	3,569,671	27.9%	3,278,830	26.9%
Other real estate secured	1,218,499	9.5%	742,538	6.1%
Other loans secured by real estate:
Other construction	953,945	7.4%	1,028,926	8.4%
Secured by 1-4 family residential properties	2,289,788	17.9%	2,185,057	17.9%
Commercial and industrial loans	1,828,924	14.3%	1,821,259	14.9%
Consumer loans	165,556	1.3%	170,230	1.4%
State and other political subdivision loans	1,056,569	8.2%	1,223,863	10.0%
Other commercial loans	468,108	3.7%	471,930	3.9%
LHFI	$12,810,259	100.0%	$12,204,039	100.0%

LHFI increased $606.2 million, or 5.0%, compared to December 31, 2022. The increase in LHFI during the first nine months of 2023 was primarily due to net growth in LHFI secured by real estate partially offset by a decline in state and other political subdivision LHFI.

LHFI secured by real estate increased $774.3 million, or 9.1%, during the first nine months of 2023, primarily due to net growth in LHFI secured by other real estate, LHFI secured by nonfarm, nonresidential properties (NFNR) and LHFI secured by 1-4 family residential properties, partially offset by a decline in other construction LHFI and construction, land development and other land LHFI. LHFI secured by other real estate increased $476.0 million, or 64.1%, during the first nine months of 2023, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Alabama, Texas and Mississippi market regions. Excluding other construction loan reclassifications, LHFI secured by other real estate decreased $52.2 million, or 7.0%, during the first nine months of 2023 principally due to declines in LHFI secured by multi-family residential properties in the Mississippi and Alabama market regions, partially offset by growth in LHFI secured by multi-family LHFI in the Texas market region. NFNR LHFI increased $290.8 million, or 8.9%, during the first nine months of 2023 principally due to other construction loans that moved to NFNR LHFI in all five market regions. Excluding other construction loan reclassifications, NFNR LHFI decreased $152.2 million, or 4.6%, during the first nine months of 2023 due to declines in nonowner-occupied loans across all market regions with the exception of Texas as well as owner-occupied loans in all market regions with the exception of Mississippi. LHFI secured by 1-4 family residential properties increased $104.7 million, or 4.8%, during the first nine months of 2023 primarily reflecting new mortgage loan production. Other construction loans decreased $75.0 million, or 7.3%, during the first nine months of 2023 primarily due to new construction loans in the Alabama, Texas, Mississippi and Florida market regions partially offset by other construction loans moved to other loan categories upon the completion of the related construction project. During the first nine months of 2023, $971.2 million loans were moved from other construction to other loan categories, including $528.2 million to multi-family residential loans, $383.2 million to nonowner-occupied loans and $59.8 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans totaled $892.6 million, or 86.8%, during the first nine months of 2023. LHFI secured by construction, land development and other land decreased $35.2 million, or 5.1%, during the first nine months of 2023 primarily due to declines in 1-4 family construction loans in the Alabama, Florida, Mississippi and Tennessee market regions.

State and other political subdivision LHFI declined $167.3 million, or 13.7%, during the first nine months of 2023, reflecting declines across all five market regions.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	September 30, 2023	December 31, 2022
Home equity loans	$50,310	$45,532
Home equity lines of credit	420,457	412,013
Percentage of loans and lines for which Trustmark holds first lien	48.5%	51.7%
Percentage of loans and lines for which Trustmark does not hold first lien	51.5%	48.3%

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

Trustmark’s variable rate LHFI are based primarily on various prime and SOFR interest rate bases. The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$177,466	$477,915	$655,381
Other secured by 1- 4 family residential properties	171,716	432,102	603,818
Secured by nonfarm, nonresidential properties	1,448,692	2,120,979	3,569,671
Other real estate secured	110,276	1,108,223	1,218,499
Other loans secured by real estate:
Other construction	12,597	941,348	953,945
Secured by 1- 4 family residential properties	1,394,874	894,914	2,289,788
Commercial and industrial loans	697,358	1,131,566	1,828,924
Consumer loans	137,316	28,240	165,556
State and other political subdivision loans	990,612	65,957	1,056,569
Other commercial loans	253,292	214,816	468,108
LHFI	$5,394,199	$7,416,060	$12,810,259

	December 31, 2022
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$204,191	$486,425	$690,616
Other secured by 1- 4 family residential properties	162,210	428,580	590,790
Secured by nonfarm, nonresidential properties	1,482,199	1,796,631	3,278,830
Other real estate secured	150,378	592,160	742,538
Other loans secured by real estate:
Other construction	33,917	995,009	1,028,926
Secured by 1- 4 family residential properties	1,310,914	874,143	2,185,057
Commercial and industrial loans	612,064	1,209,195	1,821,259
Consumer loans	142,841	27,389	170,230
State and other political subdivision loans	1,163,083	60,780	1,223,863
Other commercial loans	145,378	326,552	471,930
LHFI	$5,407,175	$6,796,864	$12,204,039

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

The following table presents the LHFI composition by region at September 30, 2023 and reflects each region’s diversified mix of loans ($ in thousands):

	September 30, 2023
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$655,381	$292,229	$40,847	$180,562	$36,803	$104,940
Other secured by 1-4 family residential properties	603,818	143,673	53,575	297,529	78,982	30,059
Secured by nonfarm, nonresidential properties	3,569,671	1,034,874	225,415	1,472,990	158,448	677,944
Other real estate secured	1,218,499	574,432	1,786	339,070	7,234	295,977
Other loans secured by real estate:
Other construction	953,945	371,433	7,780	239,794	—	334,938
Secured by 1-4 family residential properties	2,289,788	—	—	2,285,308	4,480	—
Commercial and industrial loans	1,828,924	596,259	24,918	748,944	210,930	247,873
Consumer loans	165,556	22,383	7,843	104,865	20,143	10,322
State and other political subdivision loans	1,056,569	75,952	61,154	794,052	25,302	100,109
Other commercial loans	468,108	159,380	8,642	194,610	33,139	72,337
LHFI	$12,810,259	$3,270,615	$431,960	$6,657,724	$575,461	$1,874,499

Construction, Land Development and Other Land Loans by Region
Lots	$70,356	$28,476	$9,633	$17,847	$3,786	$10,614
Development	141,561	66,958	1,264	37,430	9,547	26,362
Unimproved land	104,733	21,528	12,079	33,736	8,399	28,991
1-4 family construction	338,731	175,267	17,871	91,549	15,071	38,973
Construction, land development and other land loans	$655,381	$292,229	$40,847	$180,562	$36,803	$104,940

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$347,583	$113,885	$26,299	$117,698	$20,497	$69,204
Office	279,701	102,062	17,527	90,600	1,679	67,833
Hotel/motel	302,738	172,577	50,221	53,467	26,473	—
Mini-storage	158,429	32,591	1,952	103,801	765	19,320
Industrial	401,023	90,512	20,175	134,431	9,839	146,066
Health care	96,798	68,699	—	25,316	335	2,448
Convenience stores	30,278	7,105	432	13,618	561	8,562
Nursing homes/senior living	500,572	224,541	—	158,619	5,076	112,336
Other	128,293	46,672	9,382	53,862	8,558	9,819
Total nonowner-occupied loans	2,245,415	858,644	125,988	751,412	73,783	435,588
Owner-occupied:
Office	156,016	43,789	35,448	46,191	11,153	19,435
Churches	62,835	16,432	4,261	36,020	3,594	2,528
Industrial warehouses	164,150	15,231	3,957	40,616	17,002	87,344
Health care	126,980	11,400	6,017	88,912	2,287	18,364
Convenience stores	143,188	11,801	29,443	67,261	196	34,487
Retail	90,471	10,370	13,880	39,378	17,836	9,007
Restaurants	57,112	4,095	3,467	31,116	15,181	3,253
Auto dealerships	44,669	5,780	206	21,859	16,824	—
Nursing homes/senior living	346,129	43,995	—	275,934	—	26,200
Other	132,706	13,337	2,748	74,291	592	41,738
Total owner-occupied loans	1,324,256	176,230	99,427	721,578	84,665	242,356
Loans secured by nonfarm, nonresidential properties	$3,569,671	$1,034,874	$225,415	$1,472,990	$158,448	$677,944

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

The external factors qualitative factor is Management’s best judgment on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology (i.e., natural disasters, changes in legislation, impacts due to technology and pandemics). Trustmark's External Factor – Pandemic ensures reserve adequacy for collectively evaluated loans most likely to be impacted by the unique economic and behavioral conditions created by the COVID-19 pandemic. Additional qualitative reserves are derived based on two principles. The first is the disconnect of economic factors to Trustmark’s modeled PD (derived from the econometric models underpinning the quantitative pooled reserves). During the pandemic, extraordinary measures by the federal government were made available to consumers and businesses, including COVID-19 loan payment concessions, direct transfer payments to households, tax deferrals and reduced interest rates, among others. These government interventions may have extended the lag between economic conditions and default, relative to what was captured in the model development data. Because Trustmark’s econometric PD models rely on the observed relationship from the economic downturn from 2007 to 2009 in both timing and severity, Management does not expect the models to reflect these current conditions. For example, while the models would predict contemporaneous unemployment peaks and loan defaults, this may not occur when borrowers can request payment deferrals. Thus, for the affected population, economic conditions are not fully considered as a part of Trustmark’s quantitative reserve. The second principle is the change in risk that is identified by rating changes. As a part of Trustmark’s credit review process, loans in the affected population have been given more frequent screening to ensure accurate ratings are maintained through this dynamic period. Trustmark’s quantitative reserve does not directly address changes in ratings; thus, a migration qualitative factor was designed to work in concert with the quantitative reserve.

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

At September 30, 2023, the ACL on LHFI was $134.0 million, an increase of $13.8 million, or 11.5%, when compared with December 31, 2022. The increase in the ACL during the first nine months of 2023 was principally due to loan growth, weakening in the macroeconomic forecasts, credit downgrades and the nature and volume of the portfolio, partially offset by a decline in specific reserves for individually analyzed LHFI. Allocation of Trustmark’s $134.0 million ACL on LHFI, represented 0.86% of commercial LHFI and 1.66% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.05% as of September 30, 2023. This compares with an ACL to total LHFI of 0.99% at December 31, 2022, which was allocated to commercial LHFI at 0.85% and to consumer and mortgage LHFI at 1.41%.

The following table presents changes in the ACL on LHFI for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$129,298	$103,140	$120,214	$99,457
Provision for credit losses, LHFI	8,322	12,919	19,777	14,775
LHFI charged-off	(7,496)	(2,920)	(13,265)	(7,439)
Recoveries	3,907	1,911	7,305	8,257
Net (charge-offs) recoveries	(3,589)	(1,009)	(5,960)	818
Balance at end of period	$134,031	$115,050	$134,031	$115,050

The increase in net charge-offs when the three months ended September 30, 2023 is compared to the same time period in 2022 was principally due to increases in gross charge-offs in the Texas and Mississippi market regions, partially offset by an increase in recoveries in the Tennessee market region. The increase in net charge-offs when the first nine months of 2023 is compared to the same time period in 2022 was principally due to increases in gross charge-offs in the Texas and Mississippi market regions as well as a decline in recoveries in the Alabama market region, partially offset by an increase in recoveries in the Tennessee market region.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Alabama	$(165)	$93	$(574)	$1,921
Florida	21	(23)	(50)	712
Mississippi	(1,867)	(702)	(3,404)	(1,056)
Tennessee	2,127	(202)	1,837	(595)
Texas	(3,705)	(175)	(3,769)	(164)
Total net (charge-offs) recoveries	$(3,589)	$(1,009)	$(5,960)	$818
The PCL, LHFI for the three and nine months ended September 30, 2023 totaled 0.26% and 0.21% of average loans (LHFS and LHFI), respectively, compared to 0.45% and 0.18% of average loans (LHFS and LHFI), respectively, for the same time periods in 2022. The PCL on LHFI for the three and nine months ended September 30, 2023 primarily reflected an increase in required reserves as a result of loan growth, weakening in the macroeconomic forecasts and the net impact of qualitative changes including adjustments to the credit quality trend reserve, the commercial real estate concentration reserve and the nature and volume of the portfolio, partially offset by a decline in specific reserves for individually analyzed LHFI.

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

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. At September 30, 2023, the ACL on off-balance sheet credit exposures totaled $34.9 million compared to $36.8 million at December 31, 2022, a decrease of $1.9 million, or 5.1%. The PCL, off-balance sheet credit exposures totaled $104 thousand and a negative $1.9 million for the three and nine months ended September 30, 2023, respectively, compared to a negative $1.3 million and a negative $4.0 million, respectively, for the same time periods in 2022. The PCL on off-balance sheet credit exposures for the three months ended September 30, 2023, primarily reflected an increase in required reserves as a result of changes in the total reserve rate, which was largely offset by a decrease in required reserves due to a decline in unfunded commitments. The release in PCL on off-balance sheet credit exposures for the nine months ended September 30, 2023, primarily reflected a decrease in required reserves due to a decline in unfunded commitments.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Nonaccrual LHFI
Alabama	$23,530	$12,300
Florida	151	227
Mississippi	45,050	24,683
Tennessee	1,841	5,566
Texas	20,327	23,196
Total nonaccrual LHFI	90,899	65,972
Other real estate
Alabama	315	194
Mississippi	942	1,769
Tennessee	—	23
Texas	4,228	—
Total other real estate	5,485	1,986
Total nonperforming assets	$96,384	$67,958

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.74%	0.55%

Loans past due 90 days or more
LHFI	$3,804	$3,929

LHFS - Guaranteed GNMA serviced loans (1)	$42,532	$49,320

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At September 30, 2023, nonaccrual LHFI totaled $90.9 million, or 0.70% of total LHFS and LHFI, reflecting an increase of $24.9 million, or 37.8%, relative to December 31, 2022. The increase in nonaccrual LHFI during the first nine months of 2023 was primarily as a result of two large commercial credits placed on nonaccrual that were partially offset by other commercial credits that were foreclosed, charged-off, returned to accrual or paid off.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at September 30, 2023 increased $3.5 million when compared with December 31, 2022. The increase in other real estate was principally due to one property foreclosed in the Texas market region, partially offset by properties sold in the Mississippi market region.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30, 2023
	Total	Alabama	Mississippi	Tennessee	Texas
Balance at beginning of period	$1,137	$—	$1,137	$—	$—
Additions	4,864	179	457	—	4,228
Disposals	(637)	—	(637)	—	—
(Write-downs) recoveries	121	136	(15)	—	—
Balance at end of period	$5,485	$315	$942	$—	$4,228

	Three Months Ended September 30, 2022
	Total	Alabama	Mississippi	Tennessee	Texas
Balance at beginning of period	$3,034	$84	$2,950	$—	$—
Additions	974	100	874	—	—
Disposals	(635)	(25)	(610)	—	—
(Write-downs) recoveries	(402)	58	(460)	—	—
Balance at end of period	$2,971	$217	$2,754	$—	$—

	Nine Months Ended September 30, 2023
	Total	Alabama	Mississippi	Tennessee	Texas
Balance at beginning of period	$1,986	$194	$1,769	$23	$—
Additions	5,434	179	797	230	4,228
Disposals	(1,903)	(194)	(1,456)	(253)	—
(Write-downs) recoveries	(32)	136	(168)	—	—
Balance at end of period	$5,485	$315	$942	$—	$4,228

	Nine Months Ended September 30, 2022
	Total	Alabama	Mississippi	Tennessee	Texas
Balance at beginning of period	$4,557	$—	$4,557	$—	$—
Additions	1,430	151	1,279	—	—
Disposals	(2,503)	(25)	(2,478)	—	—
(Write-downs) recoveries	(513)	91	(604)	—	—
Balance at end of period	$2,971	$217	$2,754	$—	$—

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate decreased $481 thousand, or 93.8%, when the first nine months of 2023 is compared to the same time period in 2022, primarily due to a decrease in write-downs as a result of period revaluations of other real estate properties..

For additional information regarding other real estate, please see Note 5 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $15.102 billion at September 30, 2023 compared to $14.438 billion at December 31, 2022, an increase of $664.3 million, or 4.6%. During the first nine months of 2023, noninterest-bearing deposits decreased $773.6 million, or 18.9%, reflecting declines in all categories of noninterest-bearing deposits reflecting customers' desire for higher-yielding deposit accounts. Interest-bearing deposits increased $1.438 billion, or 13.9%, during the first nine months of 2023, primarily due to growth in CDs, which was principally attributable to deposit campaigns offered during the first nine months of 2023 and the addition of $727.3 million of brokered CDs, business and consumer MMDAs and business interest checking accounts, partially offset by declines in public and consumer interest checking accounts and consumer savings accounts.

At September 30, 2023, Trustmark's total uninsured deposits were $5.390 billion, or 35.7% of total deposits, compared to $5.831 billion, or 40.4% of total deposits, at December 31, 2022.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $321.8 million at September 30, 2023 compared to $449.3 million at December 31, 2022, a decrease of $127.5 million, or 28.4%, principally due to a decrease in upstream federal funds purchased. At September 30, 2023 and December 31, 2022, $51.8 million and $66.3 million represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had $270.0 million of upstream federal funds purchased at September 30, 2023 compared to $383.0 million at December 31, 2022.

Other borrowings totaled $793.2 million at September 30, 2023, a decrease of $257.7 million, or 24.5%, when compared with $1.051 billion at December 31, 2022, principally due to a decline in short-term FHLB advances obtained from the FHLB of Dallas.

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

At September 30, 2023, Trustmark’s total shareholders’ equity was $1.570 billion, an increase of $78.1 million, or 5.2%, when compared to December 31, 2022. During the first nine months of 2023, shareholders’ equity increased primarily as a result of net income of $129.4 million, partially offset by common stock dividends of $42.5 million.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2022 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. AOCI is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of September 30, 2023, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2023. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since September 30, 2023 which Management believes have affected Trustmark’s or TNB’s present classification.

In 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. At September 30, 2023 and December 31, 2022, the carrying amount of the subordinated notes was $123.4 million and $123.3 million, respectively. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at September 30, 2023 and December 31, 2022. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at September 30, 2023 and December 31, 2022. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III capital rules.

Refer to the section captioned “Regulatory Capital” included in Note 15 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2023 and December 31, 2022.

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2023 and 2022 were $0.69. Trustmark’s indicated dividend for 2023 is $0.92 per common share, which is the same as dividends per common share declared in 2022.

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

On December 6, 2022, the Board of Directors of Trustmark authorized a new stock repurchase program, effective January 1, 2023, under which $50.0 million of Trustmark's outstanding common stock may be acquired through December 31, 2023. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. No shares were repurchased under this authority during the first nine months of 2023.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled $14.810 billion for the first nine months of 2023 and represented approximately 79.4% of average liabilities and shareholders’ equity, compared to average deposits of $14.887 billion, which represented 85.6% of average liabilities and shareholders’ equity for the first nine months of 2022. The decline in total average deposits when the first nine months of 2023 is compared to the same time period in 2022 was a result of a decline in average noninterest-bearing deposits partially offset by an increase in average interest-bearing deposits, reflecting customers’ desire for higher yielding deposit accounts as well as increased competition for deposits. For more information on average interest-bearing deposits, please see the analysis included in the section captioned “Net Interest Income.”

Trustmark had $486.9 million held in an interest-bearing account at the FRBA at September 30, 2023, compared to $434.0 million held at December 31, 2022.

Trustmark utilizes brokered deposits to supplement other wholesale funding sources. At September 30, 2023, brokered sweep MMDA deposits totaled $12.9 million compared to $15.1 million at December 31, 2022. In addition, Trustmark had $727.3 million of brokered CDs at September 30, 2023 compared to none at December 31, 2022. The increase in brokered CDs during the first nine months of 2023 was primarily due to leveraging comparatively attractive brokered CD pricing as a component of funding loan growth.

At September 30, 2023 Trustmark had $270.0 million of upstream federal funds purchased compared to $383.0 million of upstream federal funds purchased at December 31, 2022. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $725.0 million of outstanding short-term and no long-term advances at September 30, 2023, compared to $975.0 million of outstanding short-term and no long-term advances at December 31, 2022. Trustmark had no standby letters of credit outstanding with the FHLB of Dallas at September 30, 2023 and December 31, 2022. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $3.595 billion at September 30, 2023.

In addition, at September 30, 2023, Trustmark had no short-term and $63 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger in 2013, compared to no short-term and $78 thousand in long-term FHLB advances at December 31, 2022. Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At September 30, 2023, Trustmark had approximately $774.0 million available in unencumbered agency securities compared to $797.0 million in unencumbered Treasury and agency securities at December 31, 2022.

Another borrowing source is the Discount Window. At September 30, 2023, Trustmark had approximately $1.384 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.345 billion at December 31, 2022.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

On March 12, 2023, the U.S. Treasury Department, the FRB and the FDIC jointly announced the establishment of the Bank Term Funding Program (BTFP), in response to recent liquidity concerns within the banking industry in part due to recent deposit runs that resulted in a few large bank failures. The BTFP was designed to provide available additional funding to eligible depository institutions to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets (valued at par) as collateral. The BTFP is intended to eliminate the need for depository institutions to quickly sell their securities when they are experiencing stress on their liquidity. As of September 30, 2023, Trustmark had not accessed the BTFP.

During 2020, Trustmark issued $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. At September 30, 2023 and December 31, 2022, the carrying amount of the subordinated notes was $123.4 million and $123.3 million, respectively. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At September 30, 2023, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of September 30, 2023, Management is not aware of any events that are reasonably likely to have a material adverse effect on Trustmark's liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part I. Item 1. – Financial Statements of this report and Trustmark's 2022 Annual Report for the expected timing of such payments as of September 30, 2023 and December 31, 2022. There have been no material changes in Trustmark's contractual obligations since year-end.

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

Following the LIBOR cessation date of June 30, 2023, the nationwide process for replacing LIBOR in financial contracts that mature thereafter and that do not provide for an effective means to replace LIBOR upon its cessation took effect pursuant to the Adjustable Interest Rate (LIBOR) Act. For contracts in which a party has the discretion to identify a replacement rate, the Adjustable Interest Rate (LIBOR) Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate to be identified by the FRB. Trustmark had a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that were either directly or indirectly dependent on LIBOR. As of September 30, 2023, substantially all of Trustmark’s LIBOR exposure was remediated or in the process of being remediated and the remaining LIBOR-based contracts are expected to transition out of LIBOR dependency by year-end 2023. The transition from LIBOR could create costs and additional risk. Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, Trustmark has implemented various measures to manage the transition and mitigate risks. For additional information regarding the transition from LIBOR and Trustmark’s management of this transition, please see the respective risk factor included in Part I. Item 1A. – Risk Factors, of Trustmark’s 2022 Annual Report.

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

Derivatives Designated as Hedging Instruments

During the third quarter of 2022, Trustmark initiated a cash flow hedging program. Trustmark's objectives in initiating this hedging program were to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At September 30, 2023, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.000 billion compared to $825.0 million at December 31, 2022.

Trustmark records any gains or losses on these cash flow hedges in AOCI. Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components totaled $13 thousand and $35 thousand of amortization expense for the three and nine months ended September 30, 2023, respectively, and is included in interest and fees on LHFS and LHFI. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. For the three and nine months ended September 30, 2023, Trustmark reclassified a loss, net of tax, of $3.5 million and $8.7 million, respectively, into interest and fees on LHFS and LHFI compared to a gain, net of tax, of $482 thousand for both the three and nine months ended September 30, 2022. During the next twelve months, Trustmark estimates that $18.4 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $229.8 million at September 30, 2023, with a positive valuation adjustment of $1.7 million, compared to $165.4 million, with a positive valuation adjustment of $325 thousand at December 31, 2022.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $270.0 million at September 30, 2023 compared to $277.0 million at December 31, 2022. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $1.0 million and $928 thousand for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the impact of this strategy was a net negative ineffectiveness of $4.1 million and $554 thousand, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. As of September 30, 2023, Trustmark had interest rate swaps with an aggregate notional amount of $1.365 billion related to this program, compared to $1.391 billion as of December 31, 2022.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At both September 30, 2023 and December 31, 2022, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. At September 30, 2023 and December 31, 2022, Trustmark had posted collateral of $40 thousand and $740 thousand, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2023, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At September 30, 2023 and December 31, 2022, Trustmark had entered into five risk participation agreements as a beneficiary with an aggregate notional amount of $49.1 million and $50.2 million, respectively. At September 30, 2023, Trustmark had entered into thirty-four risk participation agreements as a guarantor with an aggregate notional amount of $281.9 million, compared to twenty-nine risk participation agreements as a guarantor with an aggregate notional amount of $235.8 million at December 31, 2022. The aggregate fair values of these risk participation agreements were immaterial at both September 30, 2023 and December 31, 2022.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at September 30, 2023 and 2022. Given the substantial increase in market rates, the down 200 basis points scenario has been added to the table below for the nine months ended September 30, 2023.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2023	2022
+200 basis points	2.0%	5.4%
+100 basis points	1.0%	2.7%
-100 basis points	-1.2%	-5.8%
-200 basis points	-2.8%	—

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at September 30, 2023 and 2022.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2023	2022
+200 basis points	-2.7%	-0.1%
+100 basis points	-1.2%	0.1%

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

At September 30, 2023, the MSR fair value was $142.4 million, compared to $132.6 million at September 30, 2022. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at September 30, 2023, would be a decline in fair value of approximately $5.0 million and $6.0 million, respectively, compared to a decline in fair value of approximately $4.7 million and $5.7 million, respectively, at September 30, 2022. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2022 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first nine months of 2023.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended September 30, 2023 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2023 to July 31, 2023	—	$—	—	$50,000
August 1, 2023 to August 31, 2023	—	—	—	50,000
September 1, 2023 to September 30, 2023	—	—	—	50,000
Total	—		—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of Trustmark’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Trustmark’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Thomas C. Owens
	Duane A. Dewey		Thomas C. Owens
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	November 7, 2023	DATE:	November 7, 2023