Form 10-K
period 2023-12-31
TRUSTMARK CORP
filed 2024-02-15
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2023

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

Based on the closing sales price at June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $698.8 million.

As of January 31, 2024, there were issued and outstanding 61,084,299 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Trustmark’s 2024 Annual Meeting of Shareholders to be held April 23, 2024 are incorporated by reference into Part III of the Form 10-K report.

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, an increase in unemployment levels and slowdowns in economic growth, actions by the Board of Governors of the Federal Reserve System (FRB) that impact the level of market interest rates, local, state and national economic and market conditions, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets, levels of and volatility in crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the impacts related to or resulting from bank failures and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues related to the European financial system and monetary and other governmental actions designed to address credit, securities, and/or commodity markets, the enactment of legislation and changes in existing regulations or enforcement practices or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, pandemics or other health crises, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission (SEC).

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I

ITEM 1. BUSINESS

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889. At December 31, 2023, TNB had total assets of $18.720 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,757 full-time equivalent associates (measured at December 31, 2023) located in the states of Alabama (includes the Georgia Loan Production Office (LPO), which are collectively referred to herein as Trustmark's Alabama market region), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s

Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenue over the past three years ($ in thousands):

December 31,	2023	2022	2021
Securities	$3,189,157	$3,518,596	$3,581,414
Total securities growth (decline)	$(329,439)	$(62,818)	$1,051,527
Total securities growth (decline)	-9.4%	-1.8%	41.6%

Loans held for investment (LHFI)	$12,950,524	$12,204,039	$10,247,829
Total loans growth (decline)	$746,485	$1,956,210	$423,305
Total loans growth (decline)	6.1%	19.1%	4.3%

Assets	$18,722,189	$18,015,478	$17,595,636
Total assets growth (decline)	$706,711	$419,842	$1,043,796
Total assets growth (decline)	3.9%	2.4%	6.3%

Deposits	$15,569,763	$14,437,648	$15,087,160
Total deposits growth (decline)	$1,132,115	$(649,512)	$1,038,396
Total deposits growth (decline)	7.8%	-4.3%	7.4%

Equity	$1,661,847	$1,492,268	$1,741,311
Total equity growth (decline)	$169,579	$(249,043)	$194
Total equity growth (decline)	11.4%	-14.3%	—

Years Ended December 31,
Revenue *	$759,836	$699,852	$640,261
Total revenue growth (decline)	$59,984	$59,591	$(60,869)
Total revenue growth (decline)	8.6%	9.3%	-8.7%

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

LHFI and LHFS Secured by Residential Properties – Residential real estate loans consist of first and junior liens on residential properties that are extended in the geographic markets in which Trustmark operates as well as mortgage products, originated and purchased, that are underwritten to secondary market standards. Credit underwriting standards include evaluation of the borrower’s credit history and repayment capacity, including verification of income and valuation of collateral. Portfolio performance is continuously evaluated through monitoring of repayment performance.

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

Consumer LHFI – Consumer credit includes loans to individuals for household and personal items, automobile purchases, unsecured loans, personal lines of credit and credit cards. All consumer loans are subject to a standardized underwriting process through Trustmark’s consumer loan center, with emphasis placed upon the borrower’s credit evaluation and historical performance, income evaluation and valuation of collateral (where applicable).

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

Recent Economic and Industry Developments

Economic activity improved slightly during 2023; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, inflation, the consequences of bank failures in the first half of 2023 and other economic and industry volatility, the 2024 political cycle in the United States, supply chain issues, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

Market interest rates began to rise during 2022 after an extended period at historical lows. Starting in March 2022, the FRB began raising the target federal funds rate for the first time in three years and continued with multiple increases throughout 2022 and 2023, up to a range of 5.25% to 5.50% as of December 2023. In addition, the FRB increased the interest that it pays on reserves multiple times during 2022 and 2023 from 0.10% to 5.40% as of December 2023. As interest rates have increased, so have competitive pressures on the deposit cost of funds. This has been exacerbated by bank failures and the resulting heightened competition for deposits, which has also affected the interest that Trustmark pays on deposits. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on Trustmark's results of operations.

In the January 2024 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that economic activity during the reporting period (covering the period from November 18, 2023 through January 8, 2024) was mixed across Districts, with three Districts reporting modest increases in overall activity, eight Districts reporting little or no change and one District reporting a moderate decline. Reports by the twelve Federal Reserve Districts noted the following during the reporting period:

•
Consumer spending provided some seasonal relief over the holidays by meeting expectations in most Districts and exceeding expectations in three Districts. Several Districts noted increased leisure travel. Contacts in nearly all Districts reported decreases in manufacturing activity. Districts continued to note that high interest rates were limiting auto sales and real estate deals; however, the prospect of falling interest rates was cited by numerous contacts in various sectors as a source of optimism.
•
Concerns about the office market, weakening overall demand and the 2024 political cycle were often cited as sources of economic uncertainty. Overall, most Districts indicated that expectations of their firms for future growth were positive, had improved or both.

•
Most Districts reported little or no net change in overall employment levels, while four Districts described the pace of job growth as modest to moderate. Several Districts reported ongoing challenges in recruiting and hiring skilled tradespeople. Nearly all Districts cited one or more signs of a cooling labor market, such as larger applicant pools, lower turnover rates, more selective hiring by firms and easing wage pressures. Wage growth remained modest to moderate in most Districts. Firms from many Districts expected wage pressures to ease and wage growth to fall further over the next year.
•
Prices increased at a slight to moderate pace overall. Some Districts noted that overall price increases had subsided to some degree from the prior reporting period. Firms in most Districts cited examples of steady or falling input prices, especially in the manufacturing and construction sectors and more discounting by auto dealers. Districts also noted that increased consumer price sensitivity had forced retailers to narrow their profit margins and to push back in turn on their suppliers' efforts to raise prices. Premium increases for property and casualty insurance and for health insurance continued to impact most firms.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve’s Sixth District also noted lending increased during the reporting period, especially for multifamily and home equity loans; however, consumer lending contracted overall, alongside a rise in delinquencies in credit cards, auto loans and unsecured personal loans. The Federal Reserve's Sixth District reported that demand and large time deposit balances continued to increase as financial institutions paid higher interest rates on deposits; however, these higher funding costs have led to earnings concerns resulting in some banks restructuring securities portfolios and reinvesting proceeds into higher-yielding securities to protect margins. The Federal Reserve’s Eighth District also reported that loan growth slowed at a modest pace during the reporting period, but banking conditions and lending activity remained healthy. The Federal Reserve’s Eighth District also noted that commercial and industrial loan growth decreased slightly despite an increase in overall loan volume, demand for loans continues to be lower than the prior year and an ongoing modest decline in real estate loan growth. The Federal Reserve’s Eighth District also reported that total deposit growth increased modestly although faster than the national rate. The Federal Reserve’s Eleventh District also reported loan volumes stabilized during the reporting period and the pace of credit tightening decelerated, loan demand continued to decline, though at a slower pace, loan nonperformance continued to rise, still largely driven by consumer loans, and loan pricing continued to increase but at a slower rate. The Federal Reserve’s Eleventh District also noted that bankers reported increased core deposit volumes and although banking outlooks remain pessimistic and future business activity and loan demand are expected to decline, the rate of decline is anticipated to be milder than prior expectations.

The rising interest rate environment during 2022 and 2023, the resulting industry-wide reduction in the fair value of securities portfolios and the bank runs that led to the failures of some financial institutions in March 2023, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the United States banking system. There is heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses and capital.

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

At June 30, 2023, Trustmark’s deposit market share ranked within the top three positions in 56.0% of the 55 counties served and within the top five positions in 69.0% of the counties served. The following table presents Federal Deposit Insurance Corporation (FDIC) deposit data regarding TNB’s deposit market share by state as of June 30, 2023. The FDIC deposit market share data presented below does not align with Trustmark’s reported geographic market regions, which in some instances cross state lines, and Trustmark’s geographic coverage within certain states presented below is not statewide (see the section captioned “Description of Business” above).

State	Deposit Market Share
Alabama	1.80%
Florida	0.17%
Mississippi	12.87%
Tennessee	0.33%
Texas	0.04%

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

Federal Oversight Over Mergers and Acquisitions, Investments and Branching

The BHC Act requires every bank holding company to obtain the prior approval of the FRB before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control 5.0% or more of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company. The BHC Act further requires the FRB to consider the competitive impact of the transaction, the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served, including the applicant’s record of performance under the Community Reinvestment Act (CRA). The FRB is also required to take into account in evaluating such a transaction the effectiveness of the parties in combating money laundering activities. Provisions of the FDI Act known as the Bank Merger Act impose similar approval standards for an insured depository institution to merge with another insured depository institution.

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

At December 31, 2023, Trustmark exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 10.04%, 10.44% and 12.29% of its total risk-weighted assets, respectively. At December 31, 2023, TNB also exceeded these requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 10.58%, 10.58% and 11.61% of its total risk-weighted assets, respectively. At December 31, 2023, the leverage ratios for Trustmark and TNB were 8.62% and 8.75%, respectively. At December 31, 2023, TNB was well-capitalized based on the ratios and guidelines described above.

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

Anti-Money Laundering (AML) Initiatives and Sanctions Compliance

Trustmark and TNB are subject to extensive laws and regulations aimed at combating money laundering and terrorist financing, including the USA Patriot Act of 2001 (USA Patriot Act) and the Bank Secrecy Act. Regulations implementing these statutes impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers and of beneficial owners of their legal entity customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and financial consequences for the institution. The federal Financial Crimes Enforcement Network of the Department of the Treasury, in addition to federal bank regulatory agencies, is authorized to impose significant civil money penalties for violations of these requirements, and has recently engaged in coordinated enforcement efforts with state and federal banking regulators, the U.S. Department of Justice, the Consumer Financial Protection Bureau (CFPB), the Drug Enforcement Administration and the Internal Revenue Service. Violations of AML requirements can also lead to criminal penalties. In addition, the federal banking agencies are required to consider the effectiveness of a financial institution’s AML activities when reviewing proposed bank mergers and bank holding company acquisitions.

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

Community Reinvestment Act

The Community Reinvestment Act (CRA) requires an insured depository institution’s appropriate federal banking regulator to evaluate the institution's record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods, and to consider this record in its evaluation of certain applications to banking regulators, such as an application for approval of a merger or the establishment of a branch.

As of its last examination from the OCC, TNB received a CRA rating of “Needs to Improve.” The evaluation covered activities in the period from January 1, 2019 through December 31, 2021. TNB received performance ratings of “High Satisfactory” on each of the three individual components of the CRA examination. The TNB’s final overall rating, however, was downgraded from “Satisfactory” to “Needs to Improve” as a result of alleged discriminatory credit practices in the Memphis Metropolitan Statistical Area between 2014 and 2018. As previously disclosed on October 22, 2021, TNB entered into a consent order with the OCC and a separate consent order jointly with the U.S. Department of Justice and the CFPB, to resolve allegations that TNB previously violated the FHA, the Equal Credit Opportunity Act and the Consumer Financial Protection Act within the Memphis Metropolitan Statistical Area. The OCC Performance Evaluation states that “Following the findings, the bank undertook significant corrective actions to address the impact of these practices and ensure that the conduct does not recur.”

A “Needs to Improve” rating adversely affects TNB’s ability to obtain regulatory approvals to engage in certain expansionary activities, including certain mergers and acquisitions and the establishment of bank branches. These limitations will remain in place until TNB receives a CRA rating of at least “Satisfactory” following a subsequent CRA examination. The precise timing of the completion of that examination and any results therefrom will not be known until later.

On October 24, 2023, the federal banking agencies released a final rule significantly revising the framework that the agencies use to evaluate banks’ records of meeting the credit needs of their entire communities under the CRA. Under the revised framework, banks with assets of at least $2 billion, including TNB, are considered large banks and, accordingly, will have their retail lending, retail services and products, community development financing and community development services subject to periodic evaluation under complex, multi-part standards. Large banks will be subject to enhanced data collection and reporting requirements, with additional data collection and reporting requirements applying to banks, such as TNB, with assets greater than $10 billion. Depending on a large bank’s geographic concentrations of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. The rule becomes effective April 1, 2024. Compliance with most provisions of the final rule will be required beginning January 1, 2026, and compliance with the remaining provisions will be required beginning January 1, 2027. Trustmark is evaluating the impact of the final rule.

Consumer Protection Laws

TNB is subject to a number of federal and state laws designed to protect customers and promote lending to various sectors of the economy and population. These consumer protection laws apply to a broad range of TNB’s activities and to various aspects of its business, and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act and their state law counterparts. At the federal level, most consumer financial protection laws are administered by the CFPB, which supervises TNB. The CFPB also has authority to issue regulations and has proposed several rules that would restrict various fees that financial institutions can charge consumers, including credit card late fees, overdraft fees and certain insufficient funds (NSF) fees.

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

In addition, the federal banking agencies pay close attention to the cybersecurity practices of banks, and the agencies include review of an institution’s information technology and its ability to thwart cyberattacks in their examinations. An institution’s failure to have adequate cybersecurity safeguards in place can result in supervisory criticism, monetary penalties and/or reputational harm. Additionally, banking organizations are required to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred.

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

In October 2023, the FRB proposed changes to its EFTA rules that would decrease the maximum interchange fees that an issuer may receive for an electronic debit transaction to the sum of 14.4 cents and four basis points multiplied by the value of the transaction and increase the fraud prevention adjustment to 1.3 cents. Trustmark is evaluating the impact of this proposal.

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

The FDIC determines a bank’s assessment rate within a range of base assessment rates using a risk scorecard that takes into account the bank’s financial ratios and supervisory rating (the CAMELS composite rating), among other factors. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. The methodology that the FDIC uses to calculate assessment amounts is also based on the FDIC’s designated reserve ratio, which is currently 2.0%. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown rapidly while the funds in the DIF have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, which began with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the DIF reserve ratio meets or exceeds 2.00%. As a result of this rule, the FDIC insurance costs of insured depository institutions, including TNB, have generally increased. TNB incurred an additional $2.6 million of FDIC assessment expense during 2023 as a result of this rule.

On November 16, 2023, the FDIC adopted a final rule implementing a special assessment to recover the loss to the FDIC’s DIF incurred in the receiverships of Silicon Valley Bank and Signature Bank. Under the final rule, the FDIC will collect special assessments at a quarterly rate of 3.36 basis points, or approximately 13.4 basis points annually, over eight quarterly assessment periods beginning with the first quarterly assessment period of 2024. The assessment base for the special assessment is equal to an insured depository institution's estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC retained the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between estimated or actual losses and the amounts collected, or impose a final shortfall special assessment on a one-time basis after the receiverships for Silicon Valley Bank and Signature Bank terminate. The special assessment is not expected to be material to Trustmark's financial condition or results of operations.

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

In 2023, TNB’s expenses related to deposit insurance premiums totaled $13.5 million.

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

Employees

At December 31, 2023, Trustmark employed 2,757 full-time equivalent associates, none of which are represented by a collective bargaining agreement. Trustmark believes its employee relations to be satisfactory.

Information about Executive Officers of Trustmark

As of the filing date, the executive officers of Trustmark and its primary bank subsidiary, TNB, including their ages, positions and principal occupations for the last five years are as follows:

Gerard R. Host, 69

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

Duane A. Dewey, 65

Trustmark Corporation

President and Chief Executive Officer since January 2021

Trustmark National Bank

Chief Executive Officer since January 2021

President since January 2020

Chief Operating Officer from January 2019 to December 2020

George T. Chambers, Jr., 64

Trustmark Corporation

Principal Accounting Officer since March 2021

Trustmark National Bank

Executive Vice President and Chief Accounting Officer since March 2021

Senior Vice President and Controller from March 2009 to February 2021

Monica A. Day, 63

Trustmark National Bank

President – Institutional Banking since April 2019

Executive Vice President and Real Estate Banking Manager from May 2017 to April 2019

Robert Barry Harvey, 64

Trustmark National Bank

Chief Credit and Operations Officer since June 2021

Chief Credit Officer from March 2010 to May 2021

Executive Vice President since March 2010

Thomas C. Owens, 59

Trustmark Corporation

Treasurer and Principal Financial Officer since March 2021

Trustmark National Bank

Chief Financial Officer since March 2021

Bank Treasurer from September 2013 to February 2021

Executive Vice President since 2013

W. Arthur Stevens, 59

Trustmark National Bank

President – Retail Banking since September 2011

Maria Luisa "Ria" Sugay, 42

Trustmark National Bank

Bank Treasurer since March 2021

Bank Co-Treasurer from July 2020 to February 2021

Executive Vice President since July 2020

USAA

Director, Asset Liability Management from June 2016 to June 2020

Granville Tate, Jr., 67

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

Trustmark’s profitability depends to a large extent on net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities, such as deposits and borrowings. Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change. Trustmark is unable to predict changes in market interest rates, which are affected by many factors beyond Trustmark’s control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Market interest rates began to rise during 2022 after an extended period at historical lows. Starting in March 2022, the FRB began raising the target federal funds rate for the first time in three years and continued with multiple increases throughout 2022 and 2023, up to a range of 5.25% to 5.50% as of December 2023. In addition, the FRB increased the interest that it pays on reserves multiple times during 2022 and 2023 from 0.10% to 5.40% as of December 2023. As interest rates have increased, so have competitive pressures on the deposit cost of funds. This has been exacerbated by the bank failures in the first half of 2023 and the resulting heightened competition for deposits, which has also affected the interest that Trustmark pays on deposits. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on Trustmark's results of operations.

Financial simulation models are the primary tools used by Trustmark to measure interest rate exposure. Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates. Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior. In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates. Trustmark’s simulation model using static balances at December 31, 2023, estimated that in the event of a hypothetical 200 basis point increase in interest rates, net interest income may increase 0.5%, while a hypothetical 100 basis point increase in interest rates, may increase net interest income 0.3%. In the event of a hypothetical 100 basis point decrease in interest rates using static balances at December 31, 2023, it is estimated net interest income may decrease by 0.4%, while a hypothetical 200 basis point decrease in interest rates, may decrease net interest income 1.0%.

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

In 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced that after the end of 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. On March 5, 2021, the FCA confirmed that the publication of most LIBOR term rates would end on June 30, 2023 (excluding one-week U.S. LIBOR and two-month U.S. LIBOR, the publication of which ended on December 31, 2021). The Alternative Reference Rates Committee (ARRC), a committee of U.S. financial market participants, identified the Secured Overnight Financing Rate (SOFR) as the reference rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. However, there are conceptual and technical differences between LIBOR and SOFR. The federal banking agencies encouraged banking organizations to cease entering into new contracts that use US$ LIBOR as a reference rate by no later than December 31, 2021, and to ensure existing contracts have robust fallback language that includes a clearly defined alternative reference rate.

On December 16, 2022, the FRB adopted a final rule that implemented the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. Following the LIBOR cessation date of June 30, 2023, the nationwide process for replacing LIBOR in financial contracts that mature thereafter and that do not provide for an effective means to replace LIBOR upon its cessation took effect pursuant to the Adjustable Interest Rate (LIBOR) Act. For contracts in which a party has the discretion to identify a replacement rate, the Adjustable Interest Rate (LIBOR) Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate to be identified by the FRB. Trustmark transitioned to SOFR for new variable rate loans, derivative contracts, borrowings and other financial instruments as of January 1, 2022.

Trustmark had a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that were either directly or indirectly dependent on LIBOR. As of December 31, 2023, all of Trustmark’s LIBOR exposure was remediated or in the process of being remediated. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. Since alternative reference rates are calculated differently than LIBOR, payments under contracts referencing new alternative reference rates will differ from those referencing LIBOR. Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, Trustmark has implemented various measures to manage the transition and mitigate risks.

Credit and Lending Risks

Trustmark is subject to lending risk, which could impact the adequacy of the allowance for credit losses and results of operations.

There are inherent risks associated with Trustmark’s lending activities. If trends in the housing and real estate markets were to revert to or decline below recession levels, Trustmark may experience higher than normal delinquencies and credit losses. Moreover, if the United States economy returns to a recessionary state, Management expects that it could severely affect economic conditions in Trustmark’s market areas and that Trustmark could experience significantly higher delinquencies and credit losses. In addition, bank regulatory agencies periodically review Trustmark’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further charge-offs, based on judgments different from those of Management. As a result, Trustmark may elect, or be required, to make further increases in its provision for credit losses in the future, particularly if economic conditions deteriorate.

Additionally, Trustmark may rely on information furnished by or on behalf of customers and counterparties in deciding whether to extend credit or enter into other transactions. This information could include financial statements, credit reports, business plans, and other information. Trustmark may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other information could have a material adverse impact on Trustmark’s business, financial condition and results of operations.

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

On a quarterly basis, Trustmark evaluates investments and other assets for expected credit losses. At December 31, 2023, gross unrealized losses on securities for which an allowance for credit losses has not been recorded totaled $196.1 million. Trustmark may be required to record credit loss expense if these investments suffer a decline in value that is the result of a credit loss. If Trustmark determines that a credit loss exists, the credit portion of the allowance would be measured using a discounted cash flow (DCF) analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss Trustmark may record is limited to the amount by which the amortized cost exceeds the fair value, which could have a material adverse effect on results of operations in the period in which a credit loss, if any, occurs.

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

Economic activity improved slightly during 2023; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, inflation, the consequences of bank failures and other economic and industry volatility, the 2024 political cycle in the United States, supply chain issues, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term. While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations. Strategic risk, including threats to business models from rising rates and modest economic growth, remains high. Management’s ability to plan, prioritize and allocate resources in this environment will be critical to Trustmark’s ability to sustain earnings that will attract capital. Because of the complexities presented by current economic conditions, Management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying assets, liabilities and revenue and effectively managing the costs of compliance.

Market interest rates began to rise during 2022 after an extended period at historical lows and continued to rise in 2023. As interest rates have increased, so have competitive pressures on the deposit cost of funds. This has been exacerbated by bank failures and the resulting heightened competition for deposits, which has also affected the interest that Trustmark pays on deposits. It is not possible to predict the pace and magnitude of changes to interest rates, or the impact rate changes will have on Trustmark’s results of operations.

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

The rising interest rate environment during 2022 and 2023, the resulting industry-wide reduction in the fair value of securities portfolios and the bank runs that led to the failures of some financial institutions in March 2023, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the United States banking system. There is heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses and capital. It is difficult to predict the extent to which these challenging economic conditions will persist or whether recent progress in the economic recovery will instead shift to the potential for further decline. If the economy does weaken in the future, it is uncertain how Trustmark’s business would be affected and whether Trustmark would be able to successfully mitigate any such effects on its business. Accordingly, these factors in the United States (and, indirectly, global) economy could have a material adverse effect on Trustmark’s financial condition and results of operations.

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

Trustmark, primarily through TNB and certain nonbank subsidiaries, is subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect Trustmark’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation or statutes, regulations, policies and supervisory guidance, could affect Trustmark in substantial and unpredictable ways. Such changes could subject Trustmark to additional costs, limit the types of financial services and products Trustmark may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, civil money penalties, other sanctions by regulatory agencies and/or reputational damage. In this regard, government authorities, including bank regulatory agencies, continue to pursue enforcement agendas with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on Trustmark’s financial condition or results of operations.

Trustmark is subject to numerous laws designed to protect consumers, including fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under fair lending laws and regulations could result in a wide variety of direct or indirect negative consequences, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on geographic expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on Trustmark’s business, financial condition or results of operations. In 2021, TNB settled a fair lending enforcement action with the Department of Justice, the OCC and the CFPB and incurred a one-time settlement expense of $5.0 million and made other commitments to enhance credit opportunities to residents of majority-Black and Hispanic neighborhoods in the Memphis metropolitan statistical area. Trustmark and TNB could be subject to other enforcement actions in the future.

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

TNB's CRA rating of "Needs to Improve" could make it more difficult for Trustmark’s business to grow.

The performance of a bank under the CRA in meeting the credit needs of its community is a factor that must be taken into consideration when the federal banking agencies evaluate applications related to mergers and acquisitions, as well as branch opening and relocations. As of its last examination, TNB received a CRA rating of “Needs to Improve,” which is downgraded from its prior rating of “Satisfactory.” The rating of “Needs to Improve” adversely affects TNB’s ability to obtain regulatory approvals to engage in certain expansionary activities, including certain mergers and acquisitions and the establishment of bank branches. These limitations will remain in place until TNB receives a CRA rating of at least “Satisfactory” following a subsequent CRA examination. The precise timing of the completion of that examination and any results therefrom will not be known until later, and it is possible that TNB’s current CRA rating would not improve in the next examination.

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

If Trustmark consummates an acquisition, a portion of the purchase price would generally be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2023, goodwill and other identifiable intangible assets were $387.2 million. Under current accounting standards, if Trustmark determines goodwill or intangible assets are impaired, Trustmark would be required to write down the carrying value of these assets. Trustmark’s annual goodwill impairment evaluation performed during the fourth quarter of 2023 indicated no impairment of goodwill for any reporting segment. Management cannot provide assurance, however, that Trustmark will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on Trustmark’s shareholders’ equity and financial condition and could cause a decline in Trustmark’s stock price.

Trustmark holds other real estate and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As business necessitates, Trustmark forecloses on and takes title to real estate serving as collateral for loans. At December 31, 2023, Trustmark held $6.9 million of other real estate. The amount of other real estate held by Trustmark may increase in the future as a result of, among other things, business combinations, increased uncertainties in the housing market or increased levels of credit stress in residential real estate loan portfolios. Increased other real estate balances could lead to greater expenses as Trustmark incurs costs to manage, maintain and dispose of real properties as well as to remediate any environmental cleanup costs incurred in connection with any contamination discovered on real property on which Trustmark has foreclosed and to which Trustmark has taken title. As a result, Trustmark’s earnings could be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate assets. The expenses associated with holding a significant amount of other real estate could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

Trustmark is dependent upon communications and information systems to conduct business as such systems are used to manage virtually all aspects of Trustmark’s business. Trustmark’s operations rely on the secure processing, storage and transmission of confidential and other information within its computer systems and networks. Any failure, interruption or breach in security of these systems could result in significant disruption to Trustmark's operations. Trustmark has taken protective measures, which are continuously monitored and modified as warranted; however, Trustmark’s computer systems, software and networks may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond Trustmark’s control. There could be sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; natural disasters; and events arising from local or larger scale political or social matters, including terrorist acts.

Further, Trustmark’s operational and security systems and infrastructure may be vulnerable to breaches and cybersecurity-related incidents including, but not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, theft, misuse, loss, release or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. If one or more of these events were to occur, Trustmark’s or its customers’ confidential and other information would be jeopardized, or such an event could cause interruptions or malfunctions in Trustmark’s or its customers’ or counterparties’ operations. Any failures related to upgrades and maintenance of Trustmark's technology and information systems could further increase its information and system security risk. Trustmark's increased use of cloud and other technologies, such as remote work technologies, also increases its risk of being subject to a cyber-attack. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Trustmark may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures in its computer systems and networks, and Trustmark may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by Trustmark. Any such losses, which may be difficult to detect, could adversely affect Trustmark’s financial condition or results of operations. In addition, the occurrence of such a loss could expose Trustmark to reputational risk, the loss of customer business and additional regulatory scrutiny.

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

As of the date of this Annual Report on Form 10-K, Trustmark has seen no material adverse impact on its business or operations from cyber-attacks or events. Trustmark's customers, employees and third parties that it does business with have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware programs to its information systems, the information systems of its merchants or third-party service providers and/or its customers' personal devices, which are beyond Trustmark's security control systems. Though Trustmark endeavors to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber-attacks against Trustmark, its merchants, third-party service providers and customers remain a serious issue and have been successful in the past.

Although Trustmark makes significant efforts to maintain the security and integrity of its information systems and has implemented various measures to manage the risks of a security breach or disruption, there can be no assurance that its security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even well protected information, networks, systems and facilities remain potentially vulnerable to attempted security breaches or disruptions because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, Trustmark may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for Trustmark to entirely mitigate this risk. Furthermore, in the event of a cyber-attack, Trustmark may be delayed in identifying or responding to the attack, which could increase the negative impact of the cyber-attack on its business, financial condition and results of operations. A security breach or other significant disruption of Trustmark's information systems or those related to its customers, merchants or third-party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of its networks and systems and therefore its operations and/or those of its customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of Trustmark or its customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting Trustmark to additional regulatory scrutiny and exposing it to civil litigation, enforcement actions, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm Trustmark's reputation or cause a decrease in the number of customers that choose to do business with Trustmark. The occurrence of any of the foregoing could have a material adverse effect on Trustmark's business, financial condition and results of operations.

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

Substantial legal liability against Trustmark, including its subsidiaries, could materially adversely affect Trustmark’s business, financial condition or results of operations, or cause significant harm to its reputation. TNB recently agreed to settlements relating to litigation involving the Stanford Financial Group and Adams/Madison Timber. For additional information regarding these settlements, see the section captioned “Legal Proceedings” in Note 16 - Commitments and Contingencies included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

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

The volatility in the stock prices of companies in the financial services industry, such as Trustmark, may make it more difficult for shareholders to resell Trustmark common stock at attractive prices in a timely manner. Trustmark’s stock price can fluctuate significantly in response to a variety of factors, including factors affecting the financial industry as a whole, such as the bank failures in March 2023. The factors affecting financial stocks generally and Trustmark’s stock price in particular include:

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

Expectations around Environmental, Social and Governance (ESG) practices as well as climate change and related legislative and regulatory initiatives could adversely affect Trustmark’s business and results of operations, including indirectly through impact to its customers.

Companies are facing increased scrutiny from customers, regulators and other stakeholders with respect to their ESG practices and disclosures. Institutional investors, and investor advocacy groups, in particular, are increasingly focused on these matters and expectations in many of these areas can vary widely. In addition, increased ESG related compliance costs could result in increases to Trustmark’s overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards, and fluctuations in these standards, could negatively impact Trustmark’s reputation, ability to do business with certain partners and its stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence and disclosure.

In addition to regulatory and investor expectations on environmental matters in general, the current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The United States Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits and the implementation of significant operational changes, each of which may require businesses to expend significant capital and incur compliance, operating, maintenance and remediation costs. Consumers and businesses also may change their behavior on their own as a result of these concerns.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Trustmark recognizes the critical importance of identifying, assessing and managing material risks from cybersecurity threats. Trustmark is committed to implementing and maintaining a comprehensive information security program to manage such risks and safeguard its systems and data.

Trustmark’s Board of Directors has ultimate oversight of cybersecurity-related risks and it is assisted in this role by the Enterprise Risk Committee and the Audit Committee. Processes for identifying, assessing and managing cybersecurity-related risks are integrated into Trustmark’s overall enterprise risk management process, which is overseen by the Enterprise Risk Committee. The Enterprise Risk Committee is responsible for monitoring risks that are being taken by Trustmark, understanding the enterprise-wide effect of those risks and reporting such risks to the Board. In fulfilling this role, the Enterprise Risk Committee has primary oversight responsibility over management’s efforts to manage and mitigate cybersecurity-related risk and reviews and approves Trustmark’s cybersecurity strategy for protecting Trustmark’s information assets and technology platforms. The Audit Committee oversees Trustmark’s Internal Audit Department, which conducts reviews and assessments related to information security. Management provides periodic reports to the Enterprise Risk Committee and the Audit Committee, both of which provide reports of their meetings to the full Board. These reports to the Board and its Committees address the threat environment, vulnerability assessments, specific cyber incidents and management’s efforts to monitor, detect and prevent cyber threats.

Trustmark’s information security program is primarily administered at the management level by the Information Security Department, which is led by Trustmark’s Chief Information Security Officer (CISO), and is supported by the Information Technology Department, which is led by Trustmark’s Chief Information Officer (CIO). The CISO reports to the CIO, who in turn reports to Trustmark’s Chief Credit and Operations Officer. Trustmark’s Information Security Department is responsible for day-to-day management of Trustmark’s information security program, including data loss prevention, access control, threat monitoring, incident response and employee education and training. The Information Security Department also maintains policies related to cybersecurity and data security that provide the required governance for the information security program. Additionally, Trustmark’s Information Technology Department maintains policies that govern technical aspects of Trustmark’s information security program. Each policy is reviewed and approved by the Enterprise Risk Committee at least every three years and is mapped to applicable regulatory guidance. The Cybersecurity Operations team within the Information Technology Department maintains and runs Trustmark’s security operations center and is responsible for cybersecurity event management and maintaining security tooling. Trustmark also maintains an Information Security / Cybersecurity Management Committee, which is comprised of representatives from the Information Security, Information Technology, Enterprise Risk, Corporate Security, Internal Audit and Legal departments and members of executive management. This committee meets quarterly to discuss and review Trustmark’s information security program and receives qualitative and quantitative update reports from the Information Security Department, Internal Audit Department and Information Technology Department.

Trustmark engages third party assessors, consultants and auditors in connection with its information security program, including to conduct external penetration testing, independent audits and risk assessments. Trustmark also utilizes third party service providers in the ordinary course of business. The Information Security Department performs information security assessments for third party service providers that store or process Trustmark confidential data. These information security assessments include a review of any systems and organization control reports, proof of the vendor’s independent testing of their data protection controls, as well as a review of any exceptions noted and assessment of management responses, results of vulnerability and penetration testing, incident response processes and third party data protection controls (which can include, but is not limited to: access reviews and controls, backups, monitoring, encryption standards and disaster recovery). The review of these areas is taken into account in order to provide an overall information security conclusion and risk rating for the vendor.

As a regulated financial institution, Trustmark is also subject to financial privacy laws and its cybersecurity practices are subject to oversight by the federal banking agencies. For additional information, see “Supervision and Regulation – Financial Privacy Laws and Cybersecurity” included in Part I. Item 1 – Business of this report.

Although Trustmark has not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected its business strategy, results of operations or financial condition, there can be no guarantee that Trustmark will not experience such an incident in the future. For additional information regarding the risk Trustmark faces from cybersecurity threats, please see the risk factors titled “Trustmark may experience disruptions of its operating systems or breaches in its information system security” and “Trustmark must utilize new technologies to deliver its products and services, which could require significant resources and expose Trustmark to additional risks, including cyber-security risks” included in Part I. Item 1A. – Risk Factors of this report.

ITEM 2. PROPERTIES

Trustmark’s principal offices are housed in its main office building located in downtown Jackson, Mississippi and owned by TNB. Trustmark’s main office building is primarily allocated for bank use with a small portion available for occupancy by tenants on a lease basis, although such incidental leasing activity is not material to Trustmark’s operations. At December 31, 2023, Trustmark, through TNB, operated 163 full-service branches, 7 limited-service branches and an automated teller machine (ATM) network, which included 131 ATMs and 128 ITMs at its branches and other locations. In addition, Trustmark operated 13 offices in various locations providing mortgage banking, wealth management and insurance services. Trustmark leases 32 of its branch and other office locations with the remainder being owned. Trustmark believes its properties are suitable and adequate to operate its financial services business.

ITEM 3. LEGAL PROCEEDINGS

Information required in this section is set forth under the heading “Legal Proceedings” of Note 16 – Commitments and Contingencies in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

In accordance FASB ASC Subtopic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for litigation matters when those matters present loss contingencies that are both probable and reasonably estimable. As a result of the entry into the Stanford Settlement relating to the litigation involving the Stanford Financial Group, Trustmark recognized a $100.0 million litigation settlement expense included in noninterest expense during 2022, plus an additional $750 thousand in related legal fees. As a result of the entry into the Adams/Madison Timber Settlement relating to the litigation involving Adams/Madison Timber, Trustmark recognized a $6.5 million litigation settlement expense included in noninterest expense during 2023. At the present time, Trustmark believes, based on its evaluation and the advice of legal counsel, that a loss in any currently pending legal proceeding is not probable and reasonably estimable. All matters will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. In view of the inherent difficulty of predicting the outcome of legal proceedings, Trustmark cannot predict the eventual outcomes of the currently pending matters or the timing of their ultimate resolution. Management currently believes, however, based upon the advice of legal counsel and Management’s evaluation and after taking into account its current insurance coverage, that the legal proceedings currently pending should not have a material adverse effect on Trustmark’s consolidated financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends

Trustmark’s common stock is listed on the Nasdaq Stock Market and is traded under the symbol “TRMK.”

Trustmark paid quarterly cash dividends to shareholders of $0.23 per share, or $0.92 per share annually, in 2023. As a component of return to common shareholders, Trustmark intends to pay cash dividends when corporate financial performance and capital strength allow it to do so. All dividend payments must be approved and declared by the Board of Directors of Trustmark and are required to be in compliance with all applicable laws and regulations.

At January 31, 2024, there were approximately 2,936 registered shareholders of record and approximately 15,952 beneficial account holders of shares in nominee name of Trustmark’s common stock. Other information required by this item can be found in Note 17 - Shareholders’ Equity included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

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

On December 6, 2022, the Board of Directors of Trustmark authorized a stock repurchase program, effective January 1, 2023, under which $50.0 million of Trustmark's outstanding common stock could be acquired through December 31, 2023. No shares were repurchased under this authority.

On December 5, 2023, the Board of Directors of Trustmark authorized a new stock repurchase program, effective January 1, 2024, under which $50.0 million of Trustmark's outstanding common stock may be acquired through December 31, 2024. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. No shares have been repurchased under this authority.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Nasdaq market value index and the S&P 500 – Regional Banks index. The S&P 500 – Regional Banks index is an industry index published by S&P Dow Jones Indices, a division of S&P Global, and is comprised of stock in the S&P Total Market Index that are classified in the Global Industry Classification Standard regional banks sub-industry. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2018, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2018	2019	2020	2021	2022	2023
Trustmark	$100.00	$124.73	$102.39	$125.30	$138.67	$115.09
NASDAQ Composite-Total Return	100.00	136.69	198.10	242.03	163.28	236.17
S&P 500 - Regional Banks	100.00	135.42	129.28	181.68	135.32	106.07

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024.

Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the three years ended December 31, 2023 ($ in thousands, except per share data). The data should be read in conjunction with Part II. Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. – Financial Statements and Supplementary Data.

Years Ended December 31,	2023	2022	2021
Consolidated Statements of Income
Total interest income	$878,832	$541,833	$442,511
Total interest expense	325,954	47,125	24,160
Net interest income	552,878	494,708	418,351
Provision for credit losses (PCL), LHFI	27,362	21,677	(21,499)
PCL, off-balance sheet credit exposures	(2,781)	1,215	(2,949)
Noninterest income	206,958	205,144	221,910
Noninterest expense	537,919	603,213	489,296
Income before income taxes	197,336	73,747	175,413
Income taxes	31,847	1,860	28,048
Net Income	$165,489	$71,887	$147,365

Total Revenue (1)	$759,836	$699,852	$640,261

Per Share Data
Basic earnings per share	$2.71	$1.17	$2.35
Diluted earnings per share	2.70	1.17	2.34
Cash dividends per share	0.92	0.92	0.92

Performance Ratios
Return on average equity	10.54%	4.48%	8.32%
Return on average tangible equity	14.04%	6.00%	10.81%
Return on average assets	0.89%	0.41%	0.86%
Average equity / average assets	8.41%	9.18%	10.38%
Net interest margin (fully taxable equivalent)	3.32%	3.17%	2.76%
Dividend payout ratio	33.95%	78.63%	39.15%

Credit Quality Ratios (2)
Net charge-offs (recoveries)/average loans	0.06%	0.01%	-0.04%
PCL, LHFI / average loans	0.21%	0.19%	-0.21%
Nonaccrual LHFI / (LHFI + LHFS)	0.76%	0.53%	0.60%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.81%	0.55%	0.64%
Allowance for credit losses (ACL), LHFI / LHFI	1.08%	0.99%	0.97%
(1)
Consistent with Trustmark’s audited financial statements, total revenue is defined as net interest income plus noninterest income.
(2)
Excludes Paycheck Protection Program (PPP) loans.

December 31,	2023	2022	2021
Consolidated Balance Sheets
Total assets	$18,722,189	$18,015,478	$17,595,636
Securities	3,189,157	3,518,596	3,581,414
Total loans (incl. PPP, LHFS and LHFI)	13,135,336	12,339,265	10,556,871
Deposits	15,569,763	14,437,648	15,087,160
Total shareholders' equity	1,661,847	1,492,268	1,741,311

Stock Performance
Market value - close	$27.88	$34.91	$32.46
Book value	27.21	24.47	28.25
Tangible book value	20.87	18.11	21.93

Capital Ratios
Total equity / total assets	8.88%	8.28%	9.90%
Tangible equity / tangible assets	6.95%	6.27%	7.86%
Tangible equity / risk-weighted assets	8.41%	7.61%	10.71%
Tier 1 leverage ratio (1)	8.62%	8.47%	8.73%
Common equity tier 1 risk-based capital ratio (1)	10.04%	9.74%	11.29%
Tier 1 risk-based capital ratio (1)	10.44%	10.15%	11.77%
Total risk-based capital ratio (1)	12.29%	11.91%	13.55%
(1)
Effective 2020, Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark’s financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. – Financial Statements and Supplementary Data of this report. Discussion and analysis of Trustmark’s financial condition and results of operations for the years ended December 31, 2022 and 2021 are included in the respective sections within Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Trustmark’s Annual Report filed on Form 10-K for the year ended December 31, 2022.

Executive Overview

Trustmark has been committed to meeting the banking and financial needs of its customers and communities for over 130 years and remains focused on providing support, advice and solutions to its customers' unique needs. Trustmark produced strong financial results during 2023, despite the challenging financial services environment and increasingly competitive deposit costs, reflected by significant growth in LHFI of $746.5 million, or 6.1%, and deposits of $1.132 billion, or 7.8%, an increase in net interest income of $58.2 million, or 11.8%, and solid credit quality. Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.

On October 9, 2023, Trustmark entered into a settlement agreement that resolved all current and potential future claims relating to litigation involving Adams/Madison Timber. As a result, Trustmark recognized $6.5 million of litigation settlement expense which was included in noninterest expense for the third quarter of 2023.

Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value. The Board of Directors of Trustmark declared a quarterly cash dividend of $0.23 per share. The dividend is payable March 15, 2024, to shareholders of record on March 1, 2024.

Financial Highlights

Trustmark reported net income of $36.1 million, or basic and diluted earnings per share (EPS) of $0.59, for the fourth quarter of 2023, compared to a net loss of $34.1 million, or basic and diluted EPS of -$0.56, in the fourth quarter of 2022. Trustmark’s reported performance during the quarter ended December 31, 2023, produced a return on average tangible equity of 11.92%, a return on average assets of 0.77%, an average equity to average assets ratio of 8.51% and a dividend payout ratio of 38.98%, compared to a return on average tangible equity of -12.14%, a return on average assets of -0.76%, an average equity to average assets ratio of 8.41% and a dividend payout ratio of -41.07% during the quarter ended December 31, 2022.

The increase in net income when the fourth quarter of 2023 is compared to the fourth quarter of 2022 was principally due to the litigation settlement expense recorded during the fourth quarter of 2022 related to the Stanford Financial Group litigation. Excluding the litigation settlement expense, net income decreased $5.4 million, or 13.0%, when the fourth quarter of 2023 is compared to the fourth quarter of 2022, principally due to a decrease in revenue and an increase in noninterest expense, excluding the litigation settlement expense, partially offset by a decrease in the PCL on off-balance sheet credit exposures. Revenue, which is defined as net interest income plus noninterest income, totaled $186.5 million for the quarter ended December 31, 2023 compared to $191.8 million for the quarter ended December 31, 2022, a decrease of $5.2 million, or 2.7%. The decrease in total revenue for the fourth quarter of 2023 compared to the same time period in 2022, resulted from a decrease in net interest income, principally due to increases in interest on deposits and other interest expense largely offset by increases in interest and fees on LHFS and LHFI and other interest income, partially offset by an increase in noninterest income, principally due to increases in mortgage banking, net and insurance commissions.

Net interest income for the fourth quarter of 2023 totaled $136.7 million, a decrease of $9.8 million, or 6.7%, when compared to the fourth quarter of 2022. Interest income totaled $232.9 million for the fourth quarter of 2023, an increase of $56.4 million, or 31.9%, when compared to the same time period in 2022, principally due to increases in interest and fees on LHFS and LHFI primarily due to loan growth and rising interest rates and other interest income primarily due to an increase in the rate paid by the Federal Reserve Bank of Atlanta (FRBA) on reserves. Interest expense totaled $96.1 million for the fourth quarter of 2023, an increase of $66.2 million when compared to the same time period in 2022. The increase in interest expense when the fourth quarter of 2023 is compared to the same time period in 2022 was principally due to an increase in interest on deposits primarily due to rising interest rates, increased competition for deposits and higher average balances, and an increase in other interest expense primarily due to the increase in the rate paid on short-term FHLB advances.

Noninterest income for the fourth quarter of 2023 totaled $49.8 million, an increase of $4.6 million, or 10.3%, when compared to the fourth quarter of 2022, principally due to increases in mortgage banking, net and insurance commissions. Mortgage banking, net totaled $5.5 million for the fourth quarter of 2023, an increase of $2.1 million, or 61.9%, when compared to the same time period in 2022, principally due to a decline in the net negative hedge ineffectiveness and an increase in the gain on sales of loans, net. Insurance commissions totaled $13.2 million for the fourth quarter of 2023, an increase of $1.2 million, or 9.8%, when compared to the same time period in 2022, principally due to an increase in other commission income.

Noninterest expense for the fourth quarter of 2023 totaled $136.4 million, a decrease of $94.8 million, or 41.0%, when compared to the fourth quarter of 2022, principally due to the litigation settlement expense recorded during the fourth quarter of 2022 related to the Stanford Financial Group litigation partially offset by increases in salaries and employee benefits and other expense. Excluding the litigation settlement expense, noninterest expense increased $6.0 million, or 4.6%, when the fourth quarter of 2023 is compared to the fourth quarter of 2022. Salaries and employee benefits totaled $78.0 million for the fourth quarter of 2023, an increase of $4.5 million, or 6.2%, when compared to the same time period in 2022, principally due to increases in salaries expense, primarily due to general merit increases, and accrued management performance incentives, partially offset by a decrease in commission expense due to the decline in mortgage originations. Other expense totaled $16.6 million for the fourth quarter of 2023, an increase of $1.5 million, or 10.0%, when compared to the same time period in 2022, principally due to an increase in FDIC assessment expense.

Trustmark’s PCL, LHFI for the three months ended December 31, 2023 totaled $7.6 million compared to $6.9 million for the three months ended December 31, 2022, an increase of $683 thousand, or 9.9%. The PCL, LHFI for the fourth quarter of 2023 primarily reflected an increase in required reserves as a result of net adjustments to the qualitative reserve factors, loan growth and changes in the macroeconomic forecasts, partially offset by a decline in specific reserves for individually analyzed LHFI. The PCL, off-balance sheet credit exposures totaled a negative $888 thousand for the three months ended December 31, 2023 compared to $5.2 million for the three months ended December 31, 2022, a decrease of $6.1 million. The PCL, off-balance sheet credit exposures for the fourth quarter of 2023 primarily reflected declines in required reserves as a result of a decline in unfunded commitments. Please see the section captioned “Provision for Credit Losses,” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

For the year ended December 31, 2023, Trustmark reported net income of $165.5 million, or basic and diluted EPS of $2.71 and $2.70, respectively, compared to $71.9 million, or basic and diluted EPS of $1.17, for the year ended December 31, 2022 and $147.4 million, or basic and diluted EPS of $2.35 and $2.34, respectively, for the year ended December 31, 2021. Trustmark’s reported performance for the year ended December 31, 2023, produced a return on average tangible equity of 14.04%, a return on average assets of 0.89% and a dividend payout ratio of 33.95%, compared to a return on average tangible equity of 6.00%, a return on average assets of 0.41% and a dividend payout ratio of 78.63% for the year ended December 31, 2022 and a return on average tangible equity of 10.81%, a return on average assets of 0.86% and a dividend payout ratio of 39.15% for the year ended December 31, 2021. Trustmark’s average equity to average assets ratio was 8.41%, 9.18% and 10.38% for the years ended December 31, 2023, 2022 and 2021, respectively.

Revenue totaled $759.8 million for the year ended December 31, 2023, compared to $699.9 million and $640.3 million for the years ended December 31, 2022 and 2021, respectively, an increase of $60.0 million, or 8.6%, and $59.6 million, or 9.3%, respectively. The increase in total revenue for 2023 compared to 2022 was principally due an increase in net interest income, principally due to increases in interest and fees on LHFS and LHFI and other interest income largely offset by an increase in total interest expense.

Net interest income for the year ended December 31, 2023 totaled $552.9 million, an increase of $58.2 million, or 11.8%, when compared to the year ended December 31, 2022. Interest income totaled $878.8 million for the year ended December 31, 2023, an increase of $337.0 million, or 62.2%, when compared to the year ended December 31, 2022, principally due to increases in interest and fees on LHFS and LHFI, primarily due to loan growth and rising interest rates, and other interest income, primarily due to an increase in the rate paid by the FRBA on reserves. Interest expense totaled $326.0 million for the year ended December 31, 2023, an increase of $278.8 million, when compared to the year ended December 31, 2022. The increase in interest expense when 2023 is compared to 2022 was due to an increase in interest on deposits primarily due to rising interest rates, increased competition for deposits and higher average balances, an increase in other interest expense primarily due to the increase in the amount of short-term FHLB advances held throughout 2023 as well as an increase in the rate paid for short-term FHLB advances and an increase in interest on federal funds purchased and securities sold under repurchase agreements primarily due to increases to the target rate for federal funds purchased by the FRB.

Noninterest income for 2023 totaled $207.0 million, an increase of $1.8 million, or 0.9%, when compared to 2022, principally due to increases in insurance commissions, other income, net and service charges on deposit accounts, partially offset by declines in bank card and other fees and mortgage banking, net. Insurance commissions totaled $57.6 million for 2023, an increase of $3.8 million, or 7.2%, when compared to 2022, principally due to increases in commercial property and casualty commissions and other commission income. Other income, net totaled $11.2 million for 2023, an increase of $1.3 million, or 13.7%, when compared to 2022, principally due to an increase in cash management service charges partially offset by an increase in the amortization of tax credit partnerships and a decrease in other miscellaneous income. Service charges on deposit accounts totaled $43.4 million for 2023, an increase of $1.3 million, or 3.0%, when compared to 2022, principally due to an increase in service charges on personal interest checking accounts partially offset by a decline in NSF and overdraft charges on consumer deposit accounts. Bank card and other fees totaled $33.4 million for 2023, a decline of $2.7 million, or 7.4%, when compared to 2022, principally due to declines in customer derivatives revenue and miscellaneous other bank fees. Mortgage banking, net totaled $26.2 million for 2023, a decrease of $2.1 million, or 7.4%, when compared to 2022, principally due to a decline in the gain on sales of loans, net and an increase in the net negative hedge ineffectiveness, partially offset by a decline in the run-off of the MSR.

Noninterest expense totaled $537.9 million for 2023, a decrease of $65.3 million, or 10.8%, when compared to 2022, principally due to the $100.8 million litigation settlement expense recorded during the fourth quarter of 2022, partially offset by the $6.5 million of litigation settlement expense recorded during the third quarter of 2023 as well as increases in salaries and employee benefits, other expense, services and fees and equipment expense. Excluding the litigation settlement expenses, noninterest expense increased $29.0 million, or 5.8%, when 2023 is compared to 2022. Salaries and employee benefits totaled $304.7 million for the year ended December 31, 2023, an increase of $17.2 million, or 6.0%, when compared to the year ended December 31, 2022, principally due to increases in salaries expense, primarily due to general merit increases, accrued management performance incentives and commission expense due to improvements in insurance production, partially offset by a decline in commission expense due to the decline in mortgage originations. Other expense totaled $61.7 million for 2023, an increase of $5.8 million, or 10.4%, when compared to 2022, principally due to increases in FDIC assessment expense, primarily due to an increase in the assessment rate, partially offset by a decline in loan expense. Services and fees totaled $109.5 million for 2023, an increase of $4.0 million, or 3.8%, when compared to 2022, principally due to increases in data processing charges related to software and business process outsourcing fees, partially offset by a decrease in other services and fees. Equipment expense totaled $26.1 million for 2023, an increase of $1.7 million, or 6.9%, when compared to 2022, principally due to increases in data processing equipment expenses, depreciation on furniture and equipment and personal property taxes.

Trustmark’s PCL, LHFI for 2023 totaled $27.4 million compared to $21.7 million for 2022, an increase of $5.7 million, or 26.2%. The PCL, LHFI for 2023 primarily reflected an increase in required reserves as a result of loan growth, net changes in the qualitative reserve factors, changes in the macroeconomic forecasts and extended maturities on the secured by 1-4 family residential properties portfolio resulting from lower prepayment speeds, partially offset by a decline in specific reserves for individually analyzed LHFI. The PCL, off-balance sheet credit exposures totaled a negative $2.8 million for 2023 compared to $1.2 million for 2022, a decrease of $4.0 million. The release in PCL on off-balance sheet credit exposures for 2023 primarily reflected a decrease in required reserves due to a decline in unfunded commitments partially offset by an increase in required reserves as a result of changes in the total reserve rate. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At December 31, 2023, nonperforming assets totaled $106.9 million, an increase of $38.9 million, or 57.3%, compared to December 31, 2022 principally due to an increase in nonaccrual LHFI. Total nonaccrual LHFI were $100.0 million at December 31, 2023, an increase of $34.0 million, or 51.6%, relative to December 31, 2022, primarily as a result of three large commercial credits placed on nonaccrual as well as an increase in mortgage nonaccruals that were partially offset by other commercial credits that were foreclosed, charged off, returned to accrual or paid off. The percentage of total loans (LHFS and LHFI) that are 30 days or more past due and nonaccrual LHFI increased in 2023 to 1.69% compared to 1.33% in 2022.

LHFI totaled $12.951 billion at December 31, 2023, an increase of $746.5 million, or 6.1%, compared to December 31, 2022. The increase in LHFI during 2023 was primarily due to net growth in LHFI secured by real estate, commercial and industrial LHFI and other commercial LHFI and leases partially offset by a decline in state and other political subdivision LHFI. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $15.570 billion at December 31, 2023, an increase of $1.132 billion, or 7.8%, compared to December 31, 2022. During 2023, noninterest-bearing deposits decreased $896.2 million, or 21.9%, as a result of declines in all categories of noninterest-bearing deposits reflecting customers' desire for higher-yielding deposit accounts. Interest-bearing deposits increased $2.028 billion, or 19.6%, during 2023, primarily due to growth in certificates of deposits (CDs), which was principally attributable to deposit campaigns offered during 2023 and the addition of $578.8 million of brokered CDs, business and consumer money market deposit accounts (MMDA) and business interest checking accounts, partially offset by declines in consumer and public interest checking accounts and consumer savings accounts.

Federal funds purchased and repurchase agreements totaled $405.7 million at December 31, 2023 compared to $449.3 million at December 31, 2022, a decrease of $43.6 million, or 9.7%, principally due to a decrease in customer sweep transactions. Trustmark had $370.0 million of upstream federal funds purchased at December 31, 2023, compared to $383.0 million at December 31, 2022. Other borrowings totaled $483.2 million at December 31, 2023, a decrease of $567.7 million, or 54.0%, when compared with $1.051 billion at December 31, 2022, principally due to a decline in outstanding short-term FHLB advances obtained from the FHLB of Dallas.

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

Allowance for Credit Losses (ACL)

LHFI

The ACL, LHFI is a valuation account, calculated in accordance with FASB ASC Topic 326, that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL, LHFI represents Management’s best estimate of current expected credit losses on Trustmark’s existing LHFI portfolio considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. The ACL, LHFI is adjusted through the PCL, LHFI and reduced by the charge off of loan amounts, net of recoveries.

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of Trustmark’s LHFI portfolio segments. These segments are further disaggregated into loan classes, the level at which credit risk is estimated. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations. Determining the appropriateness of the ACL, LHFI is complex and requires judgment by Management about the effect of matters that are inherently uncertain. While Management utilizes its best judgment and information available, the ultimate adequacy of Trustmark’s ACL, LHFI is dependent upon a variety of factors beyond its controls, including the performance of the portfolios, the economy, changes in interest rates and the view of regulatory authorities toward classification of assets. In future periods, evaluations of the overall LHFI portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the ACL and PCL for LHFI. Given the nature of many of the factors, forecasts and assumptions in the ACL methodology for LHFI, it is not possible to provide meaningful estimates of the impact of any such potential change.

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

Evaluations of the unfunded commitments are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations. Determining the appropriateness of the ACL on off-balance sheet credit exposures is complex and requires judgment by Management about the effect of matters that are inherently uncertain. While Management utilizes its best judgment and information available, the ultimate adequacy of Trustmark’s ACL on off-balance sheet credit exposures is dependent upon a variety of factors beyond its control, including the performance of the portfolios, the economy, changes in interest rates and the view of regulatory authorities toward classification of assets. In future periods, evaluations of off-balance sheet credit exposures, in light of the factors and forecasts then prevailing, may result in significant changes in the ACL and PCL on off-balance sheet credit exposures. Given the nature of many of the factors, forecasts and assumptions in the ACL methodology for off-balance sheet credit exposures, it is not possible to provide meaningful estimates of the impact of any such potential change.

For a complete description of Trustmark’s ACL methodology for off-balance sheet credit exposures, please see the section captioned “Lending Related” in Note 16 – Commitments and Contingencies included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

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

By way of example, an increase in either the prepayment speed or discount rate assumption may result in a decrease in the fair value of the MSR, while a decrease in either assumption may result in an increase in the fair value of the MSR. In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates. These fluctuations can be rapid and may continue to be significant. Therefore, estimating prepayment speeds and/or discount rates within ranges that market participants would use in determining the fair value of the MSR requires significant management judgment.

At December 31, 2023, the MSR fair value was $131.9 million. The impact on the MSR fair value of either a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2023, would be a decline in fair value of approximately $4.8 million and $5.4 million, respectively. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts. See the section captioned “MSR” in Note 6 – Mortgage Banking included in Part II. Item 8. – Financial Statements and Supplementary Data of this report for additional information regarding the valuation of the MSR.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Years Ended December 31,
TANGIBLE EQUITY		2023	2022	2021
AVERAGE BALANCES
Total shareholders' equity		$1,570,098	$1,604,854	$1,770,151
Less: Goodwill		(384,237)	(384,237)	(384,463)
Identifiable intangible assets		(3,259)	(4,312)	(6,205)
Total average tangible equity		$1,182,602	$1,216,305	$1,379,483
PERIOD END BALANCES
Total shareholders' equity		$1,661,847	$1,492,268	$1,741,311
Less: Goodwill		(384,237)	(384,237)	(384,237)
Identifiable intangible assets		(2,965)	(3,640)	(5,074)
Total tangible equity	(a)	$1,274,645	$1,104,391	$1,352,000

TANGIBLE ASSETS
Total assets		$18,722,189	$18,015,478	$17,595,636
Less: Goodwill		(384,237)	(384,237)	(384,237)
Identifiable intangible assets		(2,965)	(3,640)	(5,074)
Total tangible assets	(b)	$18,334,987	$17,627,601	$17,206,325
Risk-weighted assets	(c)	$15,153,263	$14,521,078	$12,623,630

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$165,489	$71,887	$147,365
Plus: Intangible amortization net of tax		505	1,076	1,738
Net income adjusted for intangible amortization		$165,994	$72,963	$149,103
Period end common shares outstanding	(d)	61,071,173	60,977,686	61,648,679

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		14.04%	6.00%	10.81%
Tangible equity/tangible assets	(a)/(b)	6.95%	6.27%	7.86%
Tangible equity/risk-weighted assets	(a)/(c)	8.41%	7.61%	10.71%
Tangible book value	(a)/(d)*1,000	$20.87	$18.11	$21.93

COMMON EQUITY TIER 1 CAPITAL (CET1) - BASEL III
Total shareholders' equity		$1,661,847	$1,492,268	$1,741,311
CECL transition adjustment (2)		13,000	19,500	26,000
AOCI-related adjustments		219,723	275,403	32,560
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(370,212)	(370,241)	(370,252)
Other adjustments and deductions for CET1 (3)		(2,693)	(3,258)	(4,392)
CET1 capital	(e)	1,521,665	1,413,672	1,425,227
Additional tier 1 capital instruments plus related surplus		60,000	60,000	60,000
Tier 1 capital		$1,581,665	$1,473,672	$1,485,227
Common equity tier 1 risk-based capital ratio	(e)/(c)	10.04%	9.74%	11.29%

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

The following table presents adjustments to net income and select financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Years Ended December 31,
	2023		2022		2021
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income (GAAP)	$165,489	$2.70	$71,887	$1.17	$147,365	$2.34

Significant non-routine transactions (net of taxes):
Reduction in force expense	1,055	0.02	—	—	—	—
Litigation settlement expense	4,875	0.08	75,563	1.23	—	—
Voluntary early retirement program	—	—	—	—	4,275	0.07
Regulatory settlement charge (not tax deductible)	—	—	—	—	5,000	0.08
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$171,419	$2.80	$147,450	$2.40	$156,640	$2.49

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	10.54%	10.90%	4.48%	9.13%	8.32%	8.83%
Return on average tangible equity	14.04%	14.51%	6.00%	12.12%	10.81%	11.45%
Return on average assets	0.89%	0.92%	0.41%	0.84%	0.86%	0.92%

Reduction in Force Expense

During the fourth quarter 2023, Trustmark incurred reduction in force expenses of $1.4 million related to various restructuring initiatives.

Litigation Settlement Expense

On October 9, 2023, Trustmark entered into a settlement agreement that resolved all current and potential future claims relating to litigation involving Adams/Madison Timber. Information regarding this settlement and related litigation is set forth under the heading “Legal Proceedings” of Note 16 – Commitments and Contingencies in Part II. Item 8. – Financial Statements and Supplementary Data of this report. As a result of this settlement, Trustmark recognized a one-time charge of $6.5 million of litigation settlement expense during the third quarter of 2023.

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

Voluntary Early Retirement Program

During 2021, Trustmark completed a voluntary early retirement program and incurred one-time charges of $5.7 million ($5.6 million of non-routine salaries and employee benefits expense and $89 thousand of non-routine other miscellaneous expense) related to this program.

Regulatory Settlement Charge

During 2021, Trustmark finalized a settlement with regulatory authorities to resolve fair lending allegations in the Memphis metropolitan statistical area (MSA). Trustmark incurred a one-time settlement expense of $5.0 million and made other commitments to enhance credit opportunities to residents in majority-Black and Hispanic neighborhoods in the Memphis MSA.

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

Net interest income-FTE for the year ended December 31, 2023 increased $59.3 million, or 11.7%, when compared with the year ended December 31, 2022. The increase in net interest income-FTE when 2023 is compared to 2022 was principally due to increases in interest and fees on LHFS and LHFI-FTE and other interest income, partially offset by an increase in total interest expense. The net interest margin-FTE for 2023 increased 15 basis points to 3.32% when compared to 2022. The net interest margin-FTE excluding PPP loans and the balance held at the FRBA, which equals the reported net interest income-FTE excluding interest and fees on PPP loans and interest on the FRBA balance, as a percentage of average earning assets excluding average PPP loans and the average FRBA balance, was 3.25% for 2023, a decrease of 5 basis points when compared to 3.30% for 2022. The decrease in the net interest margin-FTE excluding PPP loans and the balance held at the FRBA for 2023 was principally due to higher costs of interest-bearing liabilities, partially offset by increases in the yields on the LHFS and LHFI and securities portfolios reflecting the higher interest rate environment.

At both December 31, 2023 and 2022, Trustmark had no PPP loans outstanding.

The average FRBA balance, included in other earning assets, for 2023 totaled $617.6 million, a decrease of $229.3 million, or 27.1%, when compared to 2022. Interest earned on the FRBA balance increased $25.0 million when 2023 is compared to 2022. The yield on the FRBA balance was 5.17% and 0.82% for 2023 and 2022, respectively, an increase of 435 basis points reflecting the FRBA's increase in the interest rate that it pays on reserves during 2023.

Average interest-earning assets for 2023 were $17.082 billion compared to $16.014 billion for 2022, an increase of $1.068 billion, or 6.7%. The increase in average earning assets during 2023 was primarily due to an increase in average loans (LHFS and LHFI) of $1.565 billion, or 13.9%, which was partially offset by decreases in average securities of $302.5 million, or 7.9%, and average other earning assets of $179.2 million, or 19.8%. The increase in average loans (LHFS and LHFI) was primarily attributable to an increase in the average balance of the LHFI portfolio of $1.596 billion, or 14.5%, partially offset by a decrease in the average balance of the LHFS portfolio of $30.8 million, or 15.9%, when balances at December 31, 2023 are compared to balances at December 31, 2022. See the sections captioned "LHFS" and "LHFI" for additional information regarding changes in the LHFS and LHFI portfolios. The decrease in average securities when 2023 is compared to 2022 was principally due to calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities. The decrease in average other earning assets when 2023 is compared to 2022 was primarily due to a decrease in reserves held at the FRBA.

Interest income-FTE totaled $892.3 million for 2023, an increase of $338.1 million, or 61.0%, while the yield on total earning assets increased 176 basis points to 5.22% when compared to 2022. The increase in interest income-FTE in 2023 primarily reflects increases in interest and fees on LHFS and LHFI-FTE and other interest income. During 2023, interest and fees on LHFS and LHFI-FTE increased $303.5 million, or 62.5%, when compared to 2022, while the yield on loans (LHFS and LHFI) increased to 6.16% compared to 4.32% as a result of the increase in the average balance of the LHFI portfolio as well as higher interest rates. During 2023, other interest income increased $29.1 million when compared to 2022, while the yield on other earning assets increased to 5.10% compared to 0.89%, principally due to the FRBA's increase in the interest rate paid on reserves during 2023. See the discussion above regarding changes in interest income and yields on balances held at the FRBA.

Average interest-bearing liabilities for 2023 totaled $12.983 billion compared to $10.987 billion for 2022, an increase of $1.996 billion, or 18.2%. The increase in average interest-bearing liabilities was primarily the result of increases in average interest-bearing deposits, average other borrowings and average federal funds purchased and securities sold under repurchase agreements. Average interest-bearing deposits for 2023 increased $1.083 billion, or 10.5%, when compared to 2022, reflecting growth in average time deposits and average interest-bearing demand deposits partially offset by declines in average savings deposits. Average other borrowings for 2023 increased $785.6 million when compared to 2022, principally due to the increase in short-term FHLB advances outstanding during the year. Average federal funds purchased and securities sold under repurchase agreements increased $127.6 million, or 45.0%, when 2023 is compared to 2022, principally due to an increase in upstream federal funds purchased during the year.

Interest expense for 2023 totaled $326.0 million, an increase of $278.8 million when compared with 2022, while the rate on total interest-bearing liabilities increased to 2.51% compared to 0.43%. The increase in total interest expense for 2023 reflected increases in interest on deposits, interest on federal funds purchased and securities sold under repurchase agreements and other interest expense. Interest on deposits increased $216.9 million, while the rate on interest-bearing deposits increased to 2.16% compared to 0.28% when 2023 is compared to 2022, primarily due to increases in interest on all categories of interest checking accounts, CDs and MMDAs, reflecting rising interest rates and higher average balances. Other interest expense increased $47.7 million, while the rate on other borrowings increased to 5.09% compared to 3.11%, when 2023 is compared to 2022, principally due to an increase in the amount of short-term FHLB advances obtained from the FHLB of Dallas during the year as well as the interest rate paid on short-term FHLB advances. Interest expense on federal funds purchased and securities sold under repurchase agreements increased $14.3 million, while the rate on federal funds purchased and securities sold under repurchase agreements increased to 4.97% compared to 2.16%, when 2023 is compared to 2022, principally due to the FRB’s increase in the target range for the federal funds rate as well as an increase in upstream federal funds purchased during the year.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Years Ended December 31,
	2023			2022			2021
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$1,492	$80	5.36%	$1,753	$74	4.22%	$79	$—	—
Securities available for sale:
Taxable	2,090,201	35,359	1.69%	2,932,054	38,799	1.32%	2,573,533	30,453	1.18%
Nontaxable	4,657	182	3.91%	4,997	195	3.90%	5,166	199	3.85%
Securities held to maturity:
Taxable	1,454,450	30,741	2.11%	911,010	20,918	2.30%	423,763	8,245	1.95%
Nontaxable	1,854	81	4.37%	5,623	227	4.04%	12,765	495	3.88%
PPP loans	—	—	—	14,868	639	4.30%	350,668	36,726	10.47%
Loans (LHFS and LHFI)	12,801,531	788,719	6.16%	11,236,388	485,246	4.32%	10,377,941	375,330	3.62%
Other earning assets	728,181	37,135	5.10%	907,414	8,080	0.89%	1,825,134	2,767	0.15%
Total interest-earning assets	17,082,366	892,297	5.22%	16,014,107	554,178	3.46%	15,569,049	454,215	2.92%
Other assets	1,718,058			1,567,921			1,599,114
Allowance for credit losses	(125,942)			(104,138)			(110,170)
Total Assets	$18,674,482			$17,477,890			$17,057,993

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,871,977	121,138	2.49%	$4,585,955	16,409	0.36%	$4,096,746	4,906	0.12%
Savings deposits	3,838,791	28,605	0.75%	4,579,742	9,654	0.21%	4,622,167	7,912	0.17%
Time deposits	2,691,682	96,208	3.57%	1,153,983	3,006	0.26%	1,287,663	4,127	0.32%
Federal funds purchased and securities sold under repurchase agreements	410,945	20,419	4.97%	283,328	6,127	2.16%	172,782	232	0.13%
Other borrowings	984,315	50,441	5.12%	198,672	4,963	2.50%	125,554	1,037	0.83%
Subordinated notes	123,364	4,751	3.85%	123,144	4,751	3.86%	122,933	4,752	3.87%
Junior subordinated debt securities	61,856	4,392	7.10%	61,856	2,215	3.58%	61,856	1,194	1.93%
Total interest-bearing liabilities	12,982,930	325,954	2.51%	10,986,680	47,125	0.43%	10,489,701	24,160	0.23%
Noninterest-bearing demand deposits	3,532,134			4,452,046			4,531,642
Other liabilities	589,320			434,310			266,499
Shareholders' equity	1,570,098			1,604,854			1,770,151
Total Liabilities and Shareholders' Equity	$18,674,482			$17,477,890			$17,057,993

Net Interest Margin		566,343	3.32%		507,053	3.17%		430,055	2.76%

Less tax equivalent adjustments:
Investments		55			89			146
Loans		13,410			12,256			11,558
Net Interest Margin per Consolidated Statements of Income		$552,878			$494,708			$418,351

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis) for the periods presented ($ in thousands):

	2023 Compared to 2022			2022 Compared to 2021
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$(12)	$18	$6	$—	$74	$74
Securities available for sale:
Taxable	(12,720)	9,280	(3,440)	4,508	3,838	8,346
Nontaxable	(13)	—	(13)	(7)	3	(4)
Securities held to maturity:
Taxable	11,669	(1,846)	9,823	10,962	1,711	12,673
Nontaxable	(164)	18	(146)	(287)	19	(268)
PPP loans	(319)	(320)	(639)	(22,339)	(13,748)	(36,087)
Loans, net of unearned income (LHFS and LHFI)	74,788	228,685	303,473	32,932	76,984	109,916
Other earning assets	(1,898)	30,953	29,055	(2,008)	7,321	5,313
Total interest-earning assets	71,331	266,788	338,119	23,761	76,202	99,963

Interest paid on:
Interest-bearing demand deposits	1,093	103,636	104,729	648	10,855	11,503
Savings deposits	(1,806)	20,757	18,951	(73)	1,815	1,742
Time deposits	8,831	84,371	93,202	(399)	(722)	(1,121)
Federal funds purchased and securities sold under repurchase agreements	3,676	10,616	14,292	233	5,662	5,895
Other borrowings	35,951	9,527	45,478	881	3,045	3,926
Subordinated notes	10	(10)	—	9	(10)	(1)
Junior subordinated debt securities	—	2,177	2,177	—	1,021	1,021
Total interest-bearing liabilities	47,755	231,074	278,829	1,299	21,666	22,965
Change in net interest income on a tax equivalent basis	$23,576	$35,714	$59,290	$22,462	$54,536	$76,998

The change in interest due to both volume and yield or rate has been allocated to change due to volume and change due to yield or rate in proportion to the absolute value of the change in each. Tax-exempt income has been adjusted to a tax equivalent basis using the federal statutory corporate tax rate in effect for each of the three years presented. The balances of nonaccrual loans and the related income recognized have been included for purposes of these computations.

Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL, LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI totaled $27.4 million for 2023, compared to a PCL, LHFI of $21.7 million for 2022 and a negative PCL, LHFI of $21.5 million for 2021. The PCL, LHFI for 2023 primarily reflected an increase in required reserves as a result of loan growth, net changes in the qualitative reserve factors, changes in the macroeconomic forecasts and extended maturities on the secured by 1-4 family residential properties portfolio resulting from lower prepayment speeds, partially offset by a decline in specific reserves for individually analyzed LHFI.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled a negative $2.8 million for 2023 compared to $1.2 million for 2022, and a negative $2.9 million for 2021. The release in PCL on off-balance sheet credit exposures for 2023 primarily reflected a decrease in required reserves due to a decline in unfunded commitments partially offset by an increase in required reserves as a result of changes in the total reserve rate.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income

Noninterest income represented 27.2%, 29.3% and 34.7% of total revenue, before securities gains (losses), net in 2023, 2022 and 2021, respectively. The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2023		2022		2021
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$43,416	3.0%	$42,157	26.8%	$33,246	3.0%
Bank card and other fees	33,439	-7.4%	36,105	4.2%	34,662	11.7%
Mortgage banking, net	26,216	-7.4%	28,306	-55.6%	63,750	-49.3%
Insurance commissions	57,569	7.2%	53,721	10.7%	48,511	7.4%
Wealth management	35,092	0.2%	35,013	-0.5%	35,190	11.3%
Other, net	11,187	13.7%	9,842	50.2%	6,551	-24.3%
Total noninterest income before securities gains (losses), net	206,919	0.9%	205,144	-7.6%	221,910	-19.2%
Securities gains (losses), net	39	n/m	—	—	—	—
Total noninterest income	$206,958	0.9%	$205,144	-7.6%	$221,910	-19.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income for the year ended December 31, 2023 are discussed in further detail below. For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The increase in service charges on deposit accounts when 2023 is compared to 2022 was principally due to an increase in service charges on personal interest checking accounts partially offset by a decline in NSF and overdraft charges on consumer deposit accounts.

Bank Card and Other Fees

The decrease in bank card and other fees when 2023 is compared to 2022 was principally due to declines in customer derivatives revenue and miscellaneous other bank fees.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2023		2022		2021
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$27,196	3.4%	$26,291	3.2%	$25,476	7.6%
Change in fair value-MSR from runoff	(10,030)	-28.5%	(14,034)	-30.4%	(20,160)	21.5%
Gain on sales of loans, net	15,345	-24.0%	20,178	-64.0%	55,976	-49.5%
Mortgage banking income before net hedge ineffectiveness	32,511	0.2%	32,435	-47.1%	61,292	-48.1%
Change in fair value-MSR from market changes	(1,489)	n/m	38,181	n/m	13,258	n/m
Change in fair value of derivatives	(4,806)	-88.6%	(42,310)	n/m	(10,800)	n/m
Net hedge ineffectiveness	(6,295)	52.5%	(4,129)	n/m	2,458	-68.6%
Mortgage banking, net	$26,216	-7.4%	$28,306	-55.6%	$63,750	-49.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net when 2023 is compared to 2022 was principally due to a decline in the gain on sales of loans, net and an increase in the net negative hedge ineffectiveness, partially offset by a decline in the run-off of the MSR. Mortgage loan production totaled $1.454 billion for 2023, a decrease of $670.7 million, or 31.6%, when compared to 2022. Mortgage loan production totaled $2.125 billion for 2022, a decrease of $678.1 million, or 24.2%, when compared to 2021. Loans serviced for others totaled $8.477 billion at December 31, 2023, compared with $8.116 billion at December 31, 2022, and $7.953 billion at December 31, 2021.

Representing a significant component of mortgage banking income is gain on sales of loans, net. The decrease in the gain on sales of loans, net when 2023 is compared to 2022 was primarily the result of decreases in the volume of loans sold as well as lower profit margins in secondary marketing activities partially offset by an increase in the mortgage valuation adjustment. Loan sales decreased $107.0 million, or 8.6%, during 2023 to total $1.136 billion compared to a decrease of $1.043 billion, or 45.6%, during 2022 to total $1.243 billion. The decrease in loan sales during 2023 and 2022 was principally due to a decline in mortgage lending activity as result of rising interest rates.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2023		2022		2021
	Amount	% Change	Amount	% Change	Amount	% Change
Partnership amortization for tax credit purposes	$(7,988)	28.6%	$(6,211)	-22.5%	$(8,011)	40.5%
Increase in life insurance cash surrender value	7,018	5.2%	6,673	0.6%	6,630	-3.6%
Other miscellaneous income	12,157	29.6%	9,380	18.3%	7,932	6.1%
Total other, net	$11,187	13.7%	$9,842	50.2%	$6,551	-24.3%

The increase in other income, net when 2023 is compared to 2022 was primarily due to an increase in other miscellaneous income partially offset by an increase in the amortization of tax credit partnerships as a result of investment in new tax credit partnerships. The increase in other miscellaneous income when 2023 is compared with 2022 was principally due to increases in cash management service charges partially offset by declines in gains on the sales of premises and equipment and gain on non-qualified benefit plans.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2023		2022		2021
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$304,665	6.0%	$287,440	1.2%	$284,158	4.4%
Services and fees (2)	109,478	3.8%	105,469	14.3%	92,282	10.1%
Net occupancy-premises	29,482	0.7%	29,264	8.2%	27,043	2.1%
Equipment expense	26,142	6.9%	24,448	0.5%	24,337	4.6%
Litigation settlement expense	6,500	-93.5%	100,750	n/m	—	—
Other expense (1)(2)	61,652	10.4%	55,842	-9.2%	61,476	1.7%
Total noninterest expense	$537,919	-10.8%	$603,213	23.3%	$489,296	4.9%

n/m - percentage changes greater than +/- 100% are not considered meaningful

(1)
During 2022, Trustmark reclassified its other real estate expense, net to other expense. Prior periods have been reclassified accordingly.
(2)
During 2023, Trustmark reclassified its debit card transaction fees from other expense to services and fees. Prior periods have been reclassified accordingly.

Changes in the various components of noninterest expense for the year ended December 31, 2023 are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits expense when 2023 is compared to 2022 was principally due to increases in salaries expense, primarily due to general merit increases, accrued management performance incentives and commission expense due to improvements in insurance production, partially offset by a decline in commission expense due to the decline in mortgage originations.

Services and Fees

The increase in services and fees when 2023 is compared to 2022 was principally due to increases in data processing charges related to software and business process outsourcing fees, partially offset by a decrease in other services and fees.

Equipment Expense

The increase in equipment expense when 2023 is compared to 2022 was principally due to increases in data processing equipment expenses, depreciation on furniture and equipment and personal property taxes.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2023		2022		2021
	Amount	% Change	Amount	% Change	Amount	% Change
Loan expense (2)	$11,114	-9.3%	$12,249	-0.6%	$12,329	-18.8%
Amortization of intangibles	675	-52.9%	1,434	-38.1%	2,316	-24.1%
FDIC assessment expense	13,529	83.2%	7,385	33.9%	5,515	-9.4%
Regulatory settlement charge	—	—	—	-100.0%	5,000	n/m
Other real estate expense, net (1)	119	-89.9%	1,173	-66.8%	3,528	80.4%
Other miscellaneous expense	36,215	7.8%	33,601	2.5%	32,788	-4.1%
Total other expense	$61,652	10.4%	$55,842	-9.2%	$61,476	1.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

(1)
During 2022, Trustmark reclassified its other real estate expense, net to other expense. Prior periods have been reclassified accordingly.
(2)
During 2023, Trustmark reclassified its debit card transaction fees from other expense to services and fees. Prior periods have been reclassified accordingly.

The increase in other expense when 2023 is compared to 2022 was principally due to an increase in FDIC assessment expense, primarily due to an increase in the assessment rate, partially offset by a decline in loan expense.

For additional analysis of other real estate and foreclosure expenses, please see the section captioned “Nonperforming Assets.”

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

The following table provides the net income by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
General banking	$145,204	$55,121	$131,247
Wealth management	7,958	5,671	6,650
Insurance	12,327	11,095	9,468
Consolidated net income	$165,489	$71,887	$147,365

General Banking

Net interest income for the General Banking Segment for 2023 increased $57.6 million, or 11.8%, when compared with 2022, principally due to increases in interest and fees on LHFS and LHFI, other interest income and interest on securities, partially offset by an increase in total interest expense. Net interest income for the General Banking Segment for 2022 increased $76.2 million, or 18.4%, when compared with 2021, principally due to increases in interest and fees on LHFS and LHFI and interest on securities, partially offset by a decline in interest and fees on PPP loans and an increase in total interest expense. The PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for 2023 totaled $26.7 million compared to a PCL of $22.9 million during 2022 and a negative PCL of $24.4 million during 2021. For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $2.9 million, or 2.5%, during 2023 compared to a decrease of $21.5 million, or 15.6%, during 2022. The decrease in noninterest income for the General Banking Segment during 2023 was primarily due to the decreases in bank card and other fees and mortgage banking, net, partially offset by increases in service charges on deposit accounts and other income, net. The decrease in noninterest income for the General Banking Segment during 2022 was primarily due to the decrease in mortgage banking, net, partially offset by increases in service charges on deposit accounts and other income, net. Noninterest income for the General Banking Segment represented 17.2% of total revenue for 2023, 19.2% for 2022 and 25.0% for 2021. Noninterest income for the General Banking Segment includes service charges on deposit accounts; wealth management; bank card and other fees; mortgage banking, net; other income, net and securities gains (losses), net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment decreased $67.9 million, or 12.8%, during 2023 compared to an increase of $109.8 million, or 26.1%, during 2022. The decrease in noninterest expense for the General Banking Segment for 2023 was principally due to decreases in litigation settlement expense, outside services and fees and loan expenses, partially offset by increases in salaries and employee benefits, data processing expenses related to software and FDIC assessment expense. During 2023, Trustmark recognized litigation settlement expense of $6.5 million as a result of the settlement relating to the litigation involving the Adams/Madison timber compared to litigation settlement expense of $100.0 million and legal fees of $750 thousand recognized in 2022 as a result of the settlement relating to the litigation involving the Stanford Financial Group. The increase in noninterest expense for the General Banking Segment for 2022 was principally due to increases in litigation settlement expense, services and fees, net occupancy-premises and salaries and employee benefits, partially offset by non-routine transaction expenses incurred during 2021. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During 2023, net income for the Wealth Management Segment increased $2.3 million, or 40.3%, compared to a decrease of $979 thousand, or 14.7%, during 2022. The increase in net income for the Wealth Management Segment during 2023 was principally due to an increase in the negative PCL. The decrease in net income for the Wealth Management Segment during 2022 was principally due to an increase in noninterest expense.

Net interest income for the Wealth Management Segment increased $558 thousand, or 10.5%, during 2023 compared to an increase of $160 thousand, or 3.1%, during 2022. The increase in net interest income for the Wealth Management Segment during 2023 and 2022 was principally due to an increase in interest and fees on loans partially offset by an increase in interest on deposits generated by the Private Banking Group. The PCL for the Wealth Management Segment for 2023 totaled a negative $2.1 million compared to a negative PCL of $21 thousand during 2022 and a negative PCL of $9 thousand during 2021.

Noninterest income for the Wealth Management Segment, which includes income related to investment management, trust and brokerage services, decreased $136 thousand, or 0.4%, during 2023, principally due to declines in income from brokerage services and other miscellaneous income partially offset by increases in income from trust management and annuity services and indirect income allocated to the Wealth Management Segment. Noninterest income for the Wealth Management Segment decreased $348 thousand, or 1.0%, during 2022, principally due to declines in income from brokerage services and trust management services, partially offset by an increase in income from annuity services. Noninterest expense decreased $534 thousand, or 1.6%, during 2023 compared to an increase of $1.2 million, or 3.6%, during 2022. The decrease in noninterest expense for the Wealth Management Segment for 2023 was principally due to a decrease in data processing charges related to software, partially offset by an increase in business process outsourcing expenses. The increase in noninterest expense for the Wealth Management Segment for 2022 was principally due to an increase in salary and employee benefit expense, primarily due to increases in commissions expense and annual performance incentives, and data processing charges related to software, partially offset by a decline in other miscellaneous expenses.

At December 31, 2023 and 2022, Trustmark held assets under management and administration of $8.250 billion and $16.913 billion and brokerage assets of $2.592 billion and $2.327 billion, respectively.

Insurance

Net income for the Insurance Segment during 2023 increased $1.2 million, or 11.1%, compared to an increase of $1.6 million, or 17.2%, during 2022. Noninterest income for the Insurance Segment, which predominately consists of insurance commissions, increased $4.8 million, or 8.9%, during 2023, compared to an increase of $5.1 million, or 10.5%, during 2022. The increase in noninterest income for the Insurance Segment during 2023 was principally due to increases in commercial property and casualty commissions, other commission income and other miscellaneous income. The increase in noninterest income for the Insurance Segment during 2022 was principally due to increases in property and casualty commissions, other commission income and group health commissions.

Noninterest expense for the Insurance Segment increased $3.1 million, or 8.1%, during 2023 and $2.9 million, or 8.1%, during 2022. The increase in noninterest expense for the Insurance Segment for 2023 was principally due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes. The increase in noninterest expense for the Insurance Segment for 2022 was principally due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes, partially offset by a decrease in outside services and fees.

Trustmark performed an annual impairment test of the book value of goodwill held in the Insurance Segment as of October 1, 2023, 2022, and 2021. Based on this analysis, Trustmark concluded that no impairment charge was required. An extended period of falling prices and suppressed demand for the products of the Insurance Segment could result in impairment of goodwill in the future. FBBI’s ability to maintain the current income trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships and seeking new business in other markets.

Income Taxes

For the year ended December 31, 2023, Trustmark’s combined effective tax rate was 16.1% compared to 2.5% in 2022 and 16.0% in 2021. The decline in the effective tax rate for 2022 was principally due to the net loss recorded for 2022 as a result of the $100.8 million of litigation settlement expense. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets. Average earning assets totaled $17.082 billion, or 91.5% of total average assets, at December 31, 2023, compared with $16.014 billion, or 91.6% of total average assets, at December 31, 2022, an increase of $1.068 billion, or 6.7%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio at December 31, 2023 and 2022 was 4.5 and 4.9 years, respectively.

When compared with December 31, 2022, total investment securities decreased by $329.4 million, or 9.4%, during 2023. This decrease resulted primarily from calls, maturities and pay-downs of the underlying loans of GSE guaranteed securities partially offset by an increase in the fair market value of securities available for sale. Trustmark sold $4.8 million of available for sale securities during 2023, generating a net gain of $39 thousand, compared to no securities sold during 2022.

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

At December 31, 2023, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss) (AOCI) in the accompanying consolidated balance sheets totaled $57.6 million compared to $69.2 million at December 31, 2022.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At December 31, 2023, available for sale securities totaled $1.763 billion, which represented 55.3% of the securities portfolio, compared to $2.024 billion, or 57.5%, at December 31, 2022. At December 31, 2023, unrealized losses, net on available for sale securities totaled $196.1 million compared to unrealized losses, net of $246.6 million at December 31, 2022. At December 31, 2023, available for sale securities consisted of U.S. Treasury securities, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At December 31, 2023, held to maturity securities totaled $1.426 billion and represented 44.7% of the total securities portfolio, compared with $1.495 billion, or 42.5%, at December 31, 2022.

The following table details the weighted-average yield for each range of maturities of securities available for sale and held to maturity using the amortized cost at December 31, 2023 (tax equivalent basis):

	Maturing
	Within One Year	After One, But Within Five Years	After Five, But Within Ten Years	After Ten Years	Total
Securities Available for Sale
U.S. Treasury securities	1.08%	1.18%	—	—	1.17%
U.S. Government agency obligations	8.58%	7.00%	2.27%	7.22%	5.34%
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	0.93%	1.65%	3.75%	2.51%	2.51%
Issued by FNMA and FHLMC	2.83%	2.04%	1.95%	1.44%	1.49%
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	2.37%	2.40%	2.13%	2.26%
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	4.88%	3.41%	5.63%	3.57%	5.56%
Total securities available for sale	1.10%	1.35%	3.93%	1.50%	1.69%

Securities Held to Maturity
U.S. Treasury securities	—	1.04%	—	—	1.04%
Obligations of states and political subdivisions	5.17%	—	—	—	5.17%
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	—	—	4.49%	4.49%
Issued by FNMA and FHLMC	—	1.91%	1.90%	1.68%	1.68%
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	1.95%	1.95%	1.95%
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	2.53%	2.09%	2.96%	2.32%
Total securities held to maturity	5.17%	2.41%	2.06%	1.81%	2.07%

Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 99.99% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s). None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime. Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and FRBA, Trustmark does not hold any other equity investment in a GSE.

At December 31, 2023, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at December 31, 2023 ($ in thousands):

	December 31, 2023
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,959,007	100.0%	$1,762,878	100.0%
Total securities available for sale	$1,959,007	100.0%	$1,762,878	100.0%

Securities Held to Maturity
Aaa	$1,425,939	100.0%	$1,355,164	100.0%
Not Rated (1)	340	—	340	—
Total securities held to maturity	$1,426,279	100.0%	$1,355,504	100.0%

(1)
Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security. At December 31, 2023, approximately 100.0% of the available for sale securities, measured at the estimated fair value, and the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At December 31, 2023, LHFS totaled $184.8 million, consisting of $106.0 million of residential real estate mortgage loans in the process of being sold to third parties and $78.8 million of Government National Mortgage Association (GNMA) optional repurchase loans. At December 31, 2022, LHFS totaled $135.2 million, consisting of $64.4 million of residential real estate mortgage loans in the process of being sold to third parties and $70.8 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2023 or 2022.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 4 – LHFI and Allowance for Credit Losses, LHFI of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

LHFI

The table below provides the carrying value of the LHFI portfolio by loan class for the years ended December 31, 2023 and 2022 ($ in thousands):

	December 31,
	2023		2022
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$642,886	5.0%	$690,616	5.7%
Other secured by 1-4 family residential properties	622,397	4.8%	590,790	4.8%
Secured by nonfarm, nonresidential properties	3,489,434	26.9%	3,278,830	26.9%
Other real estate secured	1,312,551	10.1%	742,538	6.1%
Other loans secured by real estate:
Other construction	867,793	6.7%	1,028,926	8.4%
Secured by 1-4 family residential properties	2,282,318	17.6%	2,185,057	17.9%
Commercial and industrial loans	1,922,910	14.9%	1,821,259	14.9%
Consumer loans	165,734	1.3%	170,230	1.4%
State and other political subdivision loans	1,088,466	8.4%	1,223,863	10.0%
Other commercial loans and leases	556,035	4.3%	471,930	3.9%
LHFI	$12,950,524	100.0%	$12,204,039	100.0%

LHFI at December 31, 2023 increased $746.5 million, or 6.1%, compared to December 31, 2022. The increase in LHFI during 2023 was primarily due to net growth in LHFI secured by real estate, commercial and industrial LHFI and other commercial LHFI and leases partially offset by a decline in state and other political subdivision LHFI.

LHFI secured by real estate (loans secured by real estate and other loans secured by real estate) increased $700.6 million, or 8.2%, during 2023, principally due to net growth in Trustmark's Alabama, Mississippi and Texas market regions. LHFI secured by other real estate increased $570.0 million, or 76.8%, during 2023, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Alabama, Texas and Mississippi market regions, partially offset by pay-offs of LHFI secured by multi-family residential properties. Excluding other construction loan reclassifications, LHFI secured by other real estate declined by $160.8 million, or 21.7%. LHFI secured by nonfarm, nonresidential properties (NFNR LHFI) increased $210.6 million, or 6.4%, during 2023, principally due to movement from the other construction loans category. Excluding other construction loan reclassifications, the NFNR LHFI portfolio decreased $286.0 million, or 8.7%, during 2023 primarily due to declines in nonowner-occupied loans in the Mississippi, Alabama, Florida and Tennessee market regions as well as declines in owner-occupied loans in the Texas and Alabama market regions, which were partially offset by growth in owner-occupied loans in the Mississippi market region and nonowner-occupied loans in the Texas market region. Other construction loans decreased $161.1 million, or 15.7%, during 2023 primarily due to other construction loans moved to other loan categories upon the completion of the related construction project partially offset by new construction loans across all five market regions. During 2023, $1.227 billion loans were moved from other construction to other loan categories, including $730.8 million to multi-family residential loans, $419.1 million to nonowner-occupied loans and $77.5 million to owner-occupied loans. Excluding all reclassifications between loan categories, other construction loans increased $1.060 billion during 2023, reflecting growth in the Alabama, Texas, Mississippi and Florida market regions. LHFI secured by 1-4 family residential properties increased $97.3 million, or 4.5%, during 2023, primarily in the Mississippi market region. Trustmark's LHFI secured by 1-4 family residential properties are primarily included in the Mississippi market region because these loans are centrally analyzed and approved as part of the mortgage line of business which is located in Jackson, Mississippi. LHFI secured by construction, land development and other land decreased $47.7 million, or 6.9%, during 2023 principally due to declines in 1-4 family construction loans in Trustmark's Alabama, Florida, Tennessee and Mississippi market regions. LHFI secured by other 1-4 family residential properties, which primarily consists of revolving home equity lines of credit, increased $31.6 million, or 5.4%, during 2023 reflecting growth across all five market regions.

Commercial and industrial LHFI increased $101.7 million, or 5.6%, during 2023, primarily due to growth in Trustmark’s Alabama market region, principally due to the growth in equipment finance (EF) loans, partially offset by a decline in the Tennessee market region. Other commercial LHFI and leases increased $84.1 million, or 17.8%, during 2023, principally due to an increase in the Alabama market region, primarily due to growth in EF leases, partially offset by declines in the Mississippi and Tennessee market regions. During 2023, Trustmark introduced the EF lending line of business through its Georgia LPO providing commercial customers with loans and leases for equipment and machinery. At December 31, 2023, EF loans totaled $130.5 million and were included in the commercial and industrial LHFI loan portfolio in Trustmark's Alabama market region. At December 31, 2023, EF leases, which include sales-type and direct financing leases, totaled $137.7 million and were included in the other commercial LHFI and leases portfolio in Trustmark's Alabama market region. For additional information regarding the EF leases, please see the sections captioned “Lessor Arrangements” included in Note 1 - Significant Accounting Policies and Note 9 – Leases of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

State and other political subdivision LHFI decreased $135.4 million, or 11.1%, during 2023 reflecting declines across all five market regions.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties at December 31, 2023 and 2022 ($ in thousands):

	December 31,
	2023	2022
Home equity loans	$58,176	$45,532
Home equity lines of credit	430,933	412,013
Percentage of loans and lines for which Trustmark holds first lien	47.8%	51.7%
Percentage of loans and lines for which Trustmark does not hold first lien	52.2%	48.3%

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

The following table presents the LHFI composition by region at December 31, 2023 and reflects a diversified mix of loans by region ($ in thousands):

	December 31, 2023
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$642,886	$286,345	$35,567	$185,817	$37,194	$97,963
Other secured by 1-4 family residential properties	622,397	151,446	54,998	304,167	79,875	31,911
Secured by nonfarm, nonresidential properties	3,489,434	960,656	233,908	1,431,968	153,226	709,676
Other real estate secured	1,312,551	583,165	1,761	396,715	7,587	323,323
Other loans secured by real estate:
Other construction	867,793	402,093	2,059	249,589	—	214,052
Secured by 1-4 family residential properties	2,282,318	—	—	2,278,162	4,156	—
Commercial and industrial loans	1,922,910	658,573	25,406	780,949	217,729	240,253
Consumer loans	165,734	22,752	7,491	105,502	20,306	9,683
State and other political subdivision loans	1,088,466	71,882	52,759	813,291	25,999	124,535
Other commercial loans and leases	556,035	209,731	8,494	219,470	46,646	71,694
LHFI	$12,950,524	$3,346,643	$422,443	$6,765,630	$592,718	$1,823,090

Construction, Land Development and Other Land Loans by Region
Lots	$71,875	$30,186	$8,353	$17,257	$4,714	$11,365
Development	146,655	74,015	1,262	36,690	12,649	22,039
Unimproved land	101,941	17,432	12,853	36,573	8,094	26,989
1-4 family construction	322,415	164,712	13,099	95,297	11,737	37,570
Construction, land development and other land loans	$642,886	$286,345	$35,567	$185,817	$37,194	$97,963

Loans Secured by Nonfarm, Nonresidential (NFNR) Properties by Region
Nonowner-occupied:
Retail	$346,844	$128,743	$25,732	$91,057	$17,721	$83,591
Office	286,511	104,114	19,857	94,294	1,649	66,597
Hotel/motel	270,740	144,403	47,111	53,227	25,999	—
Mini-storage	157,938	32,452	1,917	103,500	756	19,313
Industrial	382,737	57,386	19,762	123,306	9,730	172,553
Health care	97,783	69,352	688	25,021	333	2,389
Convenience stores	26,254	3,315	425	13,777	249	8,488
Nursing homes/senior living	508,665	229,352	—	160,359	4,901	114,053
Other	110,828	31,370	9,232	52,521	8,321	9,384
Total nonowner-occupied loans	2,188,300	800,487	124,724	717,062	69,659	476,368

Owner-occupied:
Office	152,053	44,028	38,401	39,790	11,459	18,375
Churches	62,217	17,098	4,178	34,899	3,541	2,501
Industrial warehouses	159,227	11,619	4,618	40,837	16,330	85,823
Health care	125,304	11,031	6,274	87,507	2,269	18,223
Convenience stores	142,537	12,593	29,299	65,031	14	35,600
Retail	89,174	9,606	15,644	37,340	17,694	8,890
Restaurants	48,172	4,010	3,503	22,316	15,095	3,248
Auto dealerships	43,556	5,533	201	21,383	16,439	—
Nursing homes/senior living	345,108	31,644	—	287,264	—	26,200
Other	133,786	13,007	7,066	78,539	726	34,448
Total owner-occupied loans	1,301,134	160,169	109,184	714,906	83,567	233,308
Loans secured by NFNR properties	$3,489,434	$960,656	$233,908	$1,431,968	$153,226	$709,676

Trustmark’s variable rate LHFI are based primarily on various prime and SOFR interest rate bases. The following table provides information regarding Trustmark’s LHFI maturities by loan class and interest rate terms at December 31, 2023 ($ in thousands):

	Maturing
		One Year	Five Years
	Within	Through	Through	After
	One Year	Five	Fifteen	Fifteen
	or Less	Years	Years	Years	Total
Loans secured by real estate:
Construction, land development and other land	$412,967	$192,672	$19,576	$17,671	$642,886
Other secured by 1-4 family residential properties	56,969	238,281	310,411	16,736	622,397
Secured by nonfarm, nonresidential properties	754,572	2,134,093	589,766	11,003	3,489,434
Other real estate secured	467,767	783,585	61,183	16	1,312,551
Other loans secured by real estate:
Other construction	85,609	756,987	25,197	—	867,793
Secured by 1-4 family residential properties	32,907	173,694	1,042,746	1,032,971	2,282,318
Commercial and industrial loans	394,100	1,407,426	121,384	—	1,922,910
Consumer loans	47,201	112,881	5,652	—	165,734
State and other political subdivision loans	166,048	481,354	395,030	46,034	1,088,466
Other commercial loans and leases	82,096	353,230	120,298	411	556,035
LHFI	$2,500,236	$6,634,203	$2,691,243	$1,124,842	$12,950,524

Loans with Fixed Interest Rates
Loans secured by real estate:
Construction, land development and other land	$66,290	$55,541	$18,641	$17,671	$158,143
Other secured by 1-4 family residential properties	27,414	112,902	39,957	392	180,665
Secured by nonfarm, nonresidential properties	331,490	988,144	167,304	317	1,487,255
Other real estate secured	46,600	90,350	10,145	16	147,111
Other loans secured by real estate:
Other construction	5,530	3,509	1,201	—	10,240
Secured by 1-4 family residential properties	1,944	38,959	306,835	1,026,761	1,374,499
Commercial and industrial loans	89,144	568,126	99,542	—	756,812
Consumer loans	28,349	103,423	5,652	—	137,424
State and other political subdivision loans	164,702	454,756	376,780	25,854	1,022,092
Other commercial loans and leases	21,019	159,494	119,506	75	300,094
LHFI	$782,482	$2,575,204	$1,145,563	$1,071,086	$5,574,335

Loans with Variable Interest Rates
Loans secured by real estate:
Construction, land development and other land	$346,677	$137,131	$935	$—	$484,743
Other secured by 1-4 family residential properties	29,555	125,379	270,454	16,344	441,732
Secured by nonfarm, nonresidential properties	423,082	1,145,949	422,462	10,686	2,002,179
Other real estate secured	421,167	693,235	51,038	—	1,165,440
Other loans secured by real estate:
Other construction	80,079	753,478	23,996	—	857,553
Secured by 1-4 family residential properties	30,963	134,735	735,911	6,210	907,819
Commercial and industrial loans	304,956	839,300	21,842	—	1,166,098
Consumer loans	18,852	9,458	—	—	28,310
State and other political subdivision loans	1,346	26,598	18,250	20,180	66,374
Other commercial loans and leases	61,077	193,736	792	336	255,941
LHFI	$1,717,754	$4,058,999	$1,545,680	$53,756	$7,376,189

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

As discussed above, the disconnect of economic factors means that changes in rating caused by deteriorating and weak economic conditions as a result of the pandemic are not being captured in the quantitative reserve. During 2020, due to unforeseen pandemic conditions that varied from Management’s expectations, additional reserves were further dimensioned in order to appropriately reflect the risk within the portfolio related to the COVID-19 pandemic. In an effort to ensure the External Factor – Pandemic qualitative factor is reasonable and supportable, historical Trustmark loss data was leveraged to construct a framework that is quantitative in nature. To dimension the additional reserve, Management uses the sensitivity of the quantitative commercial loan reserve to changes in macroeconomic conditions to apply to loans rated acceptable or better (risk rates 1-4). In addition, to account for the known changes in risk, a weighted average of the commercial loan portfolio loss rate, derived from the performance trends qualitative factor, is used to dimension additional reserves for downgraded credits. Loans rated acceptable with risk (risk rate 5) or watch (risk rate 6) received the additional reserves based on the average of the macroeconomic conditions and weighted average of the commercial loan portfolio loss rate while the loans rated special mention (risk rate 7) and substandard (risk rate 8) received additional reserves based on the weighted-average described above. During 2022, Management noted that all pass rate loans (risk rate 5 and 6) related to the External Factor - Pandemic qualitative factor either did not experience significant stress related to the pandemic or have since recovered and does not expect future stresses attributed to the pandemic that may affect these loans. As a result, Management decided to accelerate the release of the additional pandemic reserves on all pass rate loans as a result of pandemic conditions resolving. During the fourth quarter of 2023, Management decided to resolve the External Factor-Pandemic qualitative factor as a result of the remaining loan balances that were identified as COVID affected loans were immaterial from both a reserve and balance perspective. The remaining loans were incorporated back into the performance qualitative factor as a result of this resolution. Further, due to this resolution there is no longer any active External Factor as of December 31, 2023.

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

During 2022, Management elected to activate the nature and volume of the portfolio qualitative factor as a result of a sub-pool of the secured by 1-4 family residential properties growing to a significant size along with the underlying nature being different as well. The nature and volume of the portfolio qualitative factor utilizes a WARM methodology that uses industry data for the assumptions to support the qualitative adjustment. The industry data is used to compile a PD based on credit score ranges along with using the industry data to compile an LGD. The sub-pool of credits is then aggregated into the appropriate credit score bands in which a weighted average loss rate is calculated based on the PD and LGD for each credit score range. This weighted average loss rate is then applied to the expected balance for the sub-segment of credits. This total is then used as the qualitative reserve adjustment.

Trustmark's current quantitative methodologies do not completely incorporate changes in credit quality. As a result, Trustmark utilizes the performance trends factor. This factor is based on migration analyses, that allocates additional ACL to non-pass/delinquent loans within each pool. In this way, Management believes the ACL will directly reflect changes in risk, based on the performance of the loans with a pool, whether declining or improving.

The performance trends qualitative factor is estimated by properly segmenting loan pools into risk levels by risk rating for commercial credits and delinquency status for consumer credits. A migration analysis is then performed quarterly using a third-party software and the results for each risk level are compiled to calculate the historical PD average for each loan portfolio based on risk levels. This average historical PD rate is updated annually. For the mortgage portfolio, Trustmark uses an internal report to incorporate a roll rate method for the calculation of the PD rate. In addition, to the PD rate for each portfolio, Management incorporates the quantitative rate and the k value derived from the Frye-Jacobs method to calculate a loss estimate that includes both PD and LGD. The quantitative rate is used to eliminate any additional reserve that the quantitative reserve already includes. Finally, the loss estimate rate is then applied to the total balances for each risk level for each portfolio to calculate a qualitative reserve

Determining the appropriateness of the allowance is complex and requires judgment by Management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall LHFI portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.

For a complete description of Trustmark’s ACL methodology and the quantitative and qualitative factors included in the calculation, please see Note 4 – LHFI and Allowance for Credit Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

At December 31, 2023, the ACL, LHFI was $139.4 million, an increase of $19.2 million, or 15.9%, when compared with December 31, 2022. The increase in the ACL, LHFI during 2023 was principally due to loan growth, net changes in the qualitative reserve factors, changes in the macroeconomic forecasts and extended maturities on the secured by 1-4 family residential properties portfolio resulting from lower prepayment speeds, partially offset by a decline in specific reserves for individually analyzed LHFI. Allocation of Trustmark’s ACL, LHFI represented 0.85% of commercial LHFI and 1.81% of consumer and home mortgage LHFI, resulting in an

ACL to total LHFI of 1.08% at December 31, 2023. This compares with an ACL to total LHFI of 0.99% at December 31, 2022, which was allocated to commercial LHFI at 0.85% and to consumer and home mortgage LHFI at 1.41%.

The table below illustrates the changes in Trustmark’s ACL on LHFI as well as Trustmark’s loan loss experience for the periods presented ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$120,214	$99,457	$117,306
LHFI charged off	(17,515)	(11,332)	(10,275)
Recoveries	9,306	10,412	13,925
Net (charge-offs) recoveries	(8,209)	(920)	3,650
PCL, LHFI	27,362	21,677	(21,499)
Balance at end of period	$139,367	$120,214	$99,457

Charge-offs exceeded recoveries for 2023 resulting in net charge-offs of $8.2 million, or 0.06% of average loans (LHFS and LHFI), compared to net charge-offs of $920 thousand, or 0.01% of average loans (LHFS and LHFI), in 2022, and net recoveries of $3.7 million, or -0.04% of average loans (LHFS and LHFI), in 2021. The increase in net charge-offs during 2023 was principally due to increases in charge-offs in the Texas, Mississippi and Alabama market regions as well as declines in recoveries in the Alabama, Mississippi and Florida market regions, partially offset by an increase in recoveries in the Tennessee market region.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Alabama	$(873)	$2,019	$1,299
Florida	130	652	521
Mississippi	(5,347)	(2,713)	(111)
Tennessee	1,644	(790)	940
Texas	(3,763)	(88)	1,001
Total net (charge-offs) recoveries	$(8,209)	$(920)	$3,650

The following table presents selected credit ratios for the periods presented ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
ACL, LHFI to Total LHFI	1.08%	0.99%	0.97%
ACL, LHFI	$139,367	$120,214	$99,457
LHFI	12,950,524	12,204,039	10,247,829

Nonaccrual LHFI to Total LHFI	0.77%	0.53%	0.61%
Nonaccrual LHFI	$100,008	$65,972	$62,698
LHFI	12,950,524	12,204,039	10,247,829

ACL, LHFI to Nonaccrual LHFI	139.36%	182.22%	158.63%
ACL, LHFI	$139,367	$120,214	$99,457
Nonaccrual LHFI	100,008	65,972	62,698

Net (Charge-offs) Recoveries to Average LHFI
Construction, land development and other land loans	-0.02%	0.16%	0.28%
Net (charge-offs) recoveries	$(100)	$1,054	$1,525
Average LHFI	652,922	655,680	551,266
Other loans secured by 1-4 family residential properties	0.02%	0.07%	0.08%
Net (charge-offs) recoveries	$119	$372	$396
Average LHFI	599,723	541,383	505,063
Loans secured by nonfarm, nonresidential properties	0.06%	0.05%	0.04%
Net (charge-offs) recoveries	$2,050	$1,418	$1,076
Average LHFI	3,455,308	3,094,532	2,846,103
Other loans secured by real estate	—	-0.02%	—
Net (charge-offs) recoveries	$28	$(117)	$20
Average LHFI	1,079,402	636,658	971,881
Other construction loans	-0.35%	0.01%	0.01%
Net (charge-offs) recoveries	$(3,380)	$69	$47
Average LHFI	976,849	831,435	757,716
Loans secured by 1-4 family residential properties	-0.06%	—	—
Net (charge-offs) recoveries	$(1,419)	$13	$(49)
Average LHFI	2,250,931	1,881,006	1,328,220
Commercial and industrial loans	-0.06%	0.02%	0.03%
Net (charge-offs) recoveries	$(1,095)	$284	$336
Average LHFI	1,867,199	1,603,499	1,331,537
Consumer loans	-2.48%	-0.35%	0.02%
Net (charge-offs) recoveries	$(4,098)	$(562)	$25
Average LHFI	165,241	161,145	156,826
State and other political subdivision loans	—	—	—
Net (charge-offs) recoveries	$—	$—	$—
Average LHFI	1,104,444	1,159,939	1,098,190
Other commercial loans and leases	-0.06%	-0.72%	0.06%
Net (charge-offs) recoveries	$(314)	$(3,451)	$274
Average LHFI	486,518	477,296	474,291
Total LHFI	-0.06%	-0.01%	0.04%
Net (charge-offs) recoveries	$(8,209)	$(920)	$3,650
Average LHFI	12,638,537	11,042,573	10,021,093

The PCL, LHFI for 2023 totaled 0.21% of average loans (LHFS and LHFI), compared to 0.19% of average loans (LHFS and LHFI) in 2022 and -0.21% of average loans (LHFS and LHFI) in 2021. The PCL, LHFI for 2023 primarily reflected an increase in required reserves as a result of loan growth, net changes in the qualitative reserve factors, changes in the macroeconomic forecasts and extended maturities on the secured by 1-4 family residential properties portfolio resulting from lower prepayment speeds, partially offset by a decline in specific reserves for individually analyzed LHFI.

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

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. At December 31, 2023, the ACL on off-balance sheet credit exposures totaled $34.1 million compared to $36.8 million at December 31, 2022, a decrease of $2.8 million, or 7.5%. The PCL, off-balance sheet credit exposures totaled a negative $2.8 million for 2023, compared to a PCL, off-balance sheet credit exposures totaled $1.2 million for 2022 and a negative PCL, off-balance sheet credit exposures of $2.9 million for 2021. The release in PCL, off-balance sheet credit exposures for 2023 primarily reflected a decrease in required reserves due to a decline in unfunded commitments partially offset by an increase in required reserves as a result of changes in the total reserve rate.

Nonperforming Assets

The table below provides the components of the nonperforming assets by geographic market region at December 31, 2023 and 2022 ($ in thousands):

	December 31,
	2023	2022
Nonaccrual LHFI
Alabama	$23,271	$12,300
Florida	170	227
Mississippi	54,615	24,683
Tennessee	1,802	5,566
Texas	20,150	23,196
Total nonaccrual LHFI	100,008	65,972
Other real estate
Alabama	1,397	194
Mississippi	1,242	1,769
Tennessee	—	23
Texas	4,228	—
Total other real estate	6,867	1,986
Total nonperforming assets	$106,875	$67,958

Nonperforming assets/total loans (LHFS and LHFI) and other real estate	0.81%	0.55%

Loans Past Due 90 Days or More
LHFI	$5,790	$3,929
LHFS - Guaranteed GNMA services loans (1)	$51,243	$49,320

(1)
No obligation to repurchase.

For additional information regarding the Trustmark’s serviced GNMA loans eligible for repurchase, please see the section captioned “Loans Held for Sale (LHFS)” included in Note 1 – Significant Accounting Policies of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Nonaccrual LHFI

At December 31, 2023, nonaccrual LHFI totaled $100.0 million, or 0.76% of total LHFS and LHFI, reflecting an increase of $34.0 million, or 51.6%, relative to December 31, 2022. The increase in nonaccrual LHFI was primarily as a result of three large commercial credits placed on nonaccrual as well as an increase in mortgage nonaccruals that were partially offset by other commercial credits that were foreclosed, charged off, returned to accrual or paid off.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” in Note 4 – LHFI and Allowance for Credit Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Other Real Estate

Other real estate at December 31, 2023 increased $4.9 million when compared with December 31, 2022, principally due to properties foreclosed in the Texas, Mississippi and Alabama market regions partially offset by properties sold in Trustmark’s Mississippi market region.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2023
	Total	Alabama	Mississippi	Tennessee	Texas
Balance at beginning of period	$1,986	$194	$1,769	$23	$—
Additions	7,237	1,073	1,706	230	4,228
Disposals	(2,555)	(194)	(2,108)	(253)	—
Net (write-downs) recoveries	199	324	(125)	—	—
Balance at end of period	$6,867	$1,397	$1,242	$—	$4,228

	Year Ended December 31, 2022
	Total	Alabama	Mississippi	Tennessee	Texas
Balance at beginning of period	$4,557	$—	$4,557	$—	$—
Additions	1,533	151	1,359	23	—
Disposals	(4,142)	(48)	(4,094)	—	—
Net (write-downs) recoveries	38	91	(53)	—	—
Balance at end of period	$1,986	$194	$1,769	$23	$—

	Year Ended December 31, 2021
	Total	Alabama	Mississippi	Tennessee	Texas
Balance at beginning of period	$11,651	$3,271	$8,330	$50	$—
Additions	770	—	717	53	—
Disposals	(6,932)	(3,063)	(3,741)	(128)	—
Net (write-downs) recoveries	(932)	(208)	(749)	25	—
Balance at end of period	$4,557	$—	$4,557	$—	$—

Net recoveries of other real estate increased $161 thousand during 2023 compared to a decrease in net write-downs of other real estate of $970 thousand during 2022. The increase in net recoveries of other real estate during 2023 compared to 2022 was primarily due to a decline in write-downs on foreclosed properties in the Mississippi market region as well as an increase in recoveries at foreclosure for properties in the Alabama market region, partially offset by reserves released during 2022 as a result of properties sold in the Mississippi and Alabama market regions.

The following table illustrates other real estate by type of property at December 31, 2023 and 2022 ($ in thousands):

	December 31,
	2023	2022
1-4 family residential properties	$1,977	$1,128
Nonfarm, nonresidential properties	4,835	561
Other real estate properties	55	297
Total other real estate	$6,867	$1,986

Deposits

Trustmark’s deposits are its primary source of funding and consist primarily of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, MMDA, certificates of deposit and individual retirement accounts. Total deposits were $15.570 billion at December 31, 2023 compared to $14.438 billion at December 31, 2022, an increase of $1.132 billion, or 7.8%, primarily reflecting an increase in interest-bearing deposits partially offset by a decrease in noninterest-bearing deposit accounts. During 2023, noninterest-bearing deposits decreased $896.2 million, or 21.9%, as a result of declines in all categories of noninterest-bearing deposits reflecting customers' desire for higher-yielding deposit accounts. Interest-bearing deposits increased $2.028 billion, or 19.6%, during 2023, primarily due to growth in CDs, which was principally attributable to deposit campaigns offered during 2023 and the addition of $578.8 million of brokered CDs, business and consumer MMDA and business interest checking accounts, partially offset by declines in consumer and public interest checking accounts and consumer savings accounts.

At December 31, 2023, Trustmark's total uninsured deposits were $5.601 billion, or 36.0% of total deposits, compared to $5.831 billion, or 40.4% of total deposits, at December 31, 2022.

The maturities of time deposits that exceed the FDIC insurance limit of $250 thousand at December 31, 2023 are as follows ($ in thousands):

Three months or less	$355,175
Over three months through six months	286,191
Over six months through twelve months	153,104
Over twelve months	27,961
Total time deposits in excess of FDIC insurance limit	$822,431

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and repurchase agreements totaled $405.7 million at December 31, 2023 compared to $449.3 million at December 31, 2022, a decrease of $43.6 million, or 9.7%. At December 31, 2023 and 2022, $35.7 million and $66.3 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had $370.0 million of upstream federal funds purchased at December 31, 2023, compared to $383.0 million at December 31, 2022.

Other borrowings totaled $483.2 million at December 31, 2023, a decrease of $567.7 million, or 54.0%, when compared with $1.051 billion at December 31, 2022, principally due to a decline in outstanding short-term FHLB advances obtained from the FHLB of Dallas.

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

At December 31, 2023, the fair value of the Continuing Plan’s assets totaled $2.4 million and was exceeded by the projected benefit obligation of $5.9 million by $3.5 million. Net periodic benefit cost equaled $262 thousand in 2023, compared to $410 thousand in 2022 and $1.1 million in 2021.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions. For 2023, 2022 and 2021, the process used to select the discount rate assumption under FASB ASC Topic 715, "Compensation-Retirement Benefits," takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow. Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations. Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes. The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is December 31. For the plan year ending December 31, 2023, Trustmark’s minimum required contribution to the Continuing Plan was $154 thousand; however, Trustmark contributed $609 thousand, $455 thousand in excess of the minimum required. For the plan year ending December 31, 2024, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $128 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2024 to determine any additional funding requirements by the plan’s measurement date.

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
At December 31, 2023, the accrued benefit obligation for the supplemental retirement plans equaled $41.6 million, while the net periodic benefit cost equaled $2.5 million in 2023, $2.4 million in 2022 and $2.5 million in 2021. The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plans’ measurement date. The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow. At December 31, 2023, unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

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

Capital Resources and Liquidity

At December 31, 2023, Trustmark’s total shareholders’ equity was $1.662 billion, an increase of $169.6 million, or 11.4%, when compared to December 31, 2022. The increase in shareholders’ equity during 2023 was primarily as a result of net income of $165.5 million as well as an increase in the fair market value of available for sale securities, net of tax, of $38.1 million and a decrease in the unrealized net holding losses on securities transferred from available for sale to held to maturity, net of tax, of $11.7 million, partially offset by common stock dividends of $56.7 million. Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios. This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.5%. AOCI is not included in computing regulatory capital. Trustmark has elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. At December 31, 2023, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2023. To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since December 31, 2023, which Management believes have affected Trustmark’s or TNB’s present classification.

In 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. At December 31, 2023 and 2022, the carrying amount of the subordinated notes was $123.5 million and $123.3 million, respectively. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at December 31, 2023 and 2022. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at December 31, 2023 and 2022. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 17 – Shareholders’ Equity in Part II. Item 8. – Financial Statements and Supplementary Data of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2023 and 2022.

Dividends on Common Stock

Dividends per common share for each of the years ended December 31, 2023, 2022 and 2021 were $0.92. Trustmark’s dividend payout ratio for 2023, 2022 and 2021 was 33.95%, 78.63%, and 39.15%, respectively. The increase in the dividend payout ratio for 2022 was principally due to the $100.8 million of litigation settlement expense recorded during the fourth quarter of 2022. Since Trustmark is a holding company and does not conduct operations, its primary source of liquidity are dividends paid from TNB and borrowings from outside sources. Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years. In 2024, TNB will have available approximately $95.1 million plus its net income for that year to pay as dividends to Trustmark. The actual amount of any dividends declared in 2024 by Trustmark will be determined by Trustmark’s Board of Directors. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share payable of March 15, 2024, to shareholders of record on March 1, 2024.

Stock Repurchase Plan

From time to time, Trustmark’s Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow Trustmark to proactively manage its capital position and return excess capital to shareholders. Shares purchased also provide Trustmark with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the stock repurchase plan effective April 1, 2020 through December 31, 2021, Trustmark repurchased approximately 1.9 million shares of its common stock valued at $61.8 million. Under the stock repurchase plan effective January 1, 2022 through December 31, 2022, Trustmark repurchased approximately 789 thousand shares of its common stock valued at $24.6 million. Under the stock repurchase plan effective January 1, 2023 through December 31, 2023, Trustmark did not repurchase any of its outstanding common stock. On December 5, 2023, the Board of Directors of Trustmark authorized a new stock repurchase program, effective January 1, 2024, under which $50.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2024. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. No shares have been repurchased under this stock repurchase program.

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

The asset side of the balance sheet provides liquidity primarily through maturities and cash flows from loans and securities as well as the ability to pledge or sell certain loans and securities. The liability portion of the balance sheet provides liquidity primarily through noninterest and interest-bearing deposits. Trustmark utilizes federal funds purchased, FHLB advances, securities sold under repurchase agreements, the Discount Window and brokered deposits to provide additional liquidity. Access to these additional sources represents Trustmark’s incremental borrowing capacity.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled to $14.935 billion for 2023 and represented approximately 80.0% of average liabilities and shareholders’ equity, compared to average deposits of $14.772 billion, which represented 84.5% of average liabilities and shareholders’ equity for 2022.

Trustmark had $712.0 million held in an interest-bearing account at the FRBA at December 31, 2023, compared to $434.0 million at December 31, 2022. The increase in Trustmark's balance held at the FRBA was principally due to cash balance management at year-end.

Trustmark utilizes brokered deposits to supplement other wholesale funding sources. At December 31, 2023, brokered sweep MMDA deposits totaled $10.6 million compared to $15.1 million at December 31, 2022. In addition, Trustmark had $578.8 million of brokered CDs at December 31, 2023 compared to none at December 31, 2022. The increase in brokered CDs during 2023 was primarily due to leveraging comparatively attractive brokered CD pricing as a component of funding loan growth.

At December 31, 2023, Trustmark had $370.0 million of upstream federal funds purchased compared to $383.0 million of upstream federal funds purchased at December 31, 2022. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $400.0 million of outstanding short-term advances and no long-term advances at December 31, 2023, compared to $975.0 million of short-term and no long-term FHLB advances outstanding at December 31, 2022. Trustmark had no letters of credit outstanding with the FHLB of Dallas at December 31, 2023, and 2022. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $4.003 billion at December 31, 2023.

In addition, at December 31, 2023, Trustmark had no short-term and $58 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to no short-term and $78 thousand in long-term FHLB advances outstanding at December 31, 2022. Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At December 31, 2023, Trustmark had approximately $842.0 million available in unencumbered Treasury and agency securities compared to $797.0 million at December 31, 2022.

Another borrowing source is the Discount Window. At December 31, 2023, Trustmark had approximately $1.374 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.345 billion at December 31, 2022.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

On March 12, 2023, the U.S. Treasury Department, the FRB and the FDIC jointly announced the establishment of the Bank Term Funding Program (BTFP), in response to recent liquidity concerns within the banking industry in part due to recent deposit runs that resulted in a few large bank failures. The BTFP was designed to provide available additional funding to eligible depository institutions to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets (valued at par) as collateral. The BTFP is intended to eliminate the need for depository institutions to quickly sell their securities when they are experiencing stress on their liquidity. As of December 31, 2023, Trustmark had not accessed the BTFP.

During 2020, Trustmark issued $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. The subordinated notes. At December 31, 2023 and 2022, the carrying amount of the subordinated notes was $123.5 million and $123.3 million, respectively. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At December 31, 2023, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of December 31, 2023, Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part II. Item 8. – Financial Statements and Supplementary Data of this report for the expected timing of such payments as of December 31, 2023. These include payments related to (i) short-term and long-term borrowings (Note 11 – Borrowings), (ii) operating and finance leases (Note 9 – Leases), (iii) time deposits with stated maturity dates (Note 10 – Deposits) and (iv) commitments to extend credit and standby letters of credit (Note 16 – Commitments and Contingencies).

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

Following the LIBOR cessation date of June 30, 2023, the nationwide process for replacing LIBOR in financial contracts that mature thereafter and that do not provide for an effective means to replace LIBOR upon its cessation took effect pursuant to the Adjustable Interest Rate (LIBOR) Act. For contracts in which a party has the discretion to identify a replacement rate, the Adjustable Interest Rate (LIBOR) Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate to be identified by the FRB. Trustmark had a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that were either directly or indirectly dependent on LIBOR. As December 31, 2023, all of Trustmark’s LIBOR exposure was remediated or in the process of being remediated. The transition from LIBOR could create costs and additional risk. Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, Trustmark has implemented various measures to manage the transition and mitigate risks. For additional information regarding the transition from LIBOR and Trustmark’s management of this transition, please see the respective risk factor included in Part I. Item 1A. – Risk Factors of this report.

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

Derivatives Designated as Hedging Instruments

During 2022, Trustmark initiated a cash flow hedging program. Trustmark's objectives in initiating this hedging program were to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At December 31, 2023, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.125 billion compared to $825.0 million at December 31, 2022.

Trustmark records any gains or losses on these cash flow hedges in AOCI. Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components totaled $57 thousand of amortization expense for the year ended December 31, 2023, and is included in interest and fees on LHFS and LHFI. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. For the years ended December 31, 2023 and 2022, Trustmark reclassified a loss, net of tax, of $12.3 million and $345 thousand, respectively, into interest and fees on LHFS and LHFI. During the next twelve months, Trustmark estimates that $13.2 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $171.4 million at December 31, 2023, with a negative valuation adjustment of $150 thousand, compared to $165.4 million, with a positive valuation adjustment of $325 thousand at December 31, 2022.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $285.0 million at December 31, 2023 compared to $277.0 million at December 31, 2022. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $6.3 million for the year ended December 31, 2023, compared to a net negative ineffectiveness of $4.1 million for the year ended December 31, 2022 and a net positive ineffectiveness of $2.5 million for the year ended December 31, 2021.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At December 31, 2023, Trustmark had interest rate swaps with an aggregate notional amount of $1.500 billion related to this program, compared to $1.391 billion at December 31, 2022.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At December 31, 2023, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.4 million compared to none at December 31, 2022. At December 31, 2023 and 2022, Trustmark had posted collateral of $2.0 million and $740 thousand, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At December 31, 2023, Trustmark had entered into six risk participation agreements as a beneficiary with and aggregate notional amount of $40.1 million compared to five risk participation agreements as a beneficiary with an aggregate notional amount of $50.2 million at December 31, 2022. At December 31, 2023, Trustmark had entered into thirty-five risk participation agreements as a guarantor with an aggregate notional amount of $304.7 million, compared to twenty-nine risk participation agreements as a guarantor with an aggregate notional amount of $235.8 million at December 31, 2022. The aggregate fair values of these risk participation agreements were immaterial at December 31, 2023 and 2022.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at December 31, 2023 and 2022. Given the substantial increase in market rates, the down 200 basis points scenario has been added to the table below for the year ended December 31, 2023.

	Estimated % Change
	in Net Interest Income
Change in Interest Rates	2023	2022
+200 basis points	0.5%	3.3%
+100 basis points	0.3%	1.7%
-100 basis points	-0.4%	-1.8%
-200 basis points	-1.0%	—

Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2024 or additional actions Trustmark could undertake in response to changes in interest rates. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at December 31, 2023 and 2022.

	Estimated % Change
	in Net Portfolio Value
Change in Interest Rates	2023	2022
+200 basis points	-2.3%	-1.6%
+100 basis points	-0.9%	-0.6%

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

At December 31, 2023, the MSR fair value was $131.9 million, compared to $129.7 million at December 31, 2022. The impact on the MSR fair value of a 10% adverse change in prepayment speeds or a 100-basis point increase in discount rates at December 31, 2023 would be a decline in fair value of approximately $4.8 million and $5.4 million, respectively, compared to a decline in fair value of approximately $4.5 million and $5.4 million, respectively, at December 31, 2022. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Trustmark Corporation

Jackson, Mississippi

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses, LHFI Reasonable and Supportable Forecasts

As described in Note 1 - Significant Accounting Policies and Note 4 – Loans Held For Investment and Allowance for Credit Losses, LHFI to the consolidated financial statements, the Company uses a third-party software application to calculate the quantitative portion of the allowance for credit losses, which employs a discounted cash flow (DCF) or weighted average remaining maturity (WARM) method by loan pool. A reasonable and supportable forecast is developed through a Loss Driver Analysis (LDA) by loan class. The LDA uses charge off data from Trustmark National Bank’s Federal Financial Institutions Examination Council (FFIEC) reports to construct a periodic default rate (PDR). The PDR is decomposed into a probability of default (PD). Regressions are run using the data for various macroeconomic variables in order to determine which correlate to the Company’s losses. These variables are then incorporated into the application to calculate a quarterly PD using a third-party baseline forecast. Loss given default (LGD) is derived from a method that traces the relationship between LGD and PD over a period of time and projects LGD based on the PD forecast. This model approach is applicable to all pools within the construction, land development and other land, other secured by 1-4 family residential properties, secured by nonfarm, nonresidential properties and other real estate secured loan classes, as well as all other consumer and other loans pools. For commercial and industrial loan pools, the Company uses its own PD and LGD data. The Company utilizes a third-party bond default study to derive the PD and LGD for the obligations of state and political subdivisions pool.

The Company determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools in which models were developed through the LDA. To the extent the lives of the loans in the LHFI portfolio extend beyond this forecast period, Trustmark uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2015, which is the year the engagement letter was signed for the audit of the 2016 financial statements.

Fort Lauderdale, Florida

February 15, 2024

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	December 31,
	2023	2022
Assets
Cash and due from banks	$975,543	$734,787
Federal funds sold and securities purchased under reverse repurchase agreements	—	4,000
Securities available for sale, at fair value (amortized cost: $1,959,007-2023; $2,270,709-2022; allowance for credit losses (ACL): $0)	1,762,878	2,024,082
Securities held to maturity, net of ACL of $0 (fair value: $1,355,504-2023; $1,406,589-2022)	1,426,279	1,494,514
Loans held for sale (LHFS)	184,812	135,226
Loans held for investment (LHFI)	12,950,524	12,204,039
Less ACL, LHFI	139,367	120,214
Net LHFI	12,811,157	12,083,825
Premises and equipment, net	232,537	212,365
Mortgage servicing rights (MSR)	131,870	129,677
Goodwill	384,237	384,237
Identifiable intangible assets, net	2,965	3,640
Other real estate, net	6,867	1,986
Operating lease right-of-use assets	38,142	36,301
Other assets	764,902	770,838
Total Assets	$18,722,189	$18,015,478

Liabilities
Deposits:
Noninterest-bearing	$3,197,620	$4,093,771
Interest-bearing	12,372,143	10,343,877
Total deposits	15,569,763	14,437,648
Federal funds purchased and securities sold under repurchase agreements	405,745	449,331
Other borrowings	483,230	1,050,938
Subordinated notes	123,482	123,262
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	34,057	36,838
Operating lease liabilities	41,584	38,932
Other liabilities	340,625	324,405
Total Liabilities	17,060,342	16,523,210

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 61,071,173 shares - 2023; 60,977,686 shares - 2022	12,725	12,705
Capital surplus	159,688	154,645
Retained earnings	1,709,157	1,600,321
Accumulated other comprehensive income (loss), net of tax	(219,723)	(275,403)
Total Shareholders' Equity	1,661,847	1,492,268
Total Liabilities and Shareholders' Equity	$18,722,189	$18,015,478

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Interest Income
Interest and fees on LHFS & LHFI	$775,309	$472,990	$363,772
Interest and fees on PPP loans	—	639	36,726
Interest on securities:
Taxable	66,100	59,717	38,698
Tax exempt	208	333	548
Interest on federal funds sold and securities purchased under reverse repurchase agreements	80	74	—
Other interest income	37,135	8,080	2,767
Total Interest Income	878,832	541,833	442,511
Interest Expense
Interest on deposits	245,951	29,069	16,945
Interest on federal funds purchased and securities sold under repurchase agreements	20,419	6,127	232
Other interest expense	59,584	11,929	6,983
Total Interest Expense	325,954	47,125	24,160
Net Interest Income	552,878	494,708	418,351
Provision for credit losses (PCL), LHFI	27,362	21,677	(21,499)
PCL, off-balance sheet credit exposures	(2,781)	1,215	(2,949)
Net Interest Income After PCL	528,297	471,816	442,799
Noninterest Income
Service charges on deposit accounts	43,416	42,157	33,246
Bank card and other fees	33,439	36,105	34,662
Mortgage banking, net	26,216	28,306	63,750
Insurance commissions	57,569	53,721	48,511
Wealth management	35,092	35,013	35,190
Other, net	11,187	9,842	6,551
Securities gains (losses), net	39	—	—
Total Noninterest Income	206,958	205,144	221,910
Noninterest Expense
Salaries and employee benefits	304,665	287,440	284,158
Services and fees (2)	109,478	105,469	92,282
Net occupancy - premises	29,482	29,264	27,043
Equipment expense	26,142	24,448	24,337
Litigation settlement expense	6,500	100,750	—
Other expense (1)(2)	61,652	55,842	61,476
Total Noninterest Expense	537,919	603,213	489,296
Income Before Income Taxes	197,336	73,747	175,413
Income taxes	31,847	1,860	28,048
Net Income	$165,489	$71,887	$147,365

Earnings Per Share
Basic	$2.71	$1.17	$2.35
Diluted	$2.70	$1.17	$2.34
(1)
During the first quarter of 2022, Trustmark reclassified its other real estate expense, net to other expense. The prior periods have been reclassified accordingly.
(2)
During the first quarter of 2023, Trustmark reclassified its debit card transaction fees from other expense to services and fees. The prior periods have been reclassified accordingly.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income per consolidated statements of income	$165,489	$71,887	$147,365
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	38,133	(172,143)	(37,090)
Reclassification adjustment for net (gains) losses realized in net income	(29)	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	11,668	(64,525)	1,985
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(518)	8,094	2,134
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	83	83	84
Recognized net loss due to lump sum settlements	19	—	137
Change in net actuarial loss	133	817	1,241
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(6,098)	(15,514)	—
Reclassification adjustment for (gain) loss realized in net income	12,289	345	—
Other comprehensive income (loss), net of tax	55,680	(242,843)	(31,509)
Comprehensive income (loss)	$221,169	$(170,956)	$115,856

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2021	63,424,526	$13,215	$233,120	$1,495,833	$(1,051)	$1,741,117
Net income per consolidated statements of income	—	—	—	147,365	—	147,365
Other comprehensive income (loss), net of tax	—	—	—	—	(31,509)	(31,509)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(58,085)	—	(58,085)
Shares withheld to pay taxes, long-term incentive plan	133,907	28	(1,407)	—	—	(1,379)
Repurchase and retirement of common stock	(1,909,754)	(398)	(61,401)	—	—	(61,799)
Compensation expense, long-term incentive plan	—	—	5,601	—	—	5,601
Balance, December 31, 2021	61,648,679	12,845	175,913	1,585,113	(32,560)	1,741,311
Net income per consolidated statements of income	—	—	—	71,887	—	71,887
Other comprehensive income (loss), net of tax	—	—	—	—	(242,843)	(242,843)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(56,679)	—	(56,679)
Shares withheld to pay taxes, long-term incentive plan	118,398	24	(1,711)	—	—	(1,687)
Repurchase and retirement of common stock	(789,391)	(164)	(24,440)	—	—	(24,604)
Compensation expense, long-term incentive plan	—	—	4,883	—	—	4,883
Balance, December 31, 2022	60,977,686	12,705	154,645	1,600,321	(275,403)	1,492,268
Net income per consolidated statements of income	—	—	—	165,489	—	165,489
Other comprehensive income (loss), net of tax	—	—	—	—	55,680	55,680
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(56,653)	—	(56,653)
Shares withheld to pay taxes, long-term incentive plan	93,487	20	(1,112)	—	—	(1,092)
Compensation expense, long-term incentive plan	—	—	6,155	—	—	6,155
Balance, December 31, 2023	61,071,173	$12,725	$159,688	$1,709,157	$(219,723)	$1,661,847

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating Activities
Net income per consolidated statements of income	$165,489	$71,887	$147,365
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	24,581	22,892	(24,448)
Depreciation and amortization	35,756	39,882	45,813
Net amortization of securities	6,140	11,206	20,310
Securities (gains) losses, net	(39)	—	—
Gains on sales of loans, net	(13,599)	(24,914)	(70,954)
Compensation expense, long-term incentive plan	6,155	4,883	5,601
Deferred income tax provision	(4,800)	(16,800)	20,115
Proceeds from sales of LHFS	1,149,609	1,267,967	2,357,108
Purchases and originations of LHFS	(1,177,563)	(1,116,232)	(2,171,605)
Originations of MSR	(13,712)	(17,843)	(28,125)
Earnings on bank-owned life insurance	(5,244)	(4,875)	(4,853)
Net change in other assets	(11,454)	(51,921)	42,400
Net change in other liabilities	34,376	167,743	19,645
Other operating activities, net	1,192	(57,359)	(9,601)
Net cash from operating activities	196,887	296,516	348,771

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	103,051	136,135	197,091
Proceeds from maturities, prepayments and calls of securities available for sale	301,344	435,386	835,200
Proceeds from sales of securities available for sale	4,796	—	—
Purchases of securities held to maturity	(19,491)	(604,938)	—
Purchases of securities available for sale	—	(230,527)	(2,150,935)
Net proceeds from bank-owned life insurance	(46)	288	1,772
Net change in federal funds sold and securities purchased under reverse repurchase agreements	4,000	(4,000)	50
Net change in member bank stock	17,830	(39,329)	(1,220)
Net change in LHFI and PPP loans	(761,931)	(1,925,327)	(197,800)
Proceeds from sales of PPP loans	—	—	353,287
Purchases of premises and equipment	(40,082)	(26,624)	(27,360)
Proceeds from sales of premises and equipment	1,863	5,107	961
Proceeds from sales of other real estate	2,410	3,136	5,064
Purchases of software	(8,575)	(7,388)	(3,836)
Investments in tax credit and other partnerships	(16,343)	(22,321)	(17,288)
Net cash from investing activities	(411,174)	(2,280,402)	(1,005,014)

Financing Activities
Net change in deposits	1,132,115	(649,512)	1,038,396
Net change in federal funds purchased and securities sold under repurchase agreements	(43,586)	210,754	74,058
Net change in other borrowings	(575,020)	974,981	(19,189)
Payments under finance lease obligations	(721)	(1,409)	(1,434)
Common stock dividends	(56,653)	(56,679)	(58,085)
Repurchase and retirement of common stock	—	(24,604)	(61,799)
Shares withheld to pay taxes, long-term incentive plan	(1,092)	(1,687)	(1,379)
Net cash from financing activities	455,043	451,844	970,568

Net change in cash and cash equivalents	240,756	(1,532,042)	314,325
Cash and cash equivalents at beginning of year	734,787	2,266,829	1,952,504
Cash and cash equivalents at end of year	$975,543	$734,787	$2,266,829

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting periods and the related disclosures. Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2024 actual conditions could vary from those anticipated, which could affect Trustmark’s financial condition and results of operations. Actual results could differ from those estimates.

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

Allowance for Credit Losses (ACL)

Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 326 requires a current expected credit losses methodology for estimating allowances for credit losses and applies to all financial instruments carried at amortized cost, including securities held to maturity, and makes targeted improvements to the accounting for credit losses on securities available for sale.

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

Past due LHFI are loans contractually past due 30 days or more as to principal or interest payments. A LHFI is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when the contractual payment of principal or interest becomes 90 days past due on commercial credits and 120 days past due on non-business purpose credits. In addition, a credit may be placed on nonaccrual at any other time Management has serious doubts about further collectability of principal or interest according to the contractual terms, even though the loan is currently performing. A LHFI may remain in accrual status if it is in the process of collection and well-secured. When a LHFI is placed in nonaccrual status, interest accrued but not received is reversed against interest income. Interest payments received on nonaccrual LHFI are applied against principal under the cost-recovery method, until qualifying for return to accrual status. Under the cost-recovery method, interest income is not recognized until the principal balance is reduced to zero. LHFI are restored to accrual status when the ultimate collectability of the total contractual principal and interest is no longer in doubt and the obligation has either been brought current or has performed in accordance with the contractual terms for a reasonable period of time.

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

Trustmark estimates the ACL on LHFI using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Trustmark uses a third-party software application to calculate the quantitative portion of the ACL on LHFI using a methodology and assumptions specific to each loan pool. The qualitative portion of the allowance is based on general economic conditions and other internal and external factors affecting Trustmark as a whole as well as specific LHFI. Factors considered include the following: lending policies and procedures, economic conditions and concentrations of credit, nature and volume of the portfolio, performance trends, and external factors. The quantitative and qualitative portions of the allowance are added together to determine the total ACL on LHFI, which reflects Management’s expectations of future conditions based on reasonable and supportable forecasts.

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

LHFI are charged off against the ACL on LHFI, with any subsequent recoveries credited back to the ACL on LHFI account. Recoveries may not exceed the aggregate of amounts previously charged off. Trustmark’s Loan Policy Manual dictates the guidelines to be followed in determining when a loan is charged off. Commercial purpose LHFI are charged off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted. Consumer LHFI secured by 1-4 family residential real estate are generally charged off or written down to the fair value of the collateral less cost to sell at no later than 180 days of delinquency. Non-real estate consumer purpose LHFI, including both secured and unsecured loans, are generally charged off by 120 days of delinquency. Consumer revolving lines of credit and credit card debt are generally charged off on or prior to 180 days of delinquency.

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

Trustmark economically hedges changes in the fair value of the MSR attributable to interest rates. See the section titled “Derivative Financial Instruments – Derivatives Not Designated as Hedging Instruments” of this note for information regarding these derivative instruments.

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

Leases

Lessor Arrangements

Trustmark leases certain types of machinery and equipment to its commercial customers through sales-type and direct financing leases as part of its equipment financing portfolio. Sales-type and direct financing leases are similar to other forms of installment lending in that lessors generally do not retain benefits and risks incidental to ownership of the property subject to the leases. Such arrangements are essentially financing transactions that permit lessees to acquire and use property. Trustmark does not have any significant operating leases in which it is the lessor.

As lessor, the sum of all minimum lease payments over the lease term and the estimated residual value, less unearned interest income, is recorded as the net investment in the lease on the commencement date and is included in LHFI on the consolidated balance sheets. Interest income is accrued as earned over the term of the lease based on the net investment in the leases and is recognized in interest and fees on LHFS and LHFI on the consolidated statements of income. Certain fees or costs associated with lease originations are deferred and accreted or amortized to interest income over the life of the lease using the effective interest method.

Trustmark’s portfolio of sales-type and direct financing leases generally have remaining lease terms of three to ten years, some of which include renewal options and/or options for the lessee to purchase the leased property near or at the end of the lease term at either the residual value or a specified price. Trustmark expects to sell or release the equipment at the end of the lease term. Due to the structure of these leases, there is no selling profit or loss on these transactions.

Lessee Arrangements

Trustmark has certain contracts that it has identified as leases according to FASB ASC Topic 842, "Leases". Trustmark classifies these leases as either operating or finance leases and recognizes a right-of-use asset and a lease liability at the lease commencement date. The lease liability represents the present value of the lease payments that remain unpaid as of the commencement date and the right-of-use asset is the initial lease liability recognized for the lease plus any lease payments made to the lessor at or before the commencement date as well as any initial direct costs less any lease incentives received. Trustmark accounts for the lease and nonlease components separately as such amounts are readily determinable.

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

Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock

Trustmark accounts for its investments in FHLB and Federal Reserve Bank of Atlanta stock in accordance with FASB ASC Subtopic 942-325, “Financial Services-Depository and Lending-Investments-Other.” FHLB and Federal Reserve Bank stock are equity securities that do not have a readily determinable fair value because its ownership is restricted and it lacks a market. FHLB and Federal Reserve Bank stock are carried at cost and evaluated for impairment. Trustmark’s investment in member bank stock is included in other assets in the accompanying consolidated balance sheets. At December 31, 2023 and 2022, Trustmark’s investment in member bank stock totaled $54.4 million and $72.2 million, respectively. The carrying value of Trustmark’s member bank stock gave rise to no other-than-temporary impairment for the years ended December 31, 2023, 2022 and 2021.

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

Other Real Estate

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other expense. Other real estate sales for the year ended December 31, 2023 resulted in a net loss of $145 thousand compared to a net loss of $1.0 million for the year ended December 31, 2022 and a net loss of $1.9 million for the year ended December 31, 2021.

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

Derivative Financial Instruments

Trustmark maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Trustmark’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Under the guidelines of FASB ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are required to be recognized as either assets or liabilities and carried at fair value on the balance sheet. The fair value of derivative positions outstanding is included in other assets and/or other liabilities in the accompanying consolidated balance sheets and in the net change in these financial statement line items in the accompanying consolidated statements of cash flows as well as included in noninterest income in the accompanying consolidated statements of income and other comprehensive income (loss), net of tax in the accompanying consolidated statements of comprehensive income. Trustmark’s interest rate derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.

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

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivatives market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Income taxes paid	$38,803	$2,701	$15,259
Interest paid on deposits and borrowings	306,568	45,275	24,429
Noncash transfers from loans to other real estate	7,237	1,533	770
Securities transferred from available for sale to held to maturity	—	674,092	—
Investment in tax credit partnership not funded	3,202	18,891	10,647
Finance right-of-use assets resulting from lease liabilities	—	—	92
Operating right-of-use assets resulting from lease liabilities	7,303	6,912	9,666

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

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Basic shares	61,054	61,242	62,788
Dilutive shares	177	190	185
Diluted shares	61,231	61,432	62,973

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Weighted-average antidilutive stock awards	23	—	1

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

ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Trouble Debt Restructurings and Vintage Disclosures.” Issued in March 2022, ASU 2022-02 seeks to improve the decision usefulness of information provided to investors concerning certain loan refinancings, restructurings and write-offs. In regard to troubled debt restructurings (TDRs) by creditors, investors and preparers observed that the additional designation of a loan modification as a TDR and the related accounting are unnecessarily complex and no longer provide decision-useful information. The amendments of ASU 2022-02 eliminate the accounting guidance for TDRs by creditors in FASB ASC Subtopic 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” as it is no longer meaningful due to the implementation of FASB ASC Topic 326, which requires an entity to consider lifetime expected credit losses on loans when establishing an allowance for credit losses. Therefore, most losses that would have been realized for a TDR under FASB ASC Subtopic 310-40 are now captured by the accounting required under FASB ASC Topic 326. The amendments of ASU 2022-02 also enhanced disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Stakeholders also noted inconsistency in the requirement for a public business entity (PBE) to disclose gross write-offs and gross recoveries by class of financing receivable and major security type in certain vintage disclosures. Financial statement users expressed that, in addition to the existing vintage disclosures in FASB ASC Topic 326, information about gross write-offs by year of origination would be helpful in understanding credit quality changes in an entity’s loan portfolio and underwriting performance. For PBEs, the amendments of ASU 2022-02 require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of FASB ASC Subtopic 326-20, “Financial Instruments-Credit Losses-Measured at Amortized Cost.” For write-offs associated with origination dates that are more than five annual periods before the reporting period, an entity may present aggregate amounts in the current period for financing receivables and net investment in leases. The amendments of ASU 2022-02 were effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022 for entities that have already adopted the amendments of ASU 2016-13, such as Trustmark. Trustmark adopted the amendments of ASU 2022-02 effective January 1, 2023. The amendments of ASU 2022-02 include only changes to certain financial statement disclosures; and, therefore, adoption of ASU 2022-02 did not have a material impact on Trustmark’s consolidated financial statements or results of operations. The enhanced disclosures required by ASU 2022-02 are presented in Note 4 - LHFI and ACL, LHFI of this report.

ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” Issued in November 2023, ASU 2023-07 is intended to improve disclosures about a public entity’s reportable segments and address requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The amendments of ASU 2023-07 require a public entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, and an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. ASU 2023-07 also requires a public entity to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under FASB ASC Topic 280 in interim periods. The amendments of ASU 2023-07 clarify that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements. ASU 2023-07 requires a public entity to disclose the title and position of the CODM, together with an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, ASU 2023-07 requires that a public entity with a single reportable segment provide all the disclosures required by the amendments of ASU 2023-07 and all existing segment disclosures in FASB ASC Topic 280. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-07 should be applied retrospectively to all periods presented on the financial statements. Upon implementation, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. Trustmark has adopted the amendments of ASU 2023-07 related to annual disclosure requirements effective January 1, 2024, and will present any newly required annual disclosures in its Annual Report of Form 10-K for the year ending December 31, 2024. Trustmark intends to adopt the amendments of ASU 2023-07 related to interim disclosure requirements effective January 1, 2025, and will present any newly required interim disclosures beginning with its Quarterly Report on Form 10-Q for the period ending March 31, 2025. Adoption of ASU 2023-07 is not expected to have a material impact to Trustmark’s consolidated financial statements or results of operations.

Pending Accounting Pronouncements

ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Issued in December 2023, ASU 2023-09 is intended to improve the disclosures for income taxes to address requests from investors, lenders, creditors and other allocators of capital (collectively, "investors") that use the financial statements to make capital allocation decisions. During the FASB's 2021 agenda consultation process and other stakeholder outreach, investors highlighted that the current system of income tax disclosures does not provide enough information to understand the tax provision for an entity that operates in multiple jurisdictions. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid in the statement of cash flows, to evaluate income tax risks and opportunities. The amendments in ASU 2023-09 will require consistent categories and greater disaggregation of information in the rate reconciliation disclosure as well as disclosure of income taxes paid disaggregated by jurisdiction. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. Trustmark intends to adopt the amendments of ASU 2023-09 effective January 1, 2025, and will include the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025. Trustmark is currently evaluating the changes to disclosures required by ASU 2023-09; however, adoption of ASU 2023-09 is not expected to have a material impact to Trustmark’s consolidated financial statements or results of operations.

Note 2 – Cash and Due from Banks

Trustmark is no longer required to maintain average reserve balances with the Federal Reserve Bank of Atlanta based on a percentage of deposits. Effective March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, eliminating the reserve requirements for all depository institutions, in order to provide liquidity in the banking system to support lending to households and businesses due to the COVID-19 pandemic.

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2023 and 2022 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$396,179	$—	$(23,811)	$372,368	$29,068	$—	$(26)	$29,042
U.S. Government agency obligations	6,207	1	(416)	5,792	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	340	—	—	340
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	25,744	4	(2,613)	23,135	13,005	—	(497)	12,508
Issued by FNMA and FHLMC	1,338,256	32	(161,490)	1,176,798	469,593	—	(18,205)	451,388
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	92,076	—	(6,002)	86,074	154,466	—	(10,113)	144,353
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	100,545	—	(1,834)	98,711	759,807	51	(41,985)	717,873
Total	$1,959,007	$37	$(196,166)	$1,762,878	$1,426,279	$51	$(70,826)	$1,355,504

December 31, 2022
U.S. Treasury securities	$425,719	$308	$(34,514)	$391,513	$28,295	$—	$(115)	$28,180
U.S. Government agency obligations	8,297	—	(531)	7,766	—	—	—	—
Obligations of states and political subdivisions	4,820	53	(11)	4,862	4,510	3	(3)	4,510
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	30,534	7	(3,444)	27,097	4,442	—	(395)	4,047
Issued by FNMA and FHLMC	1,541,570	12	(196,119)	1,345,463	509,311	—	(19,586)	489,725
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	123,755	—	(8,615)	115,140	188,201	—	(13,826)	174,375
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	136,014	—	(3,773)	132,241	759,755	34	(54,037)	705,752
Total	$2,270,709	$380	$(247,007)	$2,024,082	$1,494,514	$37	$(87,962)	$1,406,589

During 2022, Trustmark reclassified a total of $766.0 million of securities available for sale to securities held to maturity. On the date of these transfers, the net unrealized holding loss on the available for sale securities totaled approximately $91.9 million ($68.9 million, net of tax).

The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of these transfers. At December 31, 2023, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled $57.6 million compared to approximately $69.2 million at December 31, 2022.

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

At both December 31, 2023 and 2022, the results of the loss analysis performed did not identify any securities that warranted DCF analysis and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At December 31, 2023 and 2022, accrued interest receivable totaled $3.7 million and $4.0 million, respectively, for securities available for sale and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At December 31, 2023 and 2022, the potential credit loss exposure for Trustmark’s securities held to maturity was $340 thousand and $4.5 million, respectively, and consisted of municipal securities. After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at December 31, 2023 and 2022.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At December 31, 2023 and 2022, accrued interest receivable totaled $2.6 million and $2.7 million for securities held to maturity and was reported in other assets on the accompanying consolidated balance sheet.

At both December 31, 2023 and 2022, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at December 31, 2023 and 2022.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Aaa	$1,425,939	$1,490,004
Aa1 to Aa3	—	3,001
Not Rated (1)	340	1,509
Total	$1,426,279	$1,494,514
(1)
Not rated securities primarily consist of Mississippi municipal general obligations.

The table below includes securities with gross unrealized losses for which an ACL has not been recorded and segregated by length of impairment at December 31, 2023 and 2022 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$29,042	$(26)	$372,368	$(23,811)	$401,410	$(23,837)
U.S. Government agency obligations	—	—	5,791	(416)	5,791	(416)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9,381	(172)	25,967	(2,938)	35,348	(3,110)
Issued by FNMA and FHLMC	309,466	(3,274)	1,311,865	(176,421)	1,621,331	(179,695)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	230,368	(16,115)	230,368	(16,115)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,656	(13)	812,520	(43,806)	814,176	(43,819)
Total	$349,545	$(3,485)	$2,758,879	$(263,507)	$3,108,424	$(266,992)

December 31, 2022
U.S. Treasury securities	$161,298	$(5,655)	$258,087	$(28,974)	$419,385	$(34,629)
U.S. Government agency obligations	1,828	(184)	5,938	(347)	7,766	(531)
Obligations of states and political subdivisions	1,017	(11)	3,664	(3)	4,681	(14)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	27,223	(3,270)	3,577	(569)	30,800	(3,839)
Issued by FNMA and FHLMC	770,865	(41,807)	1,062,041	(173,898)	1,832,906	(215,705)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	281,964	(21,452)	7,235	(989)	289,199	(22,441)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	833,970	(57,742)	1,644	(68)	835,614	(57,810)
Total	$2,078,165	$(130,121)	$1,342,186	$(204,848)	$3,420,351	$(334,969)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Securities Gains and Losses

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains (losses), net. For the years ended December 31, 2023, 2022 and 2021, gross realized gains or losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows ($ in thousands):

	Years Ended December 31,
Available for Sale	2023	2022	2021
Proceeds from calls and sales of securities	$4,796	$—	$—
Gross realized gains	47	—	—
Gross realized losses	(8)	—	—

Securities Pledged

Securities with a carrying value of $2.321 billion and $2.693 billion at December 31, 2023 and 2022, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both December 31, 2023 and 2022, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2023, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$65,199	$63,501	$340	$340
Due after one year through five years	331,225	309,108	29,068	29,042
Due after five years through ten years	2,356	2,151	—	—
Due after ten years	3,606	3,400	—	—
	402,386	378,160	29,408	29,382
Mortgage-backed securities	1,556,621	1,384,718	1,396,871	1,326,122
Total	$1,959,007	$1,762,878	$1,426,279	$1,355,504

Note 4 – LHFI and ACL, LHFI

At December 31, 2023 and 2022, LHFI consisted of the following ($ in thousands):

	December 31,
	2023	2022
Loans secured by real estate:
Construction, land development and other land	$642,886	$690,616
Other secured by 1-4 family residential properties	622,397	590,790
Secured by nonfarm, nonresidential properties	3,489,434	3,278,830
Other real estate secured	1,312,551	742,538
Other loans secured by real estate:
Other construction	867,793	1,028,926
Secured by 1-4 family residential properties	2,282,318	2,185,057
Commercial and industrial loans	1,922,910	1,821,259
Consumer loans	165,734	170,230
State and other political subdivision loans	1,088,466	1,223,863
Other commercial loans and leases	556,035	471,930
LHFI	12,950,524	12,204,039
Less ACL	139,367	120,214
Net LHFI	$12,811,157	$12,083,825

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At December 31, 2023 and 2022, accrued interest receivable for LHFI totaled $71.0 million and $50.7 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At December 31, 2023, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Related Party Loans

At December 31, 2023 and 2022, loans to certain executive officers and directors, including their immediate families and companies in which they are principal owners, totaled $41.1 million and $47.0 million, respectively. During 2023, $287.4 million of new loan advances were made, while repayments were $293.2 million. There were no increases in loans due to changes in executive officers and directors.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the years in the three-year period ended December 31, 2023.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$2,020	$2,642	$—
Other secured by 1-4 family residential properties	946	6,518	1,238
Secured by nonfarm, nonresidential properties	20,812	23,061	54
Other real estate secured	—	158	106
Other loans secured by real estate:
Other construction	—	62	—
Secured by 1-4 family residential properties	3,235	43,815	3,740
Commercial and industrial loans	79	22,303	24
Consumer loans	—	243	628
Other commercial loans and leases	—	1,206	—
Total	$27,092	$100,008	$5,790

	December 31, 2022
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$137	$1,902	$—
Other secured by 1-4 family residential properties	482	3,957	534
Secured by nonfarm, nonresidential properties	4,841	6,957	—
Other real estate secured	—	231	—
Other loans secured by real estate:
Other construction	—	7,620	—
Secured by 1-4 family residential properties	1,193	19,775	3,118
Commercial and industrial loans	14,441	25,102	—
Consumer loans	—	181	277
Other commercial loans	—	247	—
Total	$21,094	$65,972	$3,929

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual loans) at December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$93	$507	$2,362	$2,962	$639,924	$642,886
Other secured by 1-4 family residential properties	4,493	1,687	2,716	8,896	613,501	622,397
Secured by nonfarm, nonresidential properties	1,531	1,063	727	3,321	3,486,113	3,489,434
Other real estate secured	126	—	207	333	1,312,218	1,312,551
Other loans secured by real estate:
Other construction	62	—	—	62	867,731	867,793
Secured by 1-4 family residential properties	19,298	9,327	22,164	50,789	2,231,529	2,282,318
Commercial and industrial loans	11,881	484	499	12,864	1,910,046	1,922,910
Consumer loans	2,112	772	647	3,531	162,203	165,734
State and other political subdivision loans	152	—	—	152	1,088,314	1,088,466
Other commercial loans and leases	1,247	58	—	1,305	554,730	556,035
Total	$40,995	$13,898	$29,322	$84,215	$12,866,309	$12,950,524

	December 31, 2022
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$1,972	$199	$34	$2,205	$688,411	$690,616
Other secured by 1-4 family residential properties	3,682	1,206	1,281	6,169	584,621	590,790
Secured by nonfarm, nonresidential properties	825	18	794	1,637	3,277,193	3,278,830
Other real estate secured	131	30	—	161	742,377	742,538
Other loans secured by real estate:
Other construction	—	—	7,620	7,620	1,021,306	1,028,926
Secured by 1-4 family residential properties	10,709	4,236	9,999	24,944	2,160,113	2,185,057
Commercial and industrial loans	1,966	508	8,974	11,448	1,809,811	1,821,259
Consumer loans	2,199	645	279	3,123	167,107	170,230
State and other political subdivision loans	431	—	—	431	1,223,432	1,223,863
Other commercial loans	785	45	24	854	471,076	471,930
Total	$22,700	$6,887	$29,005	$58,592	$12,145,447	$12,204,039

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

	Year Ended December 31, 2023
	Payment Concessions	Term Extensions	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$805	$805	0.13%
Secured by nonfarm, nonresidential properties	—	359	359	0.01%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	1,148	1,148	0.05%
Commercial and industrial loans	242	—	242	0.01%
Consumer loans	—	36	36	0.02%
Other commercial loans and leases	116	31	147	0.03%
Total	$358	$2,379	$2,737	0.02%

The following table details the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods presented:

Year Ended December 31, 2023
Financial Effect
	Payment Concessions	Term Extensions
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modifed lines of credit to amortize over 12 month and 24 month terms
Secured by nonfarm, nonresidential properties		One loan renewed and extended maturity by six months
Other loans secured by real estate:
Secured by 1-4 family residential properties		Extended amortization with term adjusted by weighted-average 3.4 years
Commercial and industrial loans	Six month payment deferrals
Consumer loans		Bankruptcies extended amortization with term adjusted by weighted average 1.3 years reducing borrower payment
Other commercial loans and leases	Six month payment deferrals	One loan renewed and extended maturity by seven months

Trustmark had no unused commitments on modified loans to borrowers experiencing financial difficulty at December 31, 2023.

During the year ended December 31, 2023, Trustmark had payment concession balances of $116 thousand at default for LHFI in the other commercial loans and leases portfolio that had a payment default and were modified within the twelve months prior to that default to borrowers experiencing financial difficulty.

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

Trustmark closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide details of the performance of such LHFI that have been modified during the periods presented ($ in thousands):

	Year Ended December 31, 2023
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$290	$17	$—	$307	$498	$805
Secured by nonfarm, nonresidential properties	—	—	—	—	359	359
Other loans secured by real estate:
Secured by 1-4 family residential properties	64	—	—	64	1,084	1,148
Commercial and industrial loans	—	—	—	—	242	242
Consumer loans	17	—	—	17	19	36
Other commercial loans and leases	—	—	—	—	147	147
Total	$371	$17	$—	$388	$2,349	$2,737

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type at December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$2,020	$—	$—	$2,020
Other secured by 1-4 family residential properties	946	—	—	946
Secured by nonfarm, nonresidential properties	20,812	—	—	20,812
Other loans secured by real estate:
Secured by 1-4 family residential properties	3,235	—	—	3,235
Commercial and industrial loans	38	41	21,023	21,102
Other commercial loans and leases	—	—	967	967
Total	$27,051	$41	$21,990	$49,082

	December 31, 2022
	Real Estate	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$1,558	$—	$—	$—	$1,558
Other secured by 1-4 family residential properties	482	—	—	—	482
Secured by nonfarm, nonresidential properties	4,841	—	—	—	4,841
Other loans secured by real estate:
Other construction	7,620	—	—	—	7,620
Secured by 1-4 family residential properties	1,193	—	—	—	1,193
Commercial and industrial loans	40	233	395	23,926	24,594
Total	$15,734	$233	$395	$23,926	$40,288

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

Consumer Credits

The Retail Credit Review Committee, Management Credit Policy Committee and the Enterprise Risk Committee review the volume and percentage of consumer loan delinquencies and losses to monitor the overall quality of the consumer portfolio.

Trustmark monitors the levels and severity of past due consumer LHFI on a daily basis through its collection activities. A detailed assessment of consumer LHFI delinquencies is performed monthly at both a product and market level.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at December 31, 2023 and 2022 ($ in thousands):

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$359,813	$98,742	$35,095	$10,591	$2,036	$1,961	$52,351	$560,589
Special Mention - RR 7	—	—	360	—	—	—	—	360
Substandard - RR 8	606	336	1,512	19	—	21	—	2,494
Doubtful - RR 9	—	—	—	—	—	24	—	24
Total	360,419	99,078	36,967	10,610	2,036	2,006	52,351	563,467
Current period gross charge-offs	—	(4)	(10)	—	(228)	—	—	(242)

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$33,072	$30,760	$29,159	$14,309	$8,084	$2,822	$10,077	$128,283
Special Mention - RR 7	—	82	48	10	—	—	—	140
Substandard - RR 8	220	625	157	22	80	306	98	1,508
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	33,292	31,467	29,364	14,341	8,164	3,128	10,175	129,931
Current period gross charge-offs	—	—	(24)	—	—	(6)	—	(30)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$501,327	$919,519	$526,412	$596,240	$323,687	$369,250	$129,142	$3,365,577
Special Mention - RR 7	4,271	14,930	—	138	23,966	—	—	43,305
Substandard - RR 8	6,332	1,964	47,491	10,809	8,614	5,200	48	80,458
Doubtful - RR 9	21	—	—	—	53	13	—	87
Total	511,951	936,413	573,903	607,187	356,320	374,463	129,190	3,489,427
Current period gross charge-offs	—	(39)	(82)	—	(19)	(138)	—	(278)

Other real estate secured:
Pass - RR 1 through RR 6	$194,141	$447,200	$332,818	$209,757	$56,024	$11,080	$8,880	$1,259,900
Special Mention - RR 7	126	2,076	—	—	35,881	—	—	38,083
Substandard - RR 8	—	14,064	—	290	—	39	—	14,393
Doubtful - RR 9	42	—	—	—	—	—	—	42
Total	194,309	463,340	332,818	210,047	91,905	11,119	8,880	1,312,418
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$179,676	$518,062	$149,883	$14,062	$—	$6	$6,042	$867,731
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	62	—	—	—	—	—	—	62
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	179,738	518,062	149,883	14,062	—	6	6,042	867,793
Current period gross charge-offs	(61)	—	(3,392)	—	—	—	—	(3,453)

Commercial and industrial loans:
Pass - RR 1 through RR 6	$497,730	$474,737	$158,659	$80,646	$31,876	$44,972	$537,527	$1,826,147
Special Mention - RR 7	12,570	10,141	3,149	1,381	110	—	126	27,477
Substandard - RR 8	4,797	16,872	13,909	11,958	40	80	21,528	69,184
Doubtful - RR 9	6	58	1	—	—	25	12	102
Total	515,103	501,808	175,718	93,985	32,026	45,077	559,193	1,922,910
Current period gross charge-offs	(42)	(1,071)	(700)	(138)	(95)	(108)	(7)	(2,161)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$152,157	$247,034	$174,812	$99,786	$32,118	$377,225	$5,334	$1,088,466
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	152,157	247,034	174,812	99,786	32,118	377,225	5,334	1,088,466
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$211,402	$48,947	$30,071	$21,377	$32,837	$8,468	$201,339	$554,441
Special Mention - RR 7	—	—	—	208	—	—	20	228
Substandard - RR 8	106	211	42	—	—	—	987	1,346
Doubtful - RR 9	—	—	—	—	—	20	—	20
Total	211,508	49,158	30,113	21,585	32,837	8,488	202,346	556,035
Current period gross charge-offs	(40)	(248)	—	(26)	—	—	—	(314)

Total commercial LHFI	$2,158,477	$2,846,360	$1,503,578	$1,071,603	$555,406	$821,512	$973,511	$9,930,447
Total commercial LHFI gross charge-offs	$(143)	$(1,362)	$(4,208)	$(164)	$(342)	$(252)	$(7)	$(6,478)

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$44,912	$23,110	$5,973	$1,203	$1,082	$1,864	$653	$78,797
Past due 30-89 days	—	250	—	—	30	191	—	471
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	148	—	—	3	—	151
Total	44,912	23,360	6,121	1,203	1,112	2,058	653	79,419
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$29,636	$11,366	$5,733	$4,471	$4,313	$7,674	$417,383	$480,576
Past due 30-89 days	225	68	74	4	51	220	4,292	4,934
Past due 90 days or more	—	264	—	—	—	41	934	1,239
Nonaccrual	8	76	48	8	—	616	4,961	5,717
Total	29,869	11,774	5,855	4,483	4,364	8,551	427,570	492,466
Current period gross charge-offs	—	(100)	(9)	(2)	(10)	(22)	(147)	(290)

Secured by nonfarm, nonresidential properties:
Current	$—	$—	$7	$—	$—	$—	$—	$7
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	7	—	—	—	—	7
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Current	$—	$—	$—	$78	$—	$55	$—	$133
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	—	78	—	55	—	133
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$258,800	$878,893	$516,324	$180,272	$98,552	$277,664	$—	$2,210,505
Past due 30-89 days	3,370	11,293	5,513	2,121	298	1,664	—	24,259
Past due 90 days or more	376	1,219	1,208	682	—	255	—	3,740
Nonaccrual	678	15,586	11,452	4,884	1,848	9,366	—	43,814
Total	263,224	906,991	534,497	187,959	100,698	288,949	—	2,282,318
Current period gross charge-offs	(64)	(930)	(217)	(104)	—	(142)	—	(1,457)

Consumer loans:
Current	$59,496	$32,767	$10,698	$2,604	$917	$294	$55,321	$162,097
Past due 30-89 days	1,274	475	134	34	5	5	839	2,766
Past due 90 days or more	64	44	3	1	—	—	516	628
Nonaccrual	44	65	84	26	—	—	24	243
Total	60,878	33,351	10,919	2,665	922	299	56,700	165,734
Current period gross charge-offs	(6,138)	(559)	(167)	(43)	(1)	(1)	(2,381)	(9,290)

Total consumer LHFI	$398,883	$975,476	$557,399	$196,388	$107,096	$299,912	$484,923	$3,020,077
Total consumer LHFI gross charge-offs	$(6,202)	$(1,589)	$(393)	$(149)	$(11)	$(165)	$(2,528)	$(11,037)

Total LHFI	$2,557,360	$3,821,836	$2,060,977	$1,267,991	$662,502	$1,121,424	$1,458,434	$12,950,524
Total current period gross charge-offs	$(6,345)	$(2,951)	$(4,601)	$(313)	$(353)	$(417)	$(2,535)	$(17,515)

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$363,824	$119,727	$29,632	$3,405	$1,016	$2,364	$64,953	$584,921
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	146	199	—	1,415	—	—	44	1,804
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	363,970	119,926	29,632	4,820	1,016	2,406	64,997	586,767

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$41,996	$33,346	$17,215	$9,341	$6,798	$2,870	$12,209	$123,775
Special Mention - RR 7	29	64	17	—	—	—	—	110
Substandard - RR 8	686	31	75	88	220	285	—	1,385
Doubtful - RR 9	15	—	—	—	—	—	—	15
Total	42,726	33,441	17,307	9,429	7,018	3,155	12,209	125,285

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$889,556	$657,242	$603,515	$457,163	$205,425	$281,828	$130,052	$3,224,781
Special Mention - RR 7	10,284	—	—	271	—	—	—	10,555
Substandard - RR 8	12,034	1,066	9,457	905	706	18,488	693	43,349
Doubtful - RR 9	34	—	—	77	—	18	—	129
Total	911,908	658,308	612,972	458,416	206,131	300,334	130,745	3,278,814

Other real estate secured:
Pass - RR 1 through RR 6	$293,051	$156,386	$143,114	$107,827	$11,297	$17,626	$12,516	$741,817
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	30	—	309	—	5	68	126	538
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	293,081	156,386	143,423	107,827	11,302	17,694	12,642	742,355

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$372,981	$306,904	$340,388	$833	$—	$—	$200	$1,021,306
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	7,620	—	—	—	—	—	7,620
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	372,981	314,524	340,388	833	—	—	200	1,028,926

Commercial and industrial loans:
Pass - RR 1 through RR 6	$673,848	$261,962	$120,123	$44,994	$14,265	$69,078	$577,749	$1,762,019
Special Mention - RR 7	—	—	12,421	—	—	—	6,454	18,875
Substandard - RR 8	6,973	9,845	2,170	312	74	—	20,625	39,999
Doubtful - RR 9	240	53	10	4	35	—	24	366
Total	681,061	271,860	134,724	45,310	14,374	69,078	604,852	1,821,259

State and other political subdivision loans:
Pass - RR 1 through RR 6	$393,345	$223,302	$123,350	$39,031	$18,876	$421,588	$1,671	$1,221,163
Special Mention - RR 7	—	—	—	—	—	2,700	—	2,700
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	393,345	223,302	123,350	39,031	18,876	424,288	1,671	1,223,863

Other commercial loans:
Pass - RR 1 through RR 6	$88,763	$40,006	$28,239	$37,607	$6,424	$10,829	$244,882	$456,750
Special Mention - RR 7	879	—	—	—	—	—	—	879
Substandard - RR 8	3,728	98	—	—	16	1,134	9,301	14,277
Doubtful - RR 9	24	—	—	—	—	—	—	24
Total	93,394	40,104	28,239	37,607	6,440	11,963	254,183	471,930

Total commercial LHFI	$3,152,466	$1,817,851	$1,430,035	$703,273	$265,157	$828,918	$1,081,499	$9,279,199

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$62,049	$32,867	$3,304	$1,759	$1,679	$1,915	$—	$103,573
Past due 30-89 days	—	150	—	36	15	9	—	210
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	58	—	—	—	8	—	66
Total	62,049	33,075	3,304	1,795	1,694	1,932	—	103,849

Other secured by 1-4 family residential properties:
Current	$25,402	$7,983	$5,389	$4,894	$3,701	$7,252	$403,123	$457,744
Past due 30-89 days	19	35	15	134	5	286	3,197	3,691
Past due 90 days or more	—	—	—	1	—	—	452	453
Nonaccrual	88	24	4	20	7	454	3,020	3,617
Total	25,509	8,042	5,408	5,049	3,713	7,992	409,792	465,505

Secured by nonfarm, nonresidential properties:
Current	$—	$16	$—	$—	$—	$—	$—	$16
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	16	—	—	—	—	—	16

Other real estate secured:
Current	$—	$—	$89	$—	$5	$89	$—	$183
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	89	—	5	89	—	183

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$939,511	$559,804	$198,769	$109,466	$80,249	$262,196	$—	$2,149,995
Past due 30-89 days	3,967	3,752	2,119	425	—	1,906	—	12,169
Past due 90 days or more	835	777	272	—	134	1,100	—	3,118
Nonaccrual	2,363	4,180	3,275	1,896	2,028	6,033	—	19,775
Total	946,676	568,513	204,435	111,787	82,411	271,235	—	2,185,057

Consumer loans:
Current	$70,858	$25,771	$9,514	$2,509	$1,513	$295	$56,508	$166,968
Past due 30-89 days	1,431	238	159	8	23	10	946	2,815
Past due 90 days or more	28	12	7	1	2	—	216	266
Nonaccrual	79	41	19	17	4	—	21	181
Total	72,396	26,062	9,699	2,535	1,542	305	57,691	170,230

Total consumer LHFI	$1,106,630	$635,708	$222,935	$121,166	$89,365	$281,553	$467,483	$2,924,840

Total LHFI	$4,259,096	$2,453,559	$1,652,970	$824,439	$354,522	$1,110,471	$1,548,982	$12,204,039
Past Due LHFS

LHFS past due 90 days or more totaled $51.2 million and $49.3 million at December 31, 2023 and 2022, respectively.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2023 or 2022.

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

The consumer LHFI portfolio segment is comprised of loans that are centrally underwritten based on the borrower's credit bureau score as well as an evaluation of the borrower’s repayment capacity, credit, and collateral. Property appraisals are obtained to assist in evaluating collateral. Loan-to-value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment.

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

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers:

Portfolio Segment	Loan Class	Loan Pool	Methodology	Loss Drivers
Loans secured by real estate	Construction, land development and other land	1-4 family residential construction	DCF	Prime Rate, National GDP
		Lots and development	DCF	Prime Rate, Southern Unemployment
		Unimproved land	DCF	Prime Rate, Southern Unemployment
		All other consumer	DCF	Southern Unemployment
	Other secured by 1-4 family residential properties	Consumer 1-4 family - 1st liens	DCF	Prime Rate, Southern Unemployment
		All other consumer	DCF	Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
	Secured by nonfarm, nonresidential properties	Nonowner-occupied - hotel/motel	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - office	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied- Retail	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - senior living/nursing homes	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - all other	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
	Other real estate secured	Nonresidential nonowner -occupied - apartments	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
		Nonowner-occupied - all other	DCF	Southern Vacancy Rate, Southern Unemployment
Other loans secured by real estate	Other construction	Other construction	DCF	Prime Rate, National Unemployment
	Secured by 1-4 family residential properties	Trustmark mortgage	WARM	Southern Unemployment
Commercial and industrial loans	Commercial and industrial loans	Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data
		Equipment finance loans	WARM	Southern Unemployment, Southern GDP
		Credit cards	WARM	Trustmark call report data
Consumer loans	Consumer loans	Credit cards	WARM	Trustmark call report data
		Overdrafts	Loss Rate	Trustmark historical data
		All other consumer	DCF	Southern Unemployment
State and other political subdivision loans	State and other political subdivision loans	Obligations of state and political subdivisions	DCF	Moody's Bond Default Study
Other commercial loans and leases	Other commercial loans and leases	Other loans	DCF	Prime Rate, Southern Unemployment
		Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data
		Equipment finance leases	WARM	Southern Unemployment, Southern GDP

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

•
Lending policies and procedures
•
Economic conditions and concentrations of credit

•
Nature and volume of the portfolio
•
Performance trends
•
External factors

While all these factors are incorporated into the overall methodology, only three are currently considered active at December 31, 2023: (i) economic conditions and concentrations of credit, (ii) nature and volume of the portfolio and (iii) performance trends.

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

Trustmark's current quantitative methodologies do not completely incorporate changes in credit quality. As a result Trustmark utilizes the performance trends factor. This factor is based on migration analyses, that allocates additional ACL to non-pass/delinquent loans within each pool. In this way, Management believes the ACL will directly reflect changes in risk, based on the performance of the loans within a pool, whether declining or improving.

The performance trends qualitative factor is estimated by properly segmenting loan pools into risk levels by risk rating for commercial credits and delinquency status for consumer credits. A migration analysis is then performed quarterly using a third-party software and the results for each risk level is compiled to calculate the historical PD average for each loan portfolio based on risk levels. This average historical PD rate is updated annually. For the mortgage portfolio, Trustmark uses an internal report to incorporate a roll rate method for the calculation of the PD rate. In addition, to the PD rate for each portfolio, Management incorporates the quantitative rate and the k value derived from the Frye-Jacobs method to calculate a loss estimate that includes both PD and LGD. The quantitative rate is used to eliminate any additional reserve that the quantitative reserve already includes. Finally, the loss estimate rate is then applied to the total balances for each risk level for each portfolio to calculate a qualitative reserve.

During the second quarter of 2022, Management elected to activate the nature and volume of the portfolio qualitative factor as a result of a sub-pool of the secured by 1-4 family residential properties growing to a significant size along with the underlying nature being different as well. The nature and volume of the portfolio qualitative factor utilizes a WARM methodology that uses industry data for the assumptions to support the qualitative adjustment. The industry data is used to compile a PD based on credit score ranges along with using the industry data to compile an LGD. The sub-pool of credits are then aggregated into the appropriate credit score bands in which a weighted average loss rate is calculated based on the PD and LGD for each credit score range. This weighted average loss rate is then applied to the expected balance for the sub-segment of credits. This total is then used as the qualitative reserve adjustment.

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

As discussed above, the disconnect of economic factors means that changes in rating caused by deteriorating and weak economic conditions as a result of the pandemic were not being captured in the quantitative reserve. During 2020, due to unforeseen pandemic conditions that varied from Management’s expectations, additional reserves were further dimensioned in order to appropriately reflect the risk within the portfolio related to the COVID-19 pandemic. In an effort to ensure the External Factor-Pandemic qualitative factor is reasonable and supportable, historical Trustmark loss data was leveraged to construct a framework that is quantitative in nature. To dimension the additional reserve, Management uses the sensitivity of the quantitative commercial loan reserve to changes in macroeconomic conditions to apply to loans rated acceptable or better (RR 1-4). In addition, to account for the known changes in risk, a weighted average of the commercial loan portfolio loss rate, derived from the performance trends qualitative factor, is used to dimension additional reserves for downgraded credits. Loans rated acceptable with risk (RR 5) or watch (RR 6) received the additional reserves based on the average of the macroeconomic conditions and weighted-average of the commercial loan portfolio loss rate while the loans rated special mention and substandard received additional reserves based on the weighted-average described above. During the fourth quarter of 2022, Management noted that all pass rated loans (RR 5 & RR 6) related to the External Factor-Pandemic qualitative factor either did not experience significant stress related to the pandemic or have since recovered and does not expect future stresses attributed to the pandemic that may affect these loans. As a result, Management decided to accelerate the release of the additional pandemic reserves on all pass rated loans. During the fourth quarter of 2023, Management decided to resolve the External Factor-Pandemic qualitative factor as a result of the remaining loan balances that were identified as COVID affected loans were immaterial from both a reserve and balance perspective. The remaining loans were incorporated back into the performance qualitative factor as a result of this resolution. Further, due to this resolution there is no longer any active External Factor as of December 31, 2023.

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

The following tables disaggregate the ACL, LHFI and the amortized cost basis of the loans by the measurement methodology used at December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total ACL	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$—	$17,192	$17,192	$2,020	640,866	$642,886
Other secured by 1-4 family residential properties	—	12,942	12,942	946	621,451	622,397
Secured by nonfarm, nonresidential properties	—	24,043	24,043	20,812	3,468,622	3,489,434
Other real estate secured	—	4,488	4,488	—	1,312,551	1,312,551
Other loans secured by real estate:
Other construction	—	5,758	5,758	—	867,793	867,793
Secured by 1-4 family residential properties	—	34,794	34,794	3,235	2,279,083	2,282,318
Commercial and industrial loans	11,436	15,202	26,638	21,102	1,901,808	1,922,910
Consumer loans	—	5,794	5,794	—	165,734	165,734
State and other political subdivision loans	—	646	646	—	1,088,466	1,088,466
Other commercial loans and leases	967	6,105	7,072	967	555,068	556,035
Total	$12,403	$126,964	$139,367	$49,082	$12,901,442	$12,950,524

	December 31, 2022
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$121	$12,707	$12,828	$1,558	$689,058	$690,616
Other secured by 1-4 family residential properties	—	12,374	12,374	482	590,308	590,790
Secured by nonfarm, nonresidential properties	—	19,488	19,488	4,841	3,273,989	3,278,830
Other real estate secured	—	4,743	4,743	—	742,538	742,538
Other loans secured by real estate:
Other construction	7,620	7,512	15,132	7,620	1,021,306	1,028,926
Secured by 1-4 family residential properties	—	21,185	21,185	1,193	2,183,864	2,185,057
Commercial and industrial loans	9,946	13,194	23,140	24,594	1,796,665	1,821,259
Consumer loans	—	5,792	5,792	—	170,230	170,230
State and other political subdivision loans	—	885	885	—	1,223,863	1,223,863
Other commercial loans	—	4,647	4,647	—	471,930	471,930
Total	$17,687	$102,527	$120,214	$40,288	$12,163,751	$12,204,039

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$120,214	$99,457	$117,306
Loans charged-off	(17,515)	(11,332)	(10,275)
Recoveries	9,306	10,412	13,925
Net (charge-offs) recoveries	(8,209)	(920)	3,650
PCL, LHFI	27,362	21,677	(21,499)
Balance at end of period	$139,367	$120,214	$99,457

The following tables detail changes in the ACL, LHFI by loan class for the years ended December 31, 2023 and 2022 ($ in thousands):

	2023
	Balance				Balance
	January 1,	Charge-offs	Recoveries	PCL	December 31,
Loans secured by real estate:
Construction, land development and other land	$12,828	$(242)	$142	$4,464	$17,192
Other secured by 1-4 family residential properties	12,374	(320)	439	449	12,942
Secured by nonfarm, nonresidential properties	19,488	(278)	2,328	2,505	24,043
Other real estate secured	4,743	—	28	(283)	4,488
Other loans secured by real estate:
Other construction	15,132	(3,453)	73	(5,994)	5,758
Secured by 1-4 family residential properties	21,185	(1,457)	38	15,028	34,794
Commercial and industrial loans	23,140	(2,161)	1,066	4,593	26,638
Consumer loans	5,792	(9,290)	5,192	4,100	5,794
State and other political subdivision loans	885	—	—	(239)	646
Other commercial loans and leases	4,647	(314)	—	2,739	7,072
Total	$120,214	$(17,515)	$9,306	$27,362	$139,367

The PCL, LHFI for the year ended December 31, 2023 was primarily attributable to loan growth, extended maturities on the secured by 1-4 family residential properties resulting from lower prepayment speeds, changes in the macroeconomic forecast and net adjustments to the qualitative factors.

The negative PCL, LHFI for the other construction portfolio for the year ended December 31, 2023 was primarily due to the transfer of a fully-reserved nonaccrual loan to other real estate, net.

	2022

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
Note 5 – Premises and Equipment, Net

At December 31, 2023 and 2022, premises and equipment, net consisted of the following ($ in thousands):

	December 31,
	2023	2022
Land	$56,747	$54,300
Buildings and leasehold improvements	247,173	237,215
Furniture and equipment	212,625	198,698
Total cost of premises and equipment	516,545	490,213
Less accumulated depreciation and amortization	288,956	282,385
Premises and equipment, net	227,589	207,828
Finance lease right-of-use assets	3,751	4,537
Assets held for sale	1,197	—
Total premises and equipment, net	$232,537	$212,365

There were three properties included in assets held for sale at December 31, 2023 compared to no properties at December 31, 2022. These properties were transferred from premises and equipment, net to assets held for sale due to Trustmark’s intent to sell the properties over the subsequent twelve months as a result of its strategic initiatives. Property valuation adjustments of $470 thousand were recognized and included in other expense for 2023 compared to $400 thousand for 2022 and $140 thousand for 2021.

Depreciation and amortization of premises and equipment totaled $17.4 million in 2023, $16.2 million in 2022 and $15.6 million in 2021.

Note 6 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Years Ended December 31,
	2023	2022
Balance at beginning of period	$129,677	$87,687
Origination of servicing assets	13,712	17,843
Change in fair value:
Due to market changes	(1,489)	38,181
Due to runoff	(10,030)	(14,034)
Balance at end of period	$131,870	$129,677

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At December 31, 2023, the fair value of the MSR included an assumed average prepayment speed of 9 CPR and an average discount rate of 10.07% compared to an assumed average prepayment speed of 8 CPR and an average discount rate of 10.08% at December 31, 2022.

Mortgage Loans Sold/Serviced

During 2023, 2022 and 2021, Trustmark sold $1.136 billion, $1.243 billion and $2.286 billion, respectively, of residential mortgage loans. Gain on sales of loans, net totaled $15.3 million in 2023, $20.2 million in 2022 and $56.0 million in 2021. Trustmark receives annual servicing fee income approximating 0.32% of the outstanding balance of the underlying loans, which totaled $26.9 million in 2023, $26.0 million in 2022 and $25.1 million in 2021. The gains on the sale of residential mortgage loans and the annual servicing fee are both recorded to noninterest income in mortgage banking, net in the accompanying consolidated statements of income. The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.

The table below details the mortgage loans sold and serviced for others at December 31, 2023 and 2022 ($ in thousands):

	December 31,
	2023	2022
Federal National Mortgage Association	$4,826,028	$4,684,815
Government National Mortgage Association	3,510,983	3,350,222
Federal Home Loan Mortgage Corporation	112,352	52,023
Other	28,012	28,764
Total mortgage loans sold and serviced for others	$8,477,375	$8,115,824

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures. Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses. Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation, loans that do not meet investor guidelines, loans in which the appraisal does not support the value and/or loans obtained through fraud by the borrowers or other third parties. Generally, putback requests may be made until the loan is paid in full. However, mortgage loans delivered to Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) on or after January 1, 2013 are subject to the Representations and Warranties Framework, which provides that FNMA and FHLMC will not exercise their remedies, including a putback request, for breaches of certain selling representations and warranties, such as payment history or quality control review.

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expenses were included in other expense. At both December 31, 2023 and 2022, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 7 – Goodwill and Identifiable Intangible Assets

Goodwill

The table below illustrates goodwill by segment for the years ended December 31, 2023 and 2022 ($ in thousands):

	General
	Banking	Insurance	Total
Balance as of January 1, 2022	$334,603	$49,634	$384,237
Adjustment during 2022	—	—	—
Balance as of December 31, 2022	334,603	49,634	384,237
Adjustment during 2023	—	—	—
Balance as of December 31, 2023	$334,603	$49,634	$384,237

Trustmark’s General Banking Segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network. The Insurance Segment includes TNB’s wholly-owned retail insurance subsidiary that offers a diverse mix of insurance products and services. Trustmark performed goodwill impairment tests for the General Banking and Insurance Segments during 2023, 2022 and 2021. Based on these tests, Trustmark concluded that the fair value of both the General Banking and Insurance Segments exceeded the book value and no impairment charge was required.

Identifiable Intangible Assets

At December 31, 2023 and 2022, identifiable intangible assets consisted of the following ($ in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$87,674	$87,439	$235	$87,674	$87,199	$475
Insurance intangibles	17,272	14,542	2,730	17,272	14,157	3,115
Banking charters	1,325	1,325	—	1,325	1,275	50
Total	$106,271	$103,306	$2,965	$106,271	$102,631	$3,640

Trustmark recorded $675 thousand of amortization of identifiable intangible assets in 2023, $1.4 million in 2022 and $2.3 million in 2021. Trustmark estimates that amortization expense for identifiable intangible assets will be $469 thousand in 2024, $403 thousand in 2025, $341 thousand in 2026, $283 thousand in 2027 and $250 thousand in 2028. Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired. Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets. There were no impairment losses on identifiable intangible assets recorded during 2023, 2022 or 2021.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets at December 31, 2023 ($ in thousands):

		Remaining
		Weighted-
		Average
	Net Carrying	Amortization
	Amount	Period in Years
Core deposit intangibles	$235	3.2
Insurance intangibles	2,730	14.9
Total	$2,965	13.9

Note 8 – Other Real Estate

At December 31, 2023, Trustmark’s geographic other real estate distribution was primarily concentrated in its Alabama, Mississippi and Texas market regions. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in this area.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$1,986	$4,557	$11,651
Additions	7,237	1,533	770
Disposals	(2,555)	(4,142)	(6,932)
(Write-downs) recoveries	199	38	(932)
Balance at end of period	$6,867	$1,986	$4,557

Gains (losses), net on the sale of other real estate included in other real estate expense	$(145)	$(1,006)	$(1,869)

At December 31, 2023 and 2022, other real estate by type of property consisted of the following ($ in thousands):

	December 31,
	2023	2022
1-4 family residential properties	$1,977	$1,128
Nonfarm, nonresidential properties	4,835	561
Other real estate properties	55	297
Total other real estate	$6,867	$1,986

At December 31, 2023 and 2022, other real estate by geographic location consisted of the following ($ in thousands):

	December 31,
	2023	2022
Alabama	$1,397	$194
Mississippi (1)	1,242	1,769
Tennessee (2)	—	23
Texas	4,228	—
Total other real estate	$6,867	$1,986
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At December 31, 2023 and 2022, the balance of other real estate included $2.0 million and $1.1 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2023 and 2022, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $6.4 million and $2.9 million, respectively.

Note 9 – Leases

Lessor Arrangements

Trustmark leases certain types of machinery and equipment to its customers through sales-type and direct financing leases as part of its equipment financing portfolio. These leases generally have remaining lease terms of three to ten years, some of which include renewal options and/or options for the lessee to purchase the leased property near or at the end of the lease term. Trustmark recognized interest income from its sales-type and direct financing leases of $3.2 million for the year ended December 31, 2023. Trustmark does not have any significant operating leases in which it is the lessor.

The table below summarizes the components of Trustmark's net investment in its sales-type and direct financing leases at December 31, 2023 ($ in thousands):

December 31, 2023
Leases receivable	$161,319
Unearned income	(29,011)
Initial direct costs	1,326
Unguaranteed lease residual	4,101
Total net investment	$137,735

The table below details the minimum future lease payments for Trustmark's leases receivable at December 31, 2023 ($ in thousands):

December 31, 2023
2024	$24,647
2025	25,617
2026	24,176
2027	36,295
2028	21,141
Thereafter	29,443
Total leases receivable	$161,319

Lessee Arrangements

The table below details the components of net lease cost for the periods presented ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Finance leases
Amortization of right-of-use assets	$786	$1,479	$1,546
Interest on lease liabilities	163	188	219
Operating lease cost	5,311	5,172	5,275
Short-term lease cost	277	389	463
Variable lease cost	906	1,150	1,234
Sublease income	(12)	(168)	(350)
Net lease cost	$7,431	$8,210	$8,387

The table below details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Finance leases
Operating cash flows included in operating activities	$163	$188	$219
Financing cash flows included in payments under finance lease obligations	721	1,409	1,434
Operating leases
Operating cash flows (fixed payments) included in other operating activities, net	4,188	4,829	4,781
Operating cash flows (liability reduction) included in other operating activities, net	3,643	4,009	3,948

The table below details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at December 31, 2023 and 2022 ($ in thousands):

	December 31,
	2023	2022
Finance lease right-of-use assets, net of accumulated depreciation	$3,751	$4,537
Finance lease liabilities	4,334	5,055
Operating lease right-of-use assets	38,142	36,301
Operating lease liabilities	41,584	38,932

Weighted-average lease term
Finance leases	8.34 years	8.72 years
Operating leases	10.13 years	9.64 years

Weighted-average discount rate
Finance leases	3.61%	3.49%
Operating leases	3.64%	3.22%

At December 31, 2023, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2024	$573	$5,051
2025	584	5,119
2026	589	4,967
2027	594	5,020
2028	599	4,860
Thereafter	2,086	25,452
Total minimum lease payments	5,025	50,469
Less imputed interest	(691)	(8,885)
Lease liabilities	$4,334	$41,584

Note 10 – Deposits

At December 31, 2023 and 2022, deposits consisted of the following ($ in thousands):

	December 31,
	2023	2022
Noninterest-bearing demand	$3,197,620	$4,093,771
Interest-bearing demand	4,947,626	4,773,219
Savings	4,047,853	4,282,435
Time	3,376,664	1,288,223
Total	$15,569,763	$14,437,648

Interest expense on deposits by type consisted of the following for the periods presented ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Interest-bearing demand	$121,138	$16,409	$4,906
Savings	28,605	9,654	7,912
Time	96,208	3,006	4,127
Total	$245,951	$29,069	$16,945

Time deposits that exceed the FDIC insurance limit of $250 thousand totaled $822.4 million and $247.2 million at December 31, 2023 and 2022, respectively.

The maturities of interest-bearing deposits at December 31, 2023, are as follows ($ in thousands):

2024	$3,199,607
2025	142,607
2026	19,632
2027	7,433
2028	5,503
Thereafter	1,882
Total time deposits	3,376,664
Interest-bearing deposits with no stated maturity	8,995,479
Total interest-bearing deposits	$12,372,143

Note 11 - Borrowings

Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements are secured by securities with a carrying amount of $61.6 million and $102.4 million at December 31, 2023 and 2022, respectively. At both December 31, 2023 and 2022, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.

The following table presents the securities sold under repurchase agreements by collateral pledged at December 31, 2023 and 2022 ($ in thousands):

	December 31,
	2023	2022
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$28,600	$41,732
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	526	1,111
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	21,277
Total securities sold under repurchase agreements	$29,126	$64,120

Other Borrowings

At December 31, 2023 and 2022, other borrowings consisted of the following ($ in thousands):

	December 31,
	2023	2022
FHLB advances	$400,058	$975,078
Serviced GNMA loans eligible for repurchase	78,838	70,805
Finance lease liabilities	4,334	5,055
Total other borrowings	$483,230	$1,050,938

FHLB Advances

At both December 31, 2023 and 2022, Trustmark had no outstanding short-term FHLB advances with the FHLB of Atlanta.

At both December 31, 2023 and 2022, Trustmark had one outstanding long-term FHLB advance with the FHLB of Atlanta totaling $58 thousand and $78 thousand, respectively. This advance was assumed through the BancTrust merger and had a fixed interest rate of 0.08%. At December 31, 2023 and 2022, this advance had a remaining maturity of 2.71 years and 3.71 years, respectively. There was no fair market value adjustment associated with the BancTrust merger included in the FHLB advances at December 31, 2023 and 2022. Trustmark’s FHLB advances are collateralized by securities held in safekeeping with the FHLB of Atlanta.

At December 31, 2023, Trustmark had five outstanding short-term FHLB advances totaling $400.0 million and no long-term FHLB advances with the FHLB of Dallas, compared to four outstanding short-term FHLB advances totaling $975.0 million and no long-term FHLB advances with the FHLB of Dallas at December 31, 2022. The outstanding short-term advances with the FHLB of Dallas had fixed rates ranging from 5.38% and 5.61% with balances ranging from $50.0 million to $125.0 million. The outstanding short-term FHLB advances had a weighted-average remaining maturity of 9 days with a weighted-average cost of 5.54% at December 31, 2023, compared to a weighted-average remaining maturity of 10 days with a weighted-average cost of 4.58% at December 31, 2022.

Trustmark incurred $49.9 million of interest expense on short-term FHLB advances in 2023, compared to $4.8 million of interest expense in 2022 and $2 thousand of interest expense in 2021. Trustmark incurred no interest expense on long-term FHLB advances in 2023, 2022 and 2021.

At December 31, 2023 and 2022, Trustmark had $4.003 billion and $3.034 billion, respectively, available in additional borrowing capacity from the FHLB of Dallas.

Subordinated Notes

During 2020, Trustmark agreed to issue and sell $125.0 million aggregate principal amount of its 3.625% Fixed-to-Floating Rate Subordinated Notes (the Notes) due December 1, 2030. The Notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At December 31, 2023 and 2022, the carrying amount of the Notes was $123.5 million and $123.3 million, respectively. The Notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The Notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB. From the date of issuance until November 30, 2025, the Notes bear interest at a fixed rate of 3.625% per year, payable semi-annually in arrears on June 1 and December 1 of each year. Beginning December 1, 2025, the Notes will bear interest at a floating rate per year equal to the Benchmark rate, which is the Three-Month Term Secured Overnight Financing Rate (SOFR), plus 338.7 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The Notes qualify as Tier 2 capital for Trustmark. The Notes may be redeemed at Trustmark’s option under certain circumstances. Trustmark intends to use the net proceeds for general corporate purposes.

Junior Subordinated Debt Securities

On August 18, 2006, Trustmark completed a private placement of $60.0 million of trust preferred securities through a newly formed Delaware trust affiliate, Trustmark Preferred Capital Trust I (the Trust). The trust preferred securities mature September 30, 2036, are redeemable at Trustmark’s option and bear interest at a variable rate per annum equal to the three-month Chicago Mercantile Exchange, Inc. (CME) SOFR plus a spread adjustment of 0.26% and a margin of 1.72%. Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $61.9 million in aggregate principal amount of Trustmark’s junior subordinated debentures.

The debentures were issued pursuant to a Junior Subordinated Indenture, dated August 18, 2006, between Trustmark, as issuer, and Wilmington Trust Company, National Association, as trustee. Like the trust preferred securities, the debentures bear interest at a variable rate per annum equal to the three-month CME SOFR plus a spread adjustment of 0.26% and a margin of 1.72% and mature on September 30, 2036. The debentures may be redeemed at Trustmark’s option at any time. The interest payments by Trustmark will be used to pay the quarterly distributions payable by the Trust to the holder of the trust preferred securities. However, so long as no event of default has occurred under the debentures, Trustmark may defer interest payments on the debentures (in which case the Trust will also defer distributions otherwise due on the trust preferred securities) for up to 20 consecutive quarters.

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

At both December 31, 2023 and 2022, assets for the Trust totaled $61.9 million, resulting from the investment in junior subordinated debentures issued by Trustmark. Liabilities and shareholders’ equity for the Trust also totaled $61.9 million at both December 31, 2023 and 2022, resulting from the issuance of trust preferred securities in the amount of $60.0 million as well as $1.9 million in common securities issued to Trustmark. During 2023, net income for the Trust equaled $132 thousand resulting from interest income from the junior subordinated debt securities issued by Trustmark to the Trust, compared with net income of $66 thousand during 2022 and $36 thousand during 2021. Dividends issued to Trustmark by the Trust during 2023 totaled $132 thousand, compared to $66 thousand during 2022 and $36 thousand during 2021.

Note 12 – Revenue from Contracts with Customers

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$43,329	$—	$43,329	$42,073	$—	$42,073	$33,169	$—	$33,169
Bank card and other fees	30,387	2,995	33,382	31,474	4,584	36,058	30,897	3,727	34,624
Mortgage banking, net	—	26,216	26,216	—	28,306	28,306	—	63,750	63,750
Wealth management	838	—	838	639	—	639	48	—	48
Other, net	11,769	(2,076)	9,693	8,469	805	9,274	6,621	(338)	6,283
Security gains (losses), net	—	39	39	—	—	—	—	—	—
Total noninterest income	$86,323	$27,174	$113,497	$82,655	$33,695	$116,350	$70,735	$67,139	$137,874

Wealth Management Segment
Service charges on deposit accounts	$87	$—	$87	$84	$—	$84	$77	$—	$77
Bank card and other fees	57	—	57	47	—	47	38	—	38
Wealth management	34,254	—	34,254	34,374	—	34,374	35,142	—	35,142
Other, net	162	376	538	528	39	567	130	33	163
Total noninterest income	$34,560	$376	$34,936	$35,033	$39	$35,072	$35,387	$33	$35,420

Insurance Segment
Insurance commissions	$57,569	$—	$57,569	$53,721	$—	$53,721	$48,511	$—	$48,511
Other, net	956	—	956	1	—	1	105	—	105
Total noninterest income	$58,525	$—	$58,525	$53,722	$—	$53,722	$48,616	$—	$48,616

Consolidated
Service charges on deposit accounts	$43,416	$—	$43,416	$42,157	$—	$42,157	$33,246	$—	$33,246
Bank card and other fees	30,444	2,995	33,439	31,521	4,584	36,105	30,935	3,727	34,662
Mortgage banking, net	—	26,216	26,216	—	28,306	28,306	—	63,750	63,750
Insurance commissions	57,569	—	57,569	53,721	—	53,721	48,511	—	48,511
Wealth management	35,092	—	35,092	35,013	—	35,013	35,190	—	35,190
Other, net	12,887	(1,700)	11,187	8,998	844	9,842	6,856	(305)	6,551
Security gains (losses), net	—	39	39	—	—	—	—	—	—
Total noninterest income	$179,408	$27,550	$206,958	$171,410	$33,734	$205,144	$154,738	$67,172	$221,910
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

Note 13 – Income Taxes

The income tax provision included in the consolidated statements of income was as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Current
Federal	$29,450	$15,377	$5,815
State	7,197	3,283	2,118
Deferred
Federal	(3,840)	(13,440)	16,092
State	(960)	(3,360)	4,023
Income tax provision	$31,847	$1,860	$28,048

For the periods presented, the income tax provision differs from the amount computed by applying the statutory federal income tax rate in effect for each respective period to income before income taxes as a result of the following ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Income tax computed at statutory tax rate	$41,441	$15,487	$36,837
Tax exempt interest	(5,521)	(4,419)	(3,935)
Nondeductible interest expense	2,104	271	106
State income taxes, net	5,686	2,596	1,673
Income tax credits, net	(11,904)	(10,071)	(10,479)
Death benefit gains	(80)	(287)	(175)
Other	121	(1,717)	4,021
Income tax provision	$31,847	$1,860	$28,048

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2023 and 2022, which are included in other assets on the accompanying consolidated balance sheets ($ in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Litigation losses	$26,647	$25,187
Other real estate	1,743	70
Accumulated credit losses	43,473	39,370
Deferred compensation	17,893	17,695
Finance and operating lease liabilities	11,426	10,997
Realized built-in losses	8,429	9,180
Securities	68,223	84,813
Pension and other postretirement benefit plans	2,025	1,931
Interest on nonaccrual loans	1,218	1,159
LHFS	777	205
Stock-based compensation	3,196	2,647
Derivatives	2,993	5,056
Other	10,543	10,038
Gross deferred tax asset	198,586	208,348

Deferred tax liabilities:
Goodwill and other identifiable intangibles	14,297	14,378
Premises and equipment	17,382	15,978
Finance and operating lease right-of-use assets	10,420	10,209
MSR	26,271	24,452
Securities	3,181	2,069
Other	2,264	2,876
Gross deferred tax liability	73,815	69,962
Net deferred tax asset	$124,771	$138,386

The following table provides a summary of the changes during the calendar years presented in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

	December 31,
	2023	2022	2021
Balance at beginning of period	$2,316	$2,129	$1,781
Change due to tax positions taken during the current year	1,333	653	412
Change due to tax positions taken during a prior year	(426)	(266)	107
Change due to the lapse of applicable statute of limitations during the current year	(359)	(200)	(171)
Balance at end of period	$2,864	$2,316	$2,129

Accrued interest, net of federal benefit	$470	$489	$419

Unrecognized tax benefits that would impact the effective tax rate, if recognized	$2,518	$1,948	$1,766

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense. With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2017 and earlier tax years. Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for the Continuing Plan for the periods presented ($ in thousands):

	December 31,
	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of year	$6,907	$8,647
Service cost	52	115
Interest cost	292	192
Actuarial (gain) loss	164	(1,882)
Benefits paid	(1,492)	(165)
Benefit obligation, end of year	$5,923	$6,907

Change in plan assets:
Fair value of plan assets, beginning of year	$2,907	$2,900
Actual return on plan assets	237	(285)
Employer contributions	751	457
Benefit payments	(1,492)	(165)
Fair value of plan assets, end of year	$2,403	$2,907

Funded status at end of year - net liability	$(3,520)	$(4,000)

Amounts recognized in accumulated other comprehensive loss:
Net (gain) loss - amount recognized	$(262)	$(271)

Actuarial (gain) loss included in benefit obligation:
Change in discount rate	$124	$(2,174)
Change in mortality table	(38)	—
Other	78	292
Actuarial (gain) loss	$164	$(1,882)

	Years Ended December 31,
	2023	2022	2021
Net periodic benefit cost:
Service cost	$52	$115	$252
Interest cost	292	192	173
Expected return on plan assets	(107)	(121)	(130)
Recognized net loss due to lump sum settlements	25	—	183
Recognized net actuarial loss	—	224	594
Net periodic benefit cost	$262	$410	$1,072

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net loss - Total recognized in other comprehensive income (loss)	$9	$(1,699)	$(1,136)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$271	$(1,289)	$(64)

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	4.67%	4.88%	2.41%
Discount rate for net periodic benefit cost	4.88%	2.41%	1.95%
Expected long-term return on plan assets	5.00%	5.00%	5.00%

Plan Assets

The weighted-average asset allocations by asset category are presented below for the Continuing Plan at December 31, 2023 and 2022.

	December 31,
	2023	2022
Money market fund	27.0%	7.0%
Exchange traded funds:
Equity securities	36.0%	47.0%
Fixed income	28.0%	39.0%
International	9.0%	7.0%
Total	100.0%	100.0%

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

The following tables set forth by level, within the fair value hierarchy, the Continuing Plan’s assets measured at fair value at December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market fund	$643	$643	$—	$—
Exchange traded funds:
Equity securities	861	861	—	—
Fixed income	690	690	—	—
International	209	209	—	—
Total assets at fair value	$2,403	$2,403	$—	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market fund	$203	$203	$—	$—
Exchange traded funds:
Equity securities	1,379	1,379	—	—
Fixed income	1,135	1,135	—	—
International	190	190	—	—
Total assets at fair value	$2,907	$2,907	$—	$—

There have been no changes in the methodologies used in estimating the fair value of plan assets at December 31, 2023. The money market fund approximates fair value due to its immediate maturity.

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

Contributions

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations. Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes. The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is

December 31. For the plan year ending December 31, 2023, Trustmark’s minimum required contribution to the Continuing Plan was $154 thousand and Trustmark contributed $609 thousand. For the plan year ending December 31, 2024, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $128 thousand. Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2024 to determine any additional funding requirements by the plan’s measurement date.

Estimated Future Benefit Payments and Other Disclosures

The following table presents the expected benefit payments, which reflect expected future service, for the Continuing Plan ($ in thousands):

Year	Amount
2024	$1,312
2025	682
2026	701
2027	724
2028	428
2029 - 2033	1,396

No net gain or loss is expected to be recognized as components of net periodic benefit cost during 2024 in accumulated other comprehensive income (loss).

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	December 31,
	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of year	$43,201	$55,035
Service cost	69	71
Interest cost	2,013	1,278
Actuarial (gain) loss	763	(9,195)
Benefits paid	(4,427)	(3,988)
Benefit obligation, end of year	$41,619	$43,201
Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	4,427	3,988
Benefit payments	(4,427)	(3,988)
Fair value of plan assets, end of year	$—	$—

Funded status at end of year - net liability	$(41,619)	$(43,201)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$8,235	$7,756
Prior service cost	126	237
Amounts recognized	$8,361	$7,993

Actuarial (gain) loss included in benefit obligation:
Change in discount rate	$649	$(9,803)
Change in mortality table	(308)	—
Other	422	608
Actuarial (gain) loss	$763	$(9,195)

	Years Ended December 31,
	2023	2022	2021
Net periodic benefit cost:
Service cost	$69	$71	$75
Interest cost	2,013	1,278	1,125
Amortization of prior service cost	111	111	111
Recognized net actuarial loss	284	986	1,192
Net periodic benefit cost	$2,477	$2,446	$2,503

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net (gain) loss	$479	$(10,181)	$(3,549)
Amortization of prior service cost	(111)	(111)	(111)
Total recognized in other comprehensive income (loss)	$368	$(10,292)	$(3,660)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,845	$(7,846)	$(1,157)

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	4.67%	4.88%	2.41%
Discount rate for net periodic benefit cost	4.88%	2.41%	1.95%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following table presents the expected benefits payments for Trustmark’s supplemental retirement plans ($ in thousands):

Year	Amount
2024	$3,997
2025	3,871
2026	3,825
2027	3,641
2028	3,520
2029 - 2033	16,051

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during 2024 include a loss of $346 thousand and prior service cost of $111 thousand.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of eligible compensation, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan. Trustmark matches 100% of associate contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation, subject to the IRS maximum eligible compensation. Associates are automatically enrolled in the plan at 3% of eligible compensation unless they opt out within 60 days of employment. Associates may become eligible to make elective deferral contributions the first of the month following one month of employment. Eligible associates that elect to participate vest immediately in Trustmark’s matching contributions. Trustmark’s contributions to this plan were $10.8 million in 2023, $10.2 million in 2022 and $9.9 million in 2021.
Note 15 – Stock and Incentive Compensation Plans

Trustmark has granted restricted stock units subject to the provisions of the Stock and Incentive Compensation Plan (the Stock Plan). Current outstanding and future grants of restricted stock units are subject to the provisions of the Stock Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors. The Stock Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors. At December 31, 2023, the maximum number of shares of Trustmark’s common stock available for issuance under the Stock Plan was 777,264 shares.

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

The following table summarizes Trustmark’s performance unit activity for the periods presented:

	Years Ended December 31,
	2023		2022		2021
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	148,416	$31.63	140,821	$31.80	145,042	$32.43
Granted	70,666	29.78	60,773	32.64	53,273	30.02
Released from restriction	(39,943)	31.98	(19,723)	33.40	(44,536)	31.88
Forfeited	(4,925)	31.41	(33,455)	33.11	(12,958)	31.28
Nonvested shares, end of year	174,214	$30.81	148,416	$31.63	140,821	$31.80

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

The following table summarizes Trustmark’s time-based unit activity for the periods presented:

	Years Ended December 31,
	2023		2022		2021
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	312,978	$30.99	337,466	$31.18	301,619	$32.24
Granted	145,003	28.59	133,307	31.85	180,847	29.85
Released from restriction	(90,587)	30.90	(148,905)	32.16	(135,120)	31.77
Forfeited	(9,142)	30.72	(8,890)	31.62	(9,880)	31.19
Nonvested shares, end of year	358,252	$30.04	312,978	$30.99	337,466	$31.18

The following table presents information regarding compensation expense for units under the Stock Plan for the periods presented ($ in thousands):

				At December 31, 2023
	Recognized Compensation Expense			Unrecognized	Weighted Average
	for Years Ended December 31,			Compensation	Life of Unrecognized
	2023	2022	2021	Expense	Compensation Expense
Performance awards	$1,772	$1,258	$828	$2,021	1.69
Time-based awards	4,383	3,625	4,773	3,005	1.58
Total	$6,155	$4,883	$5,601	$5,026

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At December 31, 2023 and 2022, Trustmark had unused commitments to extend credit of $4.907 billion and $5.472 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At December 31, 2023 and 2022, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $125.4 million and $144.1 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. At December 31, 2023 and 2022, the fair value of collateral held was $31.4 million and $15.4 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$36,838	$35,623	$38,572
PCL, off-balance sheet credit exposures	(2,781)	1,215	(2,949)
Balance at end of period	$34,057	$36,838	$35,623

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the year ended December 31, 2023 was primarily due to decreases in unfunded commitments for the construction, land development and other land portfolio and other construction loan portfolio. The increase in the ACL on off-balance sheet credit exposures for the year ended December 31, 2022 was primarily due to the overall increase in the total reserve rates applied to off-balance sheet credit exposures as a result of the weakening in the macroeconomic forecasts and an increase in unfunded balances.

Legal Proceedings

As previously announced, on December 31, 2022, Trustmark National Bank (TNB) agreed to a settlement in principle (the Stanford Settlement) relating to litigation involving the Stanford Financial Group. On January 13, 2023, TNB entered into a Settlement Agreement (the Stanford Settlement Agreement) reflecting the terms of the Stanford Settlement. The parties to the Stanford Settlement Agreement are, on the one hand, (i) Ralph S. Janvey, solely in his capacity as the court-appointed receiver (the Stanford Receiver) for the Stanford Receivership Estate; (ii) the Official Stanford Investors Committee; (iii) each of the plaintiffs in the Rotstain and Smith Actions; and, on the other hand, (iv) TNB. Under the terms of the Stanford Settlement Agreement, the parties agreed to settle and dismiss the Rotstain Action, the Smith Action, and all current or future claims by plaintiffs in either such Action arising from or related to Stanford. In addition, the Stanford Settlement Agreement provided that the parties would request dismissal of the Jackson Action pursuant to the terms of the bar orders described below. The Court’s approval of the Stanford Settlement Agreement, including the bar orders described below, has occurred and has been upheld on appeal, as described below. As a result, pursuant to the Stanford Settlement, TNB made a one-time cash payment of $100.0 million to the Stanford Receiver on February 2, 2024.

The Stanford Settlement Agreement included the parties’ agreement to seek the Northern District of Texas District Court’s entry of bar orders prohibiting any continued or future claims by the plaintiffs in the Actions or by any other person or entity against TNB and its related parties relating to Stanford, whether asserted to date or not. The bar orders prohibit all litigation relating to Stanford described herein, including not only the Actions and any pending matters but also any actions that may be brought in the future. Final Court approval of these bar orders was a condition of the Stanford Settlement.

The Stanford Settlement Agreement was also subject to notice to Stanford’s investor claimants (which has been provided) and final, non-appealable approval by the U.S. District Court for the Northern District of Texas (which has occurred).

The Stanford Settlement Agreement also provides that TNB denies and makes no admission of liability or wrongdoing in connection with any Stanford matter. As has been the case throughout the pendency of the Actions, TNB expressly denies any liability or wrongdoing with respect to any matter alleged in regard to the multi-billion dollar Ponzi scheme operated by Stanford for almost 20 years. TNB’s relationship with Stanford began as a result of TNB’s acquisition of a Houston-based bank in August 2006, and consisted of ordinary banking services provided to business deposit customers.

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

On May 10, 2023, Robert Allen Stanford, writing from prison, appealed the District Court’s approval of the Stanford Settlement to the Fifth Circuit Court of Appeals. On June 12, 2023, the Stanford Receiver moved to dismiss the appeal as frivolous. On July 25, 2023, a three-judge panel of the Fifth Circuit issued a per curiam order dismissing Stanford’s appeal as frivolous. In July and August 2023, Mr. Stanford filed, then subsequently withdrew, a motion seeking panel rehearing of the Fifth Circuit’s July 25, 2023, decision.

When Stanford’s deadline to appeal the Fifth Circuit’s ruling to the Supreme Court of the United States passed without his filing a petition for certiorari, the trial court’s ruling approving the Stanford Settlement and entering the bar orders became final and non-appealable, as defined in the Stanford Settlement Agreement (the Stanford Settlement Effective Date). On November 14, the parties to the Rotstain and Smith Actions filed agreed dismissals of those cases, which were granted on November 27, 2023 (Smith Action) and December 18, 2023 (Rotstain Action). Those dismissals were final and non-appealable as of December 27, 2023 (Smith Action) and January 17, 2024 (Rotstain Action). Accordingly, pursuant to the Stanford Settlement Agreement, TNB made the settlement payment on February 2, 2024, concluding the Stanford Settlement.

TNB and Trustmark Corporation determined that it was in the best interest of TNB, Trustmark Corporation and the shareholders of Trustmark Corporation to enter into the Stanford Settlement and the Stanford Settlement Agreement to eliminate the risk, ongoing expense, uncertainty as to ultimate outcome, and imposition on management and the business of TNB of further litigation of the Actions and related Stanford claims.

As previously announced, on August 30, 2023, TNB agreed to a settlement in principle (the Adams/Madison Timber Settlement) relating to litigation and claims involving Arthur Lamar Adams and Madison Timber Properties, LLC (collectively, Adams/Madison Timber). On October 9, 2023, TNB entered into a Settlement Agreement (the Adams/Madison Timber Settlement Agreement) reflecting the terms of the Adams/Madison Timber Settlement. The parties to the Adams/Madison Timber Settlement are, on the one hand, Alysson Mills in her capacity as Court-appointed Receiver (the Adams/Madison Timber Receiver); and, on the other hand, TNB. Under the terms of the Adams/Madison Timber Settlement Agreement, the parties agreed to settle and dismiss the Adams/Madison Timber Action, and the Adams/Madison Timber Receiver agreed to fully release all claims against TNB and any of its employees, agents and representatives. The Adams/Madison Timber Settlement included the parties’ agreement to seek the Court’s entry of bar orders prohibiting any continued or future claims by anyone against TNB and its related parties relating to Adams/Madison Timber, whether asserted to date or not. Final Court approval of a bar order was a condition of the Adams/Madison Timber Settlement. On November 14, 2023, the Court entered a Partial Final Judgment and Final Bar Order approving the settlement. The bar order therefore is expected to prohibit all litigation relating to Adams/Madison Timber described herein.

The Adams/Madison Timber Settlement was subject to notice to Adams/Madison Timber investors, and final, non-appealable approval by the Court and entry of a judgment dismissing the Lawsuit against TNB. No investor or other interested parties appealed the bar order before the appeal deadline passed. Accordingly, TNB made the settlement payment to the Adams/Madison Timber Receiver on January 22, 2024, concluding the Adams/Madison Timber Settlement.

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

Note 17 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.5%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. At December 31, 2023, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2023. To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since December 31, 2023, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2023 and 2022 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At December 31, 2023:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,521,665	10.04%	7.000%	n/a
Trustmark National Bank	1,602,327	10.58%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,581,665	10.44%	8.500%	n/a
Trustmark National Bank	1,602,327	10.58%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,862,246	12.29%	10.500%	n/a
Trustmark National Bank	1,759,426	11.61%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,581,665	8.62%	4.00%	n/a
Trustmark National Bank	1,602,327	8.75%	4.00%	5.00%

At December 31, 2022:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,413,672	9.74%	7.000%	n/a
Trustmark National Bank	1,501,889	10.34%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,473,672	10.15%	8.500%	n/a
Trustmark National Bank	1,501,889	10.34%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,729,499	11.91%	10.500%	n/a
Trustmark National Bank	1,634,454	11.26%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,473,672	8.47%	4.00%	n/a
Trustmark National Bank	1,501,889	8.65%	4.00%	5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB. Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years. In 2024, TNB will have available approximately $95.1 million plus its net income for that year to pay as dividends.

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

On December 6, 2022, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2023, under which $50.0 million of Trustmark’s outstanding shares could be acquired through December 31, 2023. No shares were repurchased under this stock repurchase program.

On December 5, 2023, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2024, under which $50.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2024. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. No shares have been repurchased under this stock repurchase program.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables present the net change in the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the years ended December 31, 2023, 2022 and 2021 ($ in thousands). The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss are included in the computation of net periodic benefit cost (see Note 14 – Defined Benefit and Other Postretirement Benefits for additional details). Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits and other expense in the accompanying consolidated statements of income. Reclassification adjustments related to the cash flow hedge derivatives are included in interest and fees on LHFS and LHFI in the accompanying consolidated statements of income.

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Year Ended December 31, 2023
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$50,537	$(12,404)	$38,133
Reclassification adjustment for net (gains) losses realized in net income	(39)	10	(29)
Change in net unrealized holding loss on securities transferred to held to maturity	15,557	(3,889)	11,668
Total securities available for sale and transferred securities	66,055	(16,283)	49,772
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(691)	173	(518)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	111	(28)	83
Recognized net loss due to lump sum settlements	25	(6)	19
Change in net actuarial loss	177	(44)	133
Total pension and other postretirement benefit plans	(378)	95	(283)
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(8,131)	2,033	(6,098)
Reclassification adjustment for (gain) loss realized in net income	16,385	(4,096)	12,289
Total cash flow hedge derivatives	8,254	(2,063)	6,191
Total other comprehensive income (loss)	$73,931	$(18,251)	$55,680

Year Ended December 31, 2022
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(229,524)	$57,381	$(172,143)
Change in net unrealized holding loss on securities transferred to held to maturity	(86,033)	21,508	(64,525)
Total securities available for sale and transferred securities	(315,557)	78,889	(236,668)
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	10,792	(2,698)	8,094
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	111	(28)	83
Change in net actuarial loss	1,089	(272)	817
Total pension and other postretirement benefit plans	11,992	(2,998)	8,994
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(20,685)	5,171	(15,514)
Reclassification adjustment for (gain) loss realized in net income	460	(115)	345
Total cash flow hedge derivatives	(20,225)	5,056	(15,169)
Total other comprehensive income (loss)	$(323,790)	$80,947	$(242,843)

Year Ended December 31, 2021
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(49,454)	$12,364	$(37,090)
Change in net unrealized holding loss on securities transferred to held to maturity	2,647	(662)	1,985
Total securities available for sale and transferred securities	(46,807)	11,702	(35,105)
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	2,845	(711)	2,134
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	111	(27)	84
Recognized net loss due to lump sum settlements	183	(46)	137
Change in net actuarial loss	1,655	(414)	1,241
Total pension and other postretirement benefit plans	4,794	(1,198)	3,596
Total other comprehensive income (loss)	$(42,013)	$10,504	$(31,509)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivative	Total
Balance, January 1, 2021	$17,331	$(18,382)	$—	$(1,051)
Other comprehensive income (loss) before reclassification	(35,105)	2,134	—	(32,971)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,462	—	1,462
Net other comprehensive income (loss)	(35,105)	3,596	—	(31,509)
Balance, December 31, 2021	(17,774)	(14,786)	—	(32,560)
Other comprehensive income (loss) before reclassification	(236,668)	8,094	(15,514)	(244,088)
Amounts reclassified from accumulated other comprehensive income (loss)	—	900	345	1,245
Net other comprehensive income (loss)	(236,668)	8,994	(15,169)	(242,843)
Balance, December 31, 2022	(254,442)	(5,792)	(15,169)	(275,403)
Other comprehensive income (loss) before reclassification	49,801	(518)	(6,098)	43,185
Amounts reclassified from accumulated other comprehensive income (loss)	(29)	235	12,289	12,495
Net other comprehensive income (loss)	49,772	(283)	6,191	55,680
Balance, December 31, 2023	$(204,670)	$(6,075)	$(8,978)	$(219,723)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the years ended December 31, 2023 and 2022.

	December 31, 2023
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$372,368	$372,368	$—	$—
U.S. Government agency obligations	5,792	—	5,792	—
Obligations of states and political subdivisions	—	—	—	—
Mortgage-backed securities	1,384,718	—	1,384,718	—
Securities available for sale	1,762,878	372,368	1,390,510	—
LHFS	184,812	—	184,812	—
MSR	131,870	—	—	131,870
Other assets - derivatives	23,316	7,685	14,786	845
Other liabilities - derivatives	35,600	21	35,579	—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$391,513	$391,513	$—	$—
U.S. Government agency obligations	7,766	—	7,766	—
Obligations of states and political subdivisions	4,862	—	4,862	—
Mortgage-backed securities	1,619,941	—	1,619,941	—
Securities available for sale	2,024,082	391,513	1,632,569	—
LHFS	135,226	—	135,226	—
MSR	129,677	—	—	129,677
Other assets - derivatives	8,871	54	8,660	157
Other liabilities - derivatives	45,379	474	44,905	—

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2023	$129,677	$157
Total net (loss) gain included in Mortgage banking, net (1)	(11,519)	2,470
Additions	13,712	—
Sales	—	(1,782)
Balance, December 31, 2023	$131,870	$845

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2023	$(1,489)	$1,103

Balance, January 1, 2022	$87,687	$1,859
Total net (loss) gain included in Mortgage banking, net (1)	24,147	(131)
Additions	17,843	—
Sales	—	(1,571)
Balance, December 31, 2022	$129,677	$157

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2022	$38,181	$(1,214)
(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at December 31, 2023, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At December 31, 2023, Trustmark had outstanding balances of $49.1 million with a related ACL of $12.4 million in collateral-dependent LHFI, compared to outstanding balances of $40.3 million with a related ACL of $17.7 million in collateral-dependent LHFI at December 31, 2022. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $898 thousand were re-measured during 2023, requiring write-downs of $243 thousand to reach their current fair values compared to $3.0 million of foreclosed assets that were re-measured during 2022, requiring write-downs of $1.0 million.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at December 31, 2023 and 2022 were as follows ($ in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$975,543	$975,543	$738,787	$738,787
Securities held to maturity	1,426,279	1,355,504	1,494,514	1,406,589
Level 3 Inputs:
Net LHFI	12,811,157	12,762,505	12,083,825	11,850,318

Financial Liabilities:
Level 2 Inputs:
Deposits	15,569,763	15,553,417	14,437,648	14,404,661
Federal funds purchased and securities sold under repurchase agreements	405,745	405,745	449,331	449,331
Other borrowings	483,230	483,226	1,050,938	1,050,932
Subordinated notes	123,482	108,125	123,262	113,125
Junior subordinated debt securities	61,856	46,856	61,856	46,392

Fair Value Option

Trustmark has elected to account for its LHFS under the fair value option, with interest income on these LHFS reported in interest and fees on LHFS and LHFI. The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net. The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments. For the year ended December 31, 2023, a net gain of $2.2 million was recorded as noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option compared to net losses of $3.3 million and $10.3 million, respectively, for the years ended December 31, 2022 and 2021. Interest and fees on LHFS and LHFI for the year ended December 31, 2023 included $7.8 million of interest earned on the LHFS accounted for under the fair value option compared to $6.8 million and $7.0 million for the years ended December 31, 2022 and 2021, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $78.8 million and $70.8 million at December 31, 2023 and 2022, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option at December 31, 2023 and 2022 ($ in thousands):

	December 31,
	2023	2022
Fair value of LHFS	$105,974	$64,421
LHFS contractual principal outstanding	102,994	63,427
Fair value less unpaid principal	$2,980	$994

Note 19 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

During the third quarter of 2022, Trustmark initiated a cash flow hedging program. Trustmark's objectives in initiating this hedging program were to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At December 31, 2023, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.125 billion compared to $825.0 million at December 31, 2022.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components totaled $57 thousand of amortization expense for the year ended 2023 and is included in interest and fees on LHFS and LHFI. As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. During the next twelve months, Trustmark estimates that $13.2 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $285.0 million at December 31, 2023 compared to $277.0 million at December 31, 2022. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $6.3 million and a net negative ineffectiveness of $4.1 million for the years ended December 31, 2023 and 2022, respectively, compared a net positive ineffectiveness of $2.5 million for the year ended December 31, 2021.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $109.5 million at December 31, 2023, with a negative valuation adjustment of $994 thousand, compared to $97.0 million at December 31, 2022, with a positive valuation adjustment of $168 thousand.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $61.9 million at December 31, 2023, with a positive valuation adjustment of $845 thousand, compared to $68.4 million at December 31, 2022, with a positive valuation adjustment of $157 thousand.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivatives market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At December 31, 2023, Trustmark had interest rate swaps with an aggregate notional amount of $1.500 billion related to this program, compared to $1.391 billion at December 31, 2022.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At December 31, 2023, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.4 million compared to none at December 31, 2022. At December 31, 2023 and 2022, Trustmark had posted collateral of $2.0 million and $740 thousand, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At December 31, 2023, Trustmark had entered into six risk participation agreements as a beneficiary with an aggregate notional amount of $40.1 million compared to five risk participation agreements as a beneficiary with an aggregate notional amount of $50.2 million at December 31, 2022. At December 31, 2023, Trustmark had entered into thirty-five risk participation agreements as a guarantor with aggregate notional amounts of $304.7 million compared to twenty-nine risk participation agreements as a guarantor with aggregate notional amounts of $235.8 million at December 31, 2022. The aggregate fair values of these risk participation agreements were immaterial at December 31, 2023 and 2022.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at December 31, 2023 and 2022 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	December 31,
	2023	2022
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets (1)	$1,182	$—
Interest rate floors included in other assets	1,689	—
Interest rate swaps included in other liabilities (1)	267	761

Derivatives not designated as hedging instruments
Interest rate contracts:
Exchange traded purchased options included in other assets	$180	$38
OTC written options (rate locks) included in other assets	845	157
Futures contracts included in other assets	7,505	16
Interest rate swaps included in other assets (1)	11,910	8,654
Credit risk participation agreements included in other assets	5	6
Futures contracts included in other liabilities	—	268
Forward contracts included in other liabilities	994	(168)
Exchange traded written options included in other liabilities	21	206
Interest rate swaps included in other liabilities (1)	34,255	44,304
Credit risk participation agreements included in other liabilities	63	8
(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Years Ended December 31,
	2023	2022	2021
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS & LHFI	$(16,385)	$(460)	$—

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$(5,281)	$(43,764)	$(15,436)
Amount of gain (loss) recognized in bank card and other fees	271	403	1,649

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(6,098)	$(15,514)	$—

Information about financial instruments that are eligible for offset in the consolidated balance sheets at December 31, 2023 and 2022 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$14,781	$—	$14,781	$(4,339)	$—	$10,442

Offsetting of Derivative Liabilities
As of December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$34,522	$—	$34,522	$(4,339)	$(2,040)	$28,143

Offsetting of Derivative Assets
As of December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$9,415	$—	$9,415	$—	$(2,230)	$7,185

Offsetting of Derivative Liabilities
As of December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$44,304	$—	$44,304	$—	$(740)	$43,564

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
General Banking
Net interest income	$547,010	$489,398	$413,201
PCL	26,716	22,913	(24,439)
Noninterest income	113,497	116,350	137,874
Noninterest expense	463,496	531,397	421,561
Income before income taxes	170,295	51,438	153,953
Income taxes	25,091	(3,683)	22,706
General banking net income	$145,204	$55,121	$131,247

Selected Financial Information
Total assets	$18,440,198	$17,710,673	$17,275,438
Depreciation and amortization	$34,924	$38,909	$44,776

Wealth Management
Net interest income	$5,879	$5,321	$5,161
PCL	(2,135)	(21)	(9)
Noninterest income	34,936	35,072	35,420
Noninterest expense	32,339	32,873	31,721
Income before income taxes	10,611	7,541	8,869
Income taxes	2,653	1,870	2,219
Wealth Management net income	$7,958	$5,671	$6,650

Selected Financial Information
Total assets	$185,342	$214,313	$232,997
Depreciation and amortization	$261	$288	$269

Insurance
Net interest income	$(11)	$(11)	$(11)
Noninterest income	58,525	53,722	48,616
Noninterest expense	42,084	38,943	36,014
Income before income taxes	16,430	14,768	12,591
Income taxes	4,103	3,673	3,123
Insurance net income	$12,327	$11,095	$9,468

Selected Financial Information
Total assets	$96,649	$90,492	$87,201
Depreciation and amortization	$571	$685	$768

Consolidated
Net interest income	$552,878	$494,708	$418,351
PCL	24,581	22,892	(24,448)
Noninterest income	206,958	205,144	221,910
Noninterest expense	537,919	603,213	489,296
Income before income taxes	197,336	73,747	175,413
Income taxes	31,847	1,860	28,048
Consolidated net income	$165,489	$71,887	$147,365

Selected Financial Information
Total assets	$18,722,189	$18,015,478	$17,595,636
Depreciation and amortization	$35,756	$39,882	$45,813

Note 21 – Parent Company Only Financial Information

($ in thousands)

Condensed Balance Sheets	December 31,
	2023	2022
Assets:
Investment in banks	$1,770,392	$1,602,169
Other assets	77,901	76,325
Total Assets	$1,848,293	$1,678,494

Liabilities and Shareholders' Equity:
Accrued expense	$1,108	$1,108
Subordinated notes	123,482	123,262
Junior subordinated debt securities	61,856	61,856
Shareholders' equity	1,661,847	1,492,268
Total Liabilities and Shareholders' Equity	$1,848,293	$1,678,494

Condensed Statements of Income	Years Ended December 31,
	2023	2022	2021
Revenue:
Dividends received from banks	$67,189	$89,733	$45,284
Earnings of subsidiaries over distributions	106,388	(11,269)	108,141
Other income	163	94	95
Total Revenue	173,740	78,558	153,520
Expense:
Other expense	8,251	6,671	6,155
Total Expense	8,251	6,671	6,155
Net Income	$165,489	$71,887	$147,365

Condensed Statements of Cash Flows	Years Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$165,489	$71,887	$147,365
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in investment in subsidiaries	(106,388)	11,269	(108,141)
Other	(797)	(1,550)	(2,078)
Net cash from operating activities	58,304	81,606	37,146

Financing Activities:
Common stock dividends	(56,653)	(56,679)	(58,085)
Repurchase and retirement of common stock	—	(24,604)	(61,799)
Net cash from financing activities	(56,653)	(81,283)	(119,884)
Net change in cash and cash equivalents	1,651	323	(82,738)
Cash and cash equivalents at beginning of year	75,860	75,537	158,275
Cash and cash equivalents at end of year	$77,511	$75,860	$75,537

Trustmark paid income taxes of approximately $38.8 million in 2023, $2.7 million in 2022 and $15.3 million in 2021. Trustmark (parent company only) paid interest of $4.5 million of interest paid in both 2023 and 2022 and $4.6 million in 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2023.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2023, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2023 was audited by Crowe LLP, Fort Lauderdale, Florida, (U.S. PCAOB Auditor Firm I.D.: 173), an independent registered public accounting firm, as stated in their report appearing in the section captioned “Report of Independent Registered Public Accounting Firm” included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Information about Executive Officers of Trustmark” in Part I. Item 1. - Business, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to Trustmark Corporation’s (Trustmark’s) Proxy Statement (Schedule 14A) for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM. 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1. Financial Statements

The report of Crowe LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation (Trustmark) and subsidiaries are included in the Registrant’s 2023 Annual Report on Form 10-K and are incorporated into Part II. Item 8. – Financial Statements and Supplementary Data herein by reference:

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021

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

3-a

Articles of Incorporation of Trustmark, as restated April 25, 2023. Filed May 8, 2023, as Exhibit 3-a to Trustmark’s Form 10-Q Quarterly Report for the quarter ended March 31, 2023, incorporated herein by reference.

3-b	Amended and Restated Bylaws of Trustmark Corporation as of February 15, 2023. Filed February 17, 2023, as Exhibit 3.1 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

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

10-ah

Exhibit 1 Company Contribution in Respect of the Year Ending December 31, 2022 to the Trustmark Corporation Deferred Compensation Plan. Filed February 16, 2023, as exhibit 10-ah to Trustmark's Form 10-K Annual Report, incorporated herein by reference. *

10-ai	Form of Fully Executed Settlement Agreement. Filed February 16, 2023, as exhibit 10-ai to Trustmark's Form 10-K Annual Report, incorporated herein by reference.

10-aj

Exhibit 2 Company Contribution in Respect of the Year Ending December 31, 2023 to the Trustmark Corporation Deferred Compensation Plan. Filed May 8, 2023, as Exhibit 10-aj to Trustmark’s Form 10-Q Quarterly Report for the quarter ended March 31, 2023, incorporated herein by reference. *

10-ak	Form of Compensation Clawback Policy, adopted on October 24, 2023 and revised on January 23, 2024. *

10-al	Form of Time-Based Restricted Stock Unit Agreement for Associate (under the Amended and Restated Stock and Incentive Compensation Plan). *

10-am	Form of Performance Unit Agreement for Associate (under the Amended and Restated Stock and Incentive Compensation Plan). *

21	List of Subsidiaries.

23	Consent of Crowe LLP.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* - Denotes management contract.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey
Duane A. Dewey
President and Chief Executive Officer

DATE:	February 15, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	February 15, 2024	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE:	February 15, 2024	BY:	/s/ William A. Brown
William A. Brown, Director

DATE:	February 15, 2024	BY:	/s/ Augustus L. Collins
Augustus L. Collins, Director

DATE:	February 15, 2024	BY:	/s/ George T. Chambers, Jr.
George T. Chambers, Jr., Principal Accounting Officer

DATE:	February 15, 2024	BY:	/s/ Tracy T. Conerly
Tracy T. Conerly, Director

DATE:	February 15, 2024	BY:	/s/ Duane A. Dewey
Duane A. Dewey, President, Chief Executive Officer and Director

DATE:	February 15, 2024	BY:	/s/ Marcelo Eduardo
Marcelo Eduardo, Director

DATE:	February 15, 2024	BY:	/s/ J. Clay Hays, Jr., M.D.
J. Clay Hays, Jr., M.D., Director

DATE:	February 15, 2024	BY:	/s/ Gerard R. Host
Gerard R. Host, Chair and Director

DATE:	February 15, 2024	BY:	/s/ Harris V. Morrissette
Harris V. Morrissette, Director

DATE:	February 15, 2024	BY:	/s/ Thomas C. Owens
Thomas C. Owens, Treasurer and Principal Financial Officer

DATE:	February 15, 2024	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE:	February 15, 2024	BY:	/s/ William G. Yates III
William G. Yates III, Director