Form 10-Q
period 2024-03-31
TRUSTMARK CORP
filed 2024-05-07
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, there were 61,201,825 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, actions by the Board of Governors of the Federal Reserve System (FRB) that impact the level of market interest rates, local, state, national and international economic and market conditions, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets, changes in the level of nonperforming assets and charge-offs, an increase in unemployment levels and slowdowns in economic growth, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the impacts related to or resulting from bank failures and other economic and industry volatility, including potential increased regulatory requirements, the demand for the products and services we offer, potential unexpected adverse outcomes in pending litigation matters, our ability to attract and retain noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, pandemics or other health crises, acts of war or terrorism, and other risks described in our filings with the SEC.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$606,261	$975,543
Securities available for sale, at fair value (amortized cost: $1,900,980 - 2024 $1,959,007-2023; allowance for credit losses (ACL): $0)	1,702,299	1,762,878
Securities held to maturity, net of ACL of $0 (fair value: $1,333,014 - 2024; $1,355,504-2023)	1,415,025	1,426,279
Loans held for sale (LHFS)	172,937	184,812
Loans held for investment (LHFI)	13,057,943	12,950,524
Less ACL, LHFI	142,998	139,367
Net LHFI	12,914,945	12,811,157
Premises and equipment, net	232,924	232,537
Mortgage servicing rights (MSR)	138,044	131,870
Goodwill	384,237	384,237
Identifiable intangible assets, net	2,845	2,965
Other real estate, net	7,620	6,867
Operating lease right-of-use assets	36,659	38,142
Other assets	762,816	764,902
Total Assets	$18,376,612	$18,722,189

Liabilities
Deposits:
Noninterest-bearing	$3,039,652	$3,197,620
Interest-bearing	12,298,905	12,372,143
Total deposits	15,338,557	15,569,763
Federal funds purchased and securities sold under repurchase agreements	393,215	405,745
Other borrowings	482,027	483,230
Subordinated notes	123,537	123,482
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	33,865	34,057
Operating lease liabilities	40,185	41,584
Other liabilities	220,771	340,625
Total Liabilities	16,694,013	17,060,342

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 61,178,366 shares - 2024; 61,071,173 shares - 2023	12,747	12,725
Capital surplus	160,521	159,688
Retained earnings	1,736,485	1,709,157
Accumulated other comprehensive income (loss), net of tax	(227,154)	(219,723)
Total Shareholders' Equity	1,682,599	1,661,847
Total Liabilities and Shareholders' Equity	$18,376,612	$18,722,189

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Interest Income
Interest and fees on LHFS & LHFI	$206,092	$175,509
Interest on securities:
Taxable	15,634	16,761
Tax exempt	3	73
Interest on federal funds sold and securities purchased under reverse repurchase agreements	1	30
Other interest income	8,110	6,527
Total Interest Income	229,840	198,900
Interest Expense
Interest on deposits	83,716	40,898
Interest on federal funds purchased and securities sold under repurchase agreements	5,591	4,832
Other interest expense	7,703	15,575
Total Interest Expense	97,010	61,305
Net Interest Income	132,830	137,595
Provision for credit losses (PCL), LHFI	7,708	3,244
PCL, off-balance sheet credit exposures	(192)	(2,242)
Net Interest Income After PCL	125,314	136,593
Noninterest Income
Service charges on deposit accounts	10,958	10,336
Bank card and other fees	7,428	7,803
Mortgage banking, net	8,915	7,639
Insurance commissions	15,464	14,305
Wealth management	8,952	8,780
Other, net	3,632	2,514
Total Noninterest Income	55,349	51,377
Noninterest Expense
Salaries and employee benefits	75,458	74,056
Services and fees	24,839	25,426
Net occupancy - premises	7,496	7,629
Equipment expense	6,385	6,405
Other expense	16,968	14,811
Total Noninterest Expense	131,146	128,327
Income Before Income Taxes	49,517	59,643
Income taxes	7,982	9,343
Net Income	$41,535	$50,300

Earnings Per Share
Basic	$0.68	$0.82
Diluted	$0.68	$0.82

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income per consolidated statements of income	$41,535	$50,300
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(1,914)	23,130
Change in net unrealized holding loss on securities transferred to held to maturity	2,746	2,894
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	21	21
Recognized net loss due to lump sum settlement	—	19
Change in net actuarial loss	71	58
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(11,970)	4,702
Reclassification adjustment for (gain) loss realized in net income	3,615	2,198
Other comprehensive income (loss), net of tax	(7,431)	33,022
Comprehensive income (loss)	$34,104	$83,322

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2024	61,071,173	$12,725	$159,688	$1,709,157	$(219,723)	$1,661,847
Net income per consolidated statements of income	—	—	—	41,535	—	41,535
Other comprehensive income (loss), net of tax	—	—	—	—	(7,431)	(7,431)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,207)	—	(14,207)
Shares withheld to pay taxes, long-term incentive plan	107,193	22	(1,405)	—	—	(1,383)
Compensation expense, long-term incentive plan	—	—	2,238	—	—	2,238
Balance, March 31, 2024	61,178,366	$12,747	$160,521	$1,736,485	$(227,154)	$1,682,599

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity (continued)

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2023	60,977,686	$12,705	$154,645	$1,600,321	$(275,403)	$1,492,268
Net income per consolidated statements of income	—	—	—	50,300	—	50,300
Other comprehensive income (loss), net of tax	—	—	—	—	33,022	33,022
Common stock dividends paid ($0.23 per share)	—	—	—	(14,158)	—	(14,158)
Shares withheld to pay taxes, long-term incentive plan	70,830	15	(1,063)	—	—	(1,048)
Compensation expense, long-term incentive plan	—	—	1,715	—	—	1,715
Balance, March 31, 2023	61,048,516	$12,720	$155,297	$1,636,463	$(242,381)	$1,562,099

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income per consolidated statements of income	$41,535	$50,300
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	7,516	1,002
Depreciation and amortization	8,563	7,666
Net amortization of securities	1,373	1,812
Gains on sales of loans, net	(5,010)	(2,573)
Compensation expense, long-term incentive plan	2,238	1,715
Deferred income tax provision	28,490	335
Proceeds from sales of loans held for sale	263,634	216,327
Purchases and originations of loans held for sale	(247,476)	(269,863)
Originations of mortgage servicing rights	(2,977)	(2,646)
Earnings on bank-owned life insurance	(1,420)	(1,263)
Net change in other assets	(21,036)	303
Net change in other liabilities	(127,283)	7,390
Other operating activities, net	(6,690)	(7,946)
Net cash from operating activities	(58,543)	2,559

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	24,000	23,930
Proceeds from maturities, prepayments and calls of securities available for sale	56,706	69,054
Purchases of securities held to maturity	(9,136)	—
Net change in federal funds sold and securities purchased under reverse repurchase agreements	—	4,000
Net change in member bank stock	(743)	(27,026)
Net change in LHFI	(114,096)	(295,239)
Purchases of premises and equipment	(5,050)	(17,095)
Proceeds from sales of premises and equipment	—	1,229
Proceeds from sales of other real estate	902	465
Purchases of software	(2,044)	(2,716)
Investments in tax credit and other partnerships	(1,848)	(5,912)
Net cash from investing activities	(51,309)	(249,310)

Financing Activities
Net change in deposits	(231,206)	346,013
Net change in federal funds purchased and securities sold under repurchase agreements	(12,530)	28,649
Net change in short-term borrowings	—	449,999
Payments on long-term FHLB advances	(5)	(5)
Payments under finance lease obligations	(99)	(342)
Common stock dividends	(14,207)	(14,158)
Shares withheld to pay taxes, long-term incentive plan	(1,383)	(1,048)
Net cash from financing activities	(259,430)	809,108

Net change in cash and cash equivalents	(369,282)	562,357
Cash and cash equivalents at beginning of period	975,543	734,787
Cash and cash equivalents at end of period	$606,261	$1,297,144

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023 (2023 Annual Report).

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

Subsequent Events

On April 23, 2024, Trustmark National Bank (TNB) announced that it had entered into a definitive agreement to sell its wholly owned subsidiary, Fisher Brown Bottrell Insurance, Inc., (FBBI) to Marsh & McLennan Agency LLC (MMA) for $345.0 million in cash. The sale of FBBI, among the five largest bank-affiliated insurance brokerages in the nation and one of the largest agencies in the Southeast, is expected to allow Trustmark to capitalize on the strong valuation premiums in the insurance brokerage sector. The $345.0 million transaction value represents approximately 5.9 times FBBI’s 2023 revenue and 28.0 times net income. The estimated after-tax proceeds of $228.0 million are expected to be used to reposition Trustmark’s balance sheet to increase earnings, elevate profitability and enhance capital. TNB anticipates that the transaction, which is subject to standard closing conditions and regulatory approval, will close by the end of the second quarter of 2024. Upon consummation of this transaction, Trustmark will no longer engage in insurance brokerage activity and will no longer report an Insurance Segment in its periodic and other reports as filed with the SEC.

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2024 and December 31, 2023 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$396,289	$—	$(23,865)	$372,424	$29,261	$—	$(515)	$28,746
U.S. Government agency obligations	6,017	—	(423)	5,594	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	340	—	—	340
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	25,343	6	(3,117)	22,232	18,387	—	(750)	17,637
Issued by FNMA and FHLMC	1,293,149	22	(163,650)	1,129,521	461,457	46	(21,935)	439,568
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	85,317	—	(6,218)	79,099	146,447	—	(10,731)	135,716
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	94,865	—	(1,436)	93,429	759,133	13	(48,139)	711,007
Total	$1,900,980	$28	$(198,709)	$1,702,299	$1,415,025	$59	$(82,070)	$1,333,014

	Securities Available for Sale				Securities Held to Maturity
December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Securities	$396,179	$—	$(23,811)	$372,368	$29,068	$—	$(26)	$29,042
U.S. Government agency obligations	6,207	1	(416)	5,792	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	340	—	—	340
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	25,744	4	(2,613)	23,135	13,005	—	(497)	12,508
Issued by FNMA and FHLMC	1,338,256	32	(161,490)	1,176,798	469,593	—	(18,205)	451,388
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	92,076	—	(6,002)	86,074	154,466	—	(10,113)	144,353
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	100,545	—	(1,834)	98,711	759,807	51	(41,985)	717,873
Total	$1,959,007	$37	$(196,166)	$1,762,878	$1,426,279	$51	$(70,826)	$1,355,504

During 2022, Trustmark reclassified a total of $766.0 million of securities available for sale to securities held to maturity. At the date of these transfers, the net unrealized holding loss on the available for sale securities totaled approximately $91.9 million ($68.9 million, net of tax).

The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of these transfers. At March 31, 2024, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled $54.8 million compared to $57.6 million at December 31, 2023.

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

At both March 31, 2024 and December 31, 2023, the results of the analysis did not identify any securities that warranted DCF analysis, and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At both March 31, 2024 and December 31, 2023, accrued interest receivable totaled $3.7 million for securities available for sale and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At both March 31, 2024 and December 31, 2023, the potential for credit loss exposure for Trustmark's securities held to maturity was $340 thousand and consisted of municipal securities. After applying appropriate probability of default (PD) and loss given default (LGD) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at March 31, 2024 and December 31, 2023.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At March 31, 2024, accrued interest receivable totaled $2.7 million for securities held to maturity compared to $2.6 million at December 31, 2023 and was reported in other assets on the accompanying consolidated balance sheet.

At both March 31, 2024 and December 31, 2023, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at March 31, 2024 and December 31, 2023.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Aaa	$1,414,685	$1,425,939
Not Rated (1)	340	340
Total	$1,415,025	$1,426,279

(1) Not rated securities primarily consist of Mississippi municipal general obligations.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded segregated by length of impairment at March 31, 2024 and December 31, 2023 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$28,746	$(515)	$372,424	$(23,865)	$401,170	$(24,380)
U.S. Government agency obligations	—	—	5,594	(423)	5,594	(423)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	14,632	(343)	24,950	(3,524)	39,582	(3,867)
Issued by FNMA and FHLMC	303,034	(5,957)	1,259,726	(179,628)	1,562,760	(185,585)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	214,805	(16,949)	214,805	(16,949)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,616	(55)	800,447	(49,520)	802,063	(49,575)
Total	$348,028	$(6,870)	$2,677,946	$(273,909)	$3,025,974	$(280,779)

December 31, 2023
U.S. Treasury Securities	$29,042	$(26)	$372,368	$(23,811)	$401,410	$(23,837)
U.S. Government agency obligations	—	—	5,791	(416)	5,791	(416)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9,381	(172)	25,967	(2,938)	35,348	(3,110)
Issued by FNMA and FHLMC	309,466	(3,274)	1,311,865	(176,421)	1,621,331	(179,695)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	230,368	(16,115)	230,368	(16,115)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,656	(13)	812,520	(43,806)	814,176	(43,819)
Total	$349,545	$(3,485)	$2,758,879	$(263,507)	$3,108,424	$(266,992)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Securities Gains and Losses

During the three months ended March 31, 2024 and 2023, there were no gross realized gains or losses as a result of calls and dispositions of securities. Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.291 billion and $2.321 billion at March 31, 2024 and December 31, 2023, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both March 31, 2024 and December 31, 2023, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2024, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$99,995	$98,050	$340	$340
Due after one year through five years	296,508	274,584	29,261	28,746
Due after five years through ten years	2,236	2,021	—	—
Due after ten years	3,567	3,363	—	—
	402,306	378,018	29,601	29,086
Mortgage-backed securities	1,498,674	1,324,281	1,385,424	1,303,928
Total	$1,900,980	$1,702,299	$1,415,025	$1,333,014

Note 3 – LHFI and ACL, LHFI

At March 31, 2024 and December 31, 2023, LHFI consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Loans secured by real estate:
Construction, land development and other land	$617,008	$642,886
Other secured by 1-4 family residential properties	625,387	622,397
Secured by nonfarm, nonresidential properties	3,543,235	3,489,434
Other real estate secured	1,384,610	1,312,551
Other loans secured by real estate:
Other construction	922,453	867,793
Secured by 1-4 family residential properties	2,266,094	2,282,318
Commercial and industrial loans	1,922,711	1,922,910
Consumer loans	159,340	165,734
State and other political subdivision loans	1,052,844	1,088,466
Other commercial loans and leases	564,261	556,035
LHFI	13,057,943	12,950,524
Less ACL	142,998	139,367
Net LHFI	$12,914,945	$12,811,157

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At March 31, 2024 and December 31, 2023, accrued interest receivable for LHFI totaled $70.3 million and $71.0 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At March 31, 2024, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended March 31, 2024 and 2023.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$991	$1,809	$—
Other secured by 1-4 family residential properties	923	6,843	919
Secured by nonfarm, nonresidential properties	917	3,049	—
Other real estate secured	—	134	—
Other loans secured by real estate:
Other construction	—	13,098	—
Secured by 1-4 family residential properties	4,291	48,877	3,792
Commercial and industrial loans	36	23,089	49
Consumer loans	—	238	483
Other commercial loans and leases	—	1,214	—
Total	$7,158	$98,351	$5,243

	December 31, 2023
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$2,020	$2,642	$—
Other secured by 1-4 family residential properties	946	6,518	1,238
Secured by nonfarm, nonresidential properties	20,812	23,061	54
Other real estate secured	—	158	106
Other loans secured by real estate:
Other construction	—	62	—
Secured by 1-4 family residential properties	3,235	43,815	3,740
Commercial and industrial loans	79	22,303	24
Consumer loans	—	243	628
Other commercial loans and leases	—	1,206	—
Total	$27,092	$100,008	$5,790

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$354	$590	$1,011	$1,955	$615,053	$617,008
Other secured by 1-4 family residential properties	6,147	1,554	2,575	10,276	615,111	625,387
Secured by nonfarm, nonresidential properties	695	711	892	2,298	3,540,937	3,543,235
Other real estate secured	—	—	—	—	1,384,610	1,384,610
Other loans secured by real estate:
Other construction	—	13,038	—	13,038	909,415	922,453
Secured by 1-4 family residential properties	14,706	7,246	25,361	47,313	2,218,781	2,266,094
Commercial and industrial loans	12,207	446	19,018	31,671	1,891,040	1,922,711
Consumer loans	1,616	548	512	2,676	156,664	159,340
State and other political subdivision loans	972	—	—	972	1,051,872	1,052,844
Other commercial loans and leases	1,522	116	37	1,675	562,586	564,261
Total	$38,219	$24,249	$49,406	$111,874	$12,946,069	$13,057,943

	December 31, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$93	$507	$2,362	$2,962	$639,924	$642,886
Other secured by 1-4 family residential properties	4,493	1,687	2,716	8,896	613,501	622,397
Secured by nonfarm, nonresidential properties	1,531	1,063	727	3,321	3,486,113	3,489,434
Other real estate secured	126	—	207	333	1,312,218	1,312,551
Other loans secured by real estate:
Other construction	62	—	—	62	867,731	867,793
Secured by 1-4 family residential properties	19,298	9,327	22,164	50,789	2,231,529	2,282,318
Commercial and industrial loans	11,881	484	499	12,864	1,910,046	1,922,910
Consumer loans	2,112	772	647	3,531	162,203	165,734
State and other political subdivision loans	152	—	—	152	1,088,314	1,088,466
Other commercial loans and leases	1,247	58	—	1,305	554,730	556,035
Total	$40,995	$13,898	$29,322	$84,215	$12,866,309	$12,950,524

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

	Three Months Ended March 31, 2024
	Term Extension	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$1,461	0.23%
Other loans secured by real estate:
Secured by 1-4 family residential properties	813	0.04%
Total	$2,274	0.02%

	Three Months Ended March 31, 2023
	Term Extension	% of Total Class of Loan
Loans secured by real estate:
Secured by nonfarm, nonresidential properties	$384	0.01%
Other loans secured by real estate:
Secured by 1-4 family residential properties	492	0.02%
Total	$876	0.01%

The following tables detail the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods presented:

Three Months Ended March 31, 2024
Financial Effect
Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties	Modified one loan and multiple lines of credit to amortize over 24 month terms.
Other loans secured by real estate:
Secured by 1-4 family residential properties	Extended the amortization periods on six loans by a weighted-average of 2.99 years.

Three Months Ended March 31, 2023
Financial Effect
Term Extension
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

Trustmark had no unused commitments on modified loans to borrowers experiencing financial difficulty at March 31, 2024.

During the three months ended March 31, 2024 and 2023, payment defaults of LHFI that were modified within the twelve months prior to that default to borrowers experiencing financial difficulty were immaterial.

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

Trustmark closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide details of the performance of such LHFI that have been modified during the periods presented ($ in thousands):

	Three Months Ended March 31, 2024
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$—	$—	$—	$1,461	$1,461
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	813	813
Total	$—	$—	$—	$—	$2,274	$2,274

	Three Months Ended March 31, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Secured by nonfarm, nonresidential properties	$—	$—	$—	$—	$384	$384
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	492	492
Total	$—	$—	$—	$—	$876	$876

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$1,539	$—	$—	$1,539
Other secured by 1-4 family residential properties	923	—	—	923
Secured by nonfarm, nonresidential properties	917	—	—	917
Other loans secured by real estate:
Other construction	13,038	—	—	13,038
Secured by 1-4 family residential properties	4,291	—	—	4,291
Commercial and industrial loans	20	36	21,154	21,210
Other commercial loans and leases	—	—	1,022	1,022
Total	$20,728	$36	$22,176	$42,940

	December 31, 2023
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$2,020	$—	$—	$2,020
Other secured by 1-4 family residential properties	946	—	—	946
Secured by nonfarm, nonresidential properties	20,812	—	—	20,812
Other loans secured by real estate:
Secured by 1-4 family residential properties	3,235	—	—	3,235
Commercial and industrial loans	38	41	21,023	21,102
Other commercial loans and leases	—	—	967	967
Total	$27,051	$41	$21,990	$49,082

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

In addition, periodic reviews of significant development, construction, multi-family, nonowner-occupied and other commercial credits are performed. These reviews assess each particular project with respect to location, project valuations, progress of completion, leasing status, current financial information, rents, operating expenses, cash flow, adherence to budget and projections and other information that is pertinent to the particular type of credit as applicable. Summary results are reviewed by Senior and Regional Credit Officers in addition to the Chief Credit Officer with a determination made as to the appropriateness of existing risk ratings and accrual status.

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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at March 31, 2024 and December 31, 2023 ($ in thousands):

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of March 31, 2024	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$98,031	$268,068	$77,825	$30,055	$10,227	$3,425	$49,281	$536,912
Special Mention - RR 7	—	—	—	354	—	—	—	354
Substandard - RR 8	—	265	265	1,239	18	19	—	1,806
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	98,031	268,333	78,090	31,648	10,245	3,444	49,281	539,072
Current period gross charge-offs	—	—	—	—	—	(24)	—	(24)

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$6,379	$32,381	$28,573	$25,941	$13,447	$9,086	$7,889	$123,696
Special Mention - RR 7	28	—	53	44	8	—	—	133
Substandard - RR 8	59	165	646	155	21	364	34	1,444
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	6,466	32,546	29,272	26,140	13,476	9,450	7,923	125,273
Current period gross charge-offs	—	—	—	—	—	(12)	—	(12)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$167,040	$492,579	$944,333	$505,580	$574,763	$616,719	$132,679	$3,433,693
Special Mention - RR 7	—	4,260	19,546	—	133	24,979	—	48,918
Substandard - RR 8	4,794	1,521	1,800	27,323	10,711	13,266	1,129	60,544
Doubtful - RR 9	18	—	—	—	—	57	—	75
Total	171,852	498,360	965,679	532,903	585,607	655,021	133,808	3,543,230
Current period gross charge-offs	—	—	—	(2,412)	—	(16)	—	(2,428)

Other real estate secured:
Pass - RR 1 through RR 6	$116,981	$114,564	$539,374	$309,788	$209,292	$46,190	$8,758	$1,344,947
Special Mention - RR 7	—	—	—	64	—	35,876	—	35,940
Substandard - RR 8	99	—	3,028	—	268	31	—	3,426
Doubtful - RR 9	—	45	—	—	—	—	—	45
Total	117,080	114,609	542,402	309,852	209,560	82,097	8,758	1,384,358
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of March 31, 2024	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$40,364	$208,241	$494,239	$149,994	$16,177	$—	$340	$909,355
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	60	—	13,038	—	—	—	—	13,098
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	40,424	208,241	507,277	149,994	16,177	—	340	922,453
Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial loans:
Pass - RR 1 through RR 6	$188,609	$459,063	$323,119	$124,545	$58,584	$70,060	$538,649	$1,762,629
Special Mention - RR 7	—	12,270	22,693	2,136	554	1,323	20,264	59,240
Substandard - RR 8	2,240	4,831	47,455	13,725	11,842	350	19,884	100,327
Doubtful - RR 9	—	—	336	155	—	23	1	515
Total	190,849	476,164	393,603	140,561	70,980	71,756	578,798	1,922,711
Current period gross charge-offs	—	(3)	(225)	(294)	(8)	(54)	—	(584)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$16,902	$122,135	$243,470	$168,190	$96,337	$401,066	$4,744	$1,052,844
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	16,902	122,135	243,470	168,190	96,337	401,066	4,744	1,052,844
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$44,336	$193,567	$23,760	$26,671	$18,877	$40,003	$214,044	$561,258
Special Mention - RR 7	—	—	—	120	193	—	—	313
Substandard - RR 8	992	90	123	25	—	—	1,460	2,690
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	45,328	193,657	23,883	26,816	19,070	40,003	215,504	564,261
Current period gross charge-offs	—	—	(28)	—	—	(25)	—	(53)

Total commercial LHFI	$686,932	$1,914,045	$2,783,676	$1,386,104	$1,021,452	$1,262,837	$999,156	$10,054,202
Total commercial LHFI gross charge-offs	$—	$(3)	$(253)	$(2,706)	$(8)	$(131)	$—	$(3,101)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of March 31, 2024	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$4,808	$46,918	$15,604	$5,300	$1,165	$2,497	$1,562	$77,854
Past due 30-89 days	—	34	—	—	—	39	—	73
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	6	—	3	—	9
Total	4,808	46,952	15,604	5,306	1,165	2,539	1,562	77,936
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$8,491	$24,784	$10,059	$5,482	$4,202	$10,754	$424,148	$487,920
Past due 30-89 days	—	30	254	169	60	286	4,451	5,250
Past due 90 days or more	—	—	5	—	100	48	684	837
Nonaccrual	—	7	87	46	10	586	5,371	6,107
Total	8,491	24,821	10,405	5,697	4,372	11,674	434,654	500,114
Current period gross charge-offs	—	—	(5)	—	—	—	(59)	(64)

Secured by nonfarm, nonresidential properties:
Current	$—	$—	$—	$5	$—	$—	$—	$5
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	—	5	—	—	—	5
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Current	$131	$—	$—	$—	$75	$46	$—	$252
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	131	—	—	—	75	46	—	252
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of March 31, 2024	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$33,184	$249,825	$871,791	$506,872	$178,382	$355,532	$—	$2,195,586
Past due 30-89 days	—	2,410	9,575	2,777	830	2,246	—	17,838
Past due 90 days or more	—	527	1,175	1,052	127	911	—	3,792
Nonaccrual	—	1,765	17,942	12,782	6,080	10,309	—	48,878
Total	33,184	254,527	900,483	523,483	185,419	368,998	—	2,266,094
Current period gross charge-offs	—	(59)	(315)	(29)	—	(8)	—	(411)

Consumer loans:
Current	$20,996	$43,982	$26,201	$8,570	$2,098	$840	$53,867	$156,554
Past due 30-89 days	348	518	288	122	1	5	784	2,066
Past due 90 days or more	19	58	66	4	8	—	328	483
Nonaccrual	—	64	56	77	19	—	21	237
Total	21,363	44,622	26,611	8,773	2,126	845	55,000	159,340
Current period gross charge-offs	(1,544)	(282)	(122)	(20)	(27)	—	(753)	(2,748)

Total consumer LHFI	$67,977	$370,922	$953,103	$543,264	$193,157	$384,102	$491,216	$3,003,741
Total consumer LHFI gross charge-offs	$(1,544)	$(341)	$(442)	$(49)	$(27)	$(8)	$(812)	$(3,223)

Total LHFI	$754,909	$2,284,967	$3,736,779	$1,929,368	$1,214,609	$1,646,939	$1,490,372	$13,057,943
Total current period gross charge-offs	$(1,544)	$(344)	$(695)	$(2,755)	$(35)	$(139)	$(812)	$(6,324)

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$359,813	$98,742	$35,095	$10,591	$2,036	$1,961	$52,351	$560,589
Special Mention - RR 7	—	—	360	—	—	—	—	360
Substandard - RR 8	606	336	1,512	19	—	21	—	2,494
Doubtful - RR 9	—	—	—	—	—	24	—	24
Total	360,419	99,078	36,967	10,610	2,036	2,006	52,351	563,467
Current period gross charge-offs	—	(4)	(10)	—	(228)	—	—	(242)

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$33,072	$30,760	$29,159	$14,309	$8,084	$2,822	$10,077	$128,283
Special Mention - RR 7	—	82	48	10	—	—	—	140
Substandard - RR 8	220	625	157	22	80	306	98	1,508
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	33,292	31,467	29,364	14,341	8,164	3,128	10,175	129,931
Current period gross charge-offs	—	—	(24)	—	—	(6)	—	(30)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$501,327	$919,519	$526,412	$596,240	$323,687	$369,250	$129,142	$3,365,577
Special Mention - RR 7	4,271	14,930	—	138	23,966	—	—	43,305
Substandard - RR 8	6,332	1,964	47,491	10,809	8,614	5,200	48	80,458
Doubtful - RR 9	21	—	—	—	53	13	—	87
Total	511,951	936,413	573,903	607,187	356,320	374,463	129,190	3,489,427
Current period gross charge-offs	—	(39)	(82)	—	(19)	(138)	—	(278)

Other real estate secured:
Pass - RR 1 through RR 6	$194,141	$447,200	$332,818	$209,757	$56,024	$11,080	$8,880	$1,259,900
Special Mention - RR 7	126	2,076	—	—	35,881	—	—	38,083
Substandard - RR 8	—	14,064	—	290	—	39	—	14,393
Doubtful - RR 9	42	—	—	—	—	—	—	42
Total	194,309	463,340	332,818	210,047	91,905	11,119	8,880	1,312,418
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$179,676	$518,062	$149,883	$14,062	$—	$6	$6,042	$867,731
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	62	—	—	—	—	—	—	62
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	179,738	518,062	149,883	14,062	—	6	6,042	867,793
Current period gross charge-offs	(61)	—	(3,392)	—	—	—	—	(3,453)

Commercial and industrial loans:
Pass - RR 1 through RR 6	$497,730	$474,737	$158,659	$80,646	$31,876	$44,972	$537,527	$1,826,147
Special Mention - RR 7	12,570	10,141	3,149	1,381	110	—	126	27,477
Substandard - RR 8	4,797	16,872	13,909	11,958	40	80	21,528	69,184
Doubtful - RR 9	6	58	1	—	—	25	12	102
Total	515,103	501,808	175,718	93,985	32,026	45,077	559,193	1,922,910
Current period gross charge-offs	(42)	(1,071)	(700)	(138)	(95)	(108)	(7)	(2,161)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$152,157	$247,034	$174,812	$99,786	$32,118	$377,225	$5,334	$1,088,466
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	152,157	247,034	174,812	99,786	32,118	377,225	5,334	1,088,466
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$211,402	$48,947	$30,071	$21,377	$32,837	$8,468	$201,339	$554,441
Special Mention - RR 7	—	—	—	208	—	—	20	228
Substandard - RR 8	106	211	42	—	—	—	987	1,346
Doubtful - RR 9	—	—	—	—	—	20	—	20
Total	211,508	49,158	30,113	21,585	32,837	8,488	202,346	556,035
Current period gross charge-offs	(40)	(248)	—	(26)	—	—	—	(314)

Total commercial LHFI	$2,158,477	$2,846,360	$1,503,578	$1,071,603	$555,406	$821,512	$973,511	$9,930,447
Total commercial LHFI gross charge-offs	$(143)	$(1,362)	$(4,208)	$(164)	$(342)	$(252)	$(7)	$(6,478)

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$44,912	$23,110	$5,973	$1,203	$1,082	$1,864	$653	$78,797
Past due 30-89 days	—	250	—	—	30	191	—	471
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	148	—	—	3	—	151
Total	44,912	23,360	6,121	1,203	1,112	2,058	653	79,419
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$29,636	$11,366	$5,733	$4,471	$4,313	$7,674	$417,383	$480,576
Past due 30-89 days	225	68	74	4	51	220	4,292	4,934
Past due 90 days or more	—	264	—	—	—	41	934	1,239
Nonaccrual	8	76	48	8	—	616	4,961	5,717
Total	29,869	11,774	5,855	4,483	4,364	8,551	427,570	492,466
Current period gross charge-offs	—	(100)	(9)	(2)	(10)	(22)	(147)	(290)

Secured by nonfarm, nonresidential properties:
Current	$—	$—	$7	$—	$—	$—	$—	$7
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	7	—	—	—	—	7
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Current	$—	$—	$—	$78	$—	$55	$—	$133
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	—	78	—	55	—	133
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$258,800	$878,893	$516,324	$180,272	$98,552	$277,664	$—	$2,210,505
Past due 30-89 days	3,370	11,293	5,513	2,121	298	1,664	—	24,259
Past due 90 days or more	376	1,219	1,208	682	—	255	—	3,740
Nonaccrual	678	15,586	11,452	4,884	1,848	9,366	—	43,814
Total	263,224	906,991	534,497	187,959	100,698	288,949	—	2,282,318
Current period gross charge-offs	(64)	(930)	(217)	(104)	—	(142)	—	(1,457)

Consumer loans:
Current	$59,496	$32,767	$10,698	$2,604	$917	$294	$55,321	$162,097
Past due 30-89 days	1,274	475	134	34	5	5	839	2,766
Past due 90 days or more	64	44	3	1	—	—	516	628
Nonaccrual	44	65	84	26	—	—	24	243
Total	60,878	33,351	10,919	2,665	922	299	56,700	165,734
Current period gross charge-offs	(6,138)	(559)	(167)	(43)	(1)	(1)	(2,381)	(9,290)

Total consumer LHFI	$398,883	$975,476	$557,399	$196,388	$107,096	$299,912	$484,923	$3,020,077
Total consumer LHFI gross charge-offs	$(6,202)	$(1,589)	$(393)	$(149)	$(11)	$(165)	$(2,528)	$(11,037)

Total LHFI	$2,557,360	$3,821,836	$2,060,977	$1,267,991	$662,502	$1,121,424	$1,458,434	$12,950,524
Total current period gross charge-offs	$(6,345)	$(2,951)	$(4,601)	$(313)	$(353)	$(417)	$(2,535)	$(17,515)

Past Due LHFS

LHFS past due 90 days or more totaled $56.5 million and $51.2 million at March 31, 2024 and December 31, 2023, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2024 or 2023.

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

The state and other political subdivision LHFI and the other commercial LHFI and leases portfolio segments primarily consist of loans to non-depository financial institutions, such as mortgage companies, finance companies and other financial intermediaries, loans to state and political subdivisions, and loans to non-profit and charitable organizations. These loans are underwritten based on the specific nature or purpose of the loan and underlying collateral with special consideration given to the specific source of repayment for the loan. The lease segment primarily consists of commercial equipment finance leases. Trustmark’s credit underwriting process for equipment finance leases includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both borrowers and guarantors as reflected in current and detailed financial information and evaluation of underlying collateral to support the credit.

During the first quarter of 2024 as part of Trustmark's ongoing model monitoring procedures the annual loss driver analysis was performed. The analysis resulted in changes in the loss drivers for all discounted cash-flow models along with changes in the loss drivers for the equipment and finance loans and leases model. These changes were a result of updating Trustmark's peer group and incorporating data through 2022 which led to more intuitive loss drivers. All models were validated by a third party before implementation.

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers at March 31, 2024:

Portfolio Segment	Loan Class	Loan Pool	Methodology	Loss Drivers
Loans secured by real estate	Construction, land development and other land	1-4 family residential construction	DCF	National HPI, National Unemployment
		Lots and development	DCF	National HPI, National Unemployment
		Unimproved land	DCF	National HPI, National Unemployment
		All other consumer	DCF	National HPI, National Unemployment
	Other secured by 1-4 family residential properties	Consumer 1-4 family - 1st liens	DCF	National HPI, National Unemployment
		All other consumer	DCF	National HPI, National Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National CRE Price Index
	Secured by nonfarm, nonresidential properties	Nonowner-occupied - hotel/motel	DCF	National CRE Price Index, Southern Unemployment
		Nonowner-occupied - office	DCF	National CRE Price Index, Southern Unemployment
		Nonowner-occupied- Retail	DCF	National CRE Price Index, Southern Unemployment
		Nonowner-occupied - senior living/nursing homes	DCF	National CRE Price Index, Southern Unemployment
		Nonowner-occupied - all other	DCF	National CRE Price Index, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National CRE Price Index
	Other real estate secured	Nonresidential nonowner -occupied - apartments	DCF	National CRE Price Index, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National CRE Price Index
		Nonowner-occupied - all other	DCF	National CRE Price Index, Southern Unemployment
Other loans secured by real estate	Other construction	Other construction	DCF	National CRE Price Index, National Unemployment, BBB 7-10 US CBI
	Secured by 1-4 family residential properties	Trustmark mortgage	WARM	Southern Unemployment

Portfolio Segment	Loan Class	Loan Pool	Methodology	Loss Drivers
Commercial and industrial loans	Commercial and industrial loans	Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data
		Equipment finance loans	WARM	Southern Unemployment, National GDP
		Credit cards	WARM	Trustmark call report data
Consumer loans	Consumer loans	Credit cards	WARM	Trustmark call report data
		Overdrafts	Loss Rate	Trustmark historical data
		All other consumer	DCF	National HPI, National Unemployment
State and other political subdivision loans	State and other political subdivision loans	Obligations of state and political subdivisions	DCF	Moody's Bond Default Study
Other commercial loans and leases	Other commercial loans and leases	Other loans	DCF	BBB 7-10 US CBI, Southern Unemployment
		Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data
		Equipment finance leases	WARM	Southern Unemployment, National GDP

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers at December 31, 2023:

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

During 2022, Management elected to incorporate a methodology change related to the other construction pool. Components of this change include management utilizing an alternative LDA to support the PD and LGD assumptions necessary to apply a DCF methodology to the other construction pool. Fundamentally, this approach utilizes publicly reported default balances and leverages a generalized linear model (GLM) framework to estimate PD. Taken together, these differences allow for results to be scaled to be specific and directly applicable to the other construction segment. LGD is assumed to be a through-the-cycle constant based on the actual performance of Trustmark’s other construction segment. These assumptions are then input into the DCF model and used in conjunction with prepayment data to calculate the cash flows at the individual loan level. Previously, the other construction pool used the weighted average remaining maturity (WARM) method. Management believes this change is commensurate with the level of risk in the pool.

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

Trustmark determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools. To the extent the lives of the loans in the LHFI portfolio extend beyond this forecast period, Trustmark uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans. The econometric models currently in production reflect segment or pool level sensitivities of PD to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of Trustmark’s assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD. However, due to the COVID-19 pandemic, the macroeconomic variables used for reasonable and supportable forecasting changed rapidly. At the macroeconomic levels experienced during the COVID-19 pandemic, it was not clear that the models in production would produce reasonably representative results since the models were originally estimated using data beginning in 2004 through 2019. During this period, a traditional, albeit severe, economic recession occurred. Thus, econometric models are sensitive to similar future levels of PD.

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National Gross Domestic Product (GDP), National Home Price Index (HPI), National Commercial Real Estate (CRE) Price Index and the BBB 7-10 Year US Corporate Bond Index (CBI). The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1stand 99th percentiles, respectively. These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range. Due to multiple periods having a PD or LGD at or near zero as a result of the improving macroeconomic forecasts, Management implemented PD and LGD floors to account for the risk associated with each portfolio. The PD and LGD floors are based on Trustmark’s historical loss experience and applied at a portfolio level.

Qualitative factors used in the ACL methodology include the following:

•
Lending policies and procedures
•
Economic conditions and concentrations of credit
•
Nature and volume of the portfolio
•
Performance trends
•
External factors

While all these factors are incorporated into the overall methodology, only three are currently considered active at March 31, 2024: (i) economic conditions and concentrations of credit, (ii) nature and volume of the portfolio and (iii) performance trends.

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

Trustmark's current quantitative methodologies do not completely incorporate changes in credit quality. As a result, Trustmark utilizes the performance trends qualitative factor. This factor is based on migration analyses, that allocates additional ACL to non-pass/delinquent loans within each pool. In this way, Management believes the ACL will directly reflect changes in risk, based on the performance of the loans within a pool, whether declining or improving.

The performance trends qualitative factor is estimated by properly segmenting loan pools into risk levels by risk rating for commercial credits and delinquency status for consumer credits. A migration analysis is then performed quarterly using a third-party software and the results for each risk level are compiled to calculate the historical PD average for each loan portfolio based on risk levels. This average historical PD rate is updated annually. For the mortgage portfolio, Trustmark uses an internal report to incorporate a roll rate method for the calculation of the PD rate. In addition to the PD rate for each portfolio, Management incorporates the quantitative rate and the k value derived from the Frye-Jacobs method to calculate a loss estimate that includes both PD and LGD. The quantitative rate is used to eliminate any additional reserve that the quantitative reserve already includes. Finally, the loss estimate rate is then applied to the total balances for each risk level for each portfolio to calculate a qualitative reserve.

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

The external factors qualitative factor is Management’s best judgment on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology (e.g., natural disasters, changes in legislation, impacts due to technology and pandemics). Trustmark's External Factor – Pandemic ensures reserve adequacy for collectively evaluated loans most likely to be impacted by the unique economic and behavioral conditions created by the COVID-19 pandemic. Additional qualitative reserves are derived based on two principles. The first is the disconnect of economic factors to Trustmark’s modeled PD (derived from the econometric models underpinning the quantitative pooled reserves). During the pandemic, extraordinary measures by the federal government were made available to consumers and businesses, including COVID-19 loan payment concessions, direct transfer payments to households, tax deferrals, and reduced interest rates, among others. These government interventions may have extended the lag between economic conditions and default, relative to what was captured in the model development data. Because Trustmark’s econometric PD models rely on the observed relationship from the economic downturn from 2007 to 2009 in both timing and severity, Management did not expect the models to reflect these conditions. For example, while the models would predict contemporaneous unemployment peaks and loan defaults, this might not have occurred when borrowers could request payment deferrals. Thus, for the affected population, economic conditions were not fully considered as a part of Trustmark’s quantitative reserve. The second principle is the change in risk that is identified by rating changes. As a part of Trustmark’s credit review process, loans in the affected population were given more frequent screening to ensure accurate ratings were maintained through this dynamic period. Trustmark’s quantitative reserve did not directly address changes in ratings, thus a migration qualitative factor was designed to work in concert with the quantitative reserve.

As discussed above, the disconnect of economic factors means that changes in rating caused by deteriorating and weak economic conditions as a result of the pandemic were not being captured in the quantitative reserve. During 2020, due to unforeseen pandemic conditions that varied from Management’s expectations, additional reserves were further dimensioned in order to appropriately reflect the risk within the portfolio related to the COVID-19 pandemic. In an effort to ensure the External Factor-Pandemic qualitative factor was reasonable and supportable, historical Trustmark loss data was leveraged to construct a framework that was quantitative in nature. To dimension the additional reserve, Management used the sensitivity of the quantitative commercial loan reserve to changes in macroeconomic conditions to apply to loans rated acceptable or better (RR 1-4). In addition, to account for the known changes in risk, a weighted average of the commercial loan portfolio loss rate, derived from the performance trends qualitative factor, was used to dimension additional reserves for downgraded credits. Loans rated acceptable with risk (RR 5) or watch (RR 6) received the additional reserves based on the average of the macroeconomic conditions and weighted-average of the commercial loan portfolio loss rate while the loans rated special mention (RR 7) and substandard (RR 8) received additional reserves based on the weighted-average described above. During 2022, Management noted that all pass rated loans (RR 5 & RR 6) related to the External Factor-Pandemic qualitative factor either did not experience significant stress related to the pandemic or had since recovered and did not expect future stresses attributed to the pandemic that could affect these loans. As a result, Management decided to accelerate the release of the additional pandemic reserves on all pass rated loans as a result of pandemic conditions resolving. During the fourth quarter of 2023, Management decided to resolve the External Factor-Pandemic qualitative factor as a result of the remaining loan balances that were identified as COVID affected loans being immaterial from both a reserve and balance perspective. The remaining loans were incorporated back into the performance qualitative factor as a result of this resolution. Further, due to this resolution there is no longer any active External Factor as of December 31, 2023.

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$12	$5,731	$5,743	$1,539	615,469	$617,008
Other secured by 1-4 family residential properties	—	10,554	10,554	923	624,464	625,387
Secured by nonfarm, nonresidential properties	—	33,292	33,292	917	3,542,318	3,543,235
Other real estate secured	—	9,251	9,251	—	1,384,610	1,384,610
Other loans secured by real estate:
Other construction	626	11,439	12,065	13,038	909,415	922,453
Secured by 1-4 family residential properties	—	31,946	31,946	4,291	2,261,803	2,266,094
Commercial and industrial loans	10,960	16,970	27,930	21,210	1,901,501	1,922,711
Consumer loans	—	5,523	5,523	—	159,340	159,340
State and other political subdivision loans	—	638	638	—	1,052,844	1,052,844
Other commercial loans and leases	1,022	5,034	6,056	1,022	563,239	564,261
Total	$12,620	$130,378	$142,998	$42,940	$13,015,003	$13,057,943

	December 31, 2023
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$17,192	$17,192	$2,020	$640,866	$642,886
Other secured by 1-4 family residential properties	—	12,942	12,942	946	621,451	622,397
Secured by nonfarm, nonresidential properties	—	24,043	24,043	20,812	3,468,622	3,489,434
Other real estate secured	—	4,488	4,488	—	1,312,551	1,312,551
Other loans secured by real estate:
Other construction	—	5,758	5,758	—	867,793	867,793
Secured by 1-4 family residential properties	—	34,794	34,794	3,235	2,279,083	2,282,318
Commercial and industrial loans	11,436	15,202	26,638	21,102	1,901,808	1,922,910
Consumer loans	—	5,794	5,794	—	165,734	165,734
State and other political subdivision loans	—	646	646	—	1,088,466	1,088,466
Other commercial loans and leases	967	6,105	7,072	967	555,068	556,035
Total	$12,403	$126,964	$139,367	$49,082	$12,901,442	$12,950,524

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$139,367	$120,214
Loans charged-off	(6,324)	(2,996)
Recoveries	2,247	1,777
Net (charge-offs) recoveries	(4,077)	(1,219)
PCL, LHFI	7,708	3,244
Balance at end of period	$142,998	$122,239

The following tables detail changes in the ACL, LHFI by loan class for the periods presented ($ in thousands):

	Three Months Ended March 31, 2024
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$17,192	$(24)	$1	$(11,426)	$5,743
Other secured by 1-4 family residential properties	12,942	(76)	450	(2,762)	10,554
Secured by nonfarm, nonresidential properties	24,043	(2,428)	9	11,668	33,292
Other real estate secured	4,488	—	—	4,763	9,251
Other loans secured by real estate:
Other construction	5,758	—	17	6,290	12,065
Secured by 1-4 family residential properties	34,794	(411)	38	(2,475)	31,946
Commercial and industrial loans	26,638	(584)	198	1,678	27,930
Consumer loans	5,794	(2,748)	1,505	972	5,523
State and other political subdivision loans	646	—	—	(8)	638
Other commercial loans and leases	7,072	(53)	29	(992)	6,056
Total	$139,367	$(6,324)	$2,247	$7,708	$142,998

The PCL, LHFI for the secured by nonfarm, nonresidential properties and other real estate secured portfolios for the three months ended March 31, 2024 was primarily due to changes in the macroeconomic forecast associated with these specific loss driver models as a result of the loss driver update coupled with loan growth. The PCL, LHFI for the other construction portfolio for the three months ended March 31, 2024 was also primarily due to changes in the macroeconomic forecast associated with this specific loss driver model as a result of the loss driver update coupled with loan growth and net adjustments to the qualitative factors due to credit migration. The PCL,

LHFI for the commercial and industrial portfolio for the three months ended March 31, 2024 was primarily due to net adjustments to the qualitative factors due to credit migration.

The negative PCL, LHFI for the construction, land development and other land, other secured by 1-4 family residential properties, and other commercial loans and leases portfolios for the three months ended March 31, 2024 was primarily due to changes in the macroeconomic forecast associated with these specific loss driver models as a result of the loss driver update for these loan portfolios. The negative PCL, LHFI for the secured by 1-4 family residential properties portfolio for the three months ended March 31, 2024 was primarily due to adjustments to the Nature and Volume of Portfolio qualitative factor.

	Three Months Ended March 31, 2023
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$12,828	$(14)	$8	$438	$13,260
Other secured by 1-4 family residential properties	12,374	(34)	47	(469)	11,918
Secured by nonfarm, nonresidential properties	19,488	(28)	96	(916)	18,640
Other real estate secured	4,743	—	3	(2,384)	2,362
Other loans secured by real estate:
Other construction	15,132	—	30	(692)	14,470
Secured by 1-4 family residential properties	21,185	(294)	6	5,259	26,156
Commercial and industrial loans	23,140	(471)	270	523	23,462
Consumer loans	5,792	(2,155)	1,317	578	5,532
State and other political subdivision loans	885	—	—	(156)	729
Other commercial loans and leases	4,647	—	—	1,063	5,710
Total	$120,214	$(2,996)	$1,777	$3,244	$122,239

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

Note 4 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$131,870	$129,677
Origination of servicing assets	2,977	2,646
Change in fair value:
Due to market changes	5,123	(3,972)
Due to run-off	(1,926)	(1,145)
Balance at end of period	$138,044	$127,206

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At both March 31, 2024 and 2023, the fair value of the MSR included an assumed average prepayment speed of 8 CPR and an average discount rate of 10.08%.

Mortgage Loans Serviced/Sold

During the first three months of 2024 and 2023, Trustmark sold $258.3 million and $213.8 million, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $5.0 million for the first three months of 2024 compared to $3.8 million for the first three months of 2023.

The table below details the mortgage loans sold and serviced for others at March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Federal National Mortgage Association	$4,831,183	$4,826,028
Government National Mortgage Association	3,557,236	3,510,983
Federal Home Loan Mortgage Corporation	137,725	112,352
Other	27,090	28,012
Total mortgage loans sold and serviced for others	$8,553,234	$8,477,375

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expenses are included in other expense. At both March 31, 2024 and 2023, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 5 – Other Real Estate

At March 31, 2024, Trustmark’s geographic other real estate distribution was primarily concentrated in its Alabama, Mississippi and Texas market regions. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in this area.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$6,867	$1,986
Additions	2,228	300
Disposals	(957)	(542)
(Write-downs) recoveries	(518)	(60)
Balance at end of period	$7,620	$1,684

Gains (losses), net on the sale of other real estate included in other real estate expense	$(55)	$(77)

At March 31, 2024 and December 31, 2023, other real estate by type of property consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
1-4 family residential properties	$3,619	$1,977
Nonfarm, nonresidential properties	3,946	4,835
Other real estate properties	55	55
Total other real estate	$7,620	$6,867

At March 31, 2024 and December 31, 2023, other real estate by geographic location consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Alabama	$1,050	$1,397
Florida	71	—
Mississippi (1)	2,870	1,242
Tennessee (2)	86	—
Texas	3,543	4,228
Total other real estate	$7,620	$6,867
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At March 31, 2024, the balance of other real estate included $3.6 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $2.0 million at December 31, 2023. At March 31, 2024 and December 31, 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $9.8 million and $6.4 million, respectively.

Note 6 – Leases

Lessor Arrangements

Trustmark leases certain types of machinery and equipment to its customers through sales-type and direct financing leases as part of its equipment financing portfolio. These leases generally have remaining lease terms of two to nine years, some of which include renewal options and/or options for the lessee to purchase the leased property near or at the end of the lease term. Trustmark recognized interest income from its sales-type and direct financing leases of $2.4 million for the three months ended March 31, 2024. Trustmark does not have any significant operating leases in which it is the lessor.

The table below summarizes the components of Trustmark's net investment in its sales-type and direct financing leases for the periods presented ($ in thousands):

	March 31, 2024	December 31, 2023
Leases receivable	$202,112	$161,319
Unearned income	(35,463)	(29,011)
Initial direct costs	1,737	1,326
Unguaranteed lease residual	5,577	4,101
Total net investment	$173,963	$137,735

The table below details the minimum future lease payments for Trustmark's leases receivable at March 31, 2024 ($ in thousands):

March 31, 2024
2024 (excluding the three months ended March 31, 2024)	$24,711
2025	33,074
2026	31,972
2027	44,528
2028	28,216
Thereafter	39,611
Lease receivable	$202,112

Lessee Arrangements

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Finance leases:
Amortization of right-of-use assets	$113	$357
Interest on lease liabilities	38	42
Operating lease cost	1,294	1,285
Short-term lease cost	21	89
Variable lease cost	215	255
Sublease income	(3)	(3)
Net lease cost	$1,678	$2,025

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Finance leases:
Operating cash flows included in operating activities	$38	$42
Financing cash flows included in payments under finance lease obligations	99	342
Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	1,212	1,242
Operating cash flows (liability reduction) included in other operating activities, net	865	944

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Finance lease right-of-use assets, net of accumulated depreciation	$3,638	$3,751
Finance lease liabilities	4,234	4,334
Operating lease right-of-use assets	36,659	38,142
Operating lease liabilities	40,185	41,584

Weighted-average lease term:
Finance leases	8.09 years	8.34 years
Operating leases	10.00 years	10.13 years

Weighted-average discount rate:
Finance leases	3.61%	3.61%
Operating leases	3.64%	3.64%

At March 31, 2024, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2024 (excluding the three months ended March 31, 2024)	$435	$3,718
2025	584	4,998
2026	589	4,846
2027	594	4,900
2028	599	4,749
Thereafter	2,086	25,452
Total minimum lease payments	4,887	48,663
Less imputed interest	(653)	(8,478)
Lease liabilities	$4,234	$40,185

Note 7 – Deposits

At March 31, 2024 and December 31, 2023, deposits consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Noninterest-bearing demand	$3,039,652	$3,197,620
Interest-bearing demand	5,226,089	4,947,626
Savings	3,750,392	4,047,853
Time	3,322,424	3,376,664
Total	$15,338,557	$15,569,763

Note 8 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements were secured by securities with a carrying amount of $59.4 million and $61.6 million at March 31, 2024 and December 31, 2023, respectively. Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty. At both March 31, 2024 and December 31, 2023, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark. The following table presents the securities sold under repurchase agreements by collateral pledged at March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$39,437	$28,600
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	285	526
Total securities sold under repurchase agreements	$39,722	$29,126

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other, net. Other real estate sales for the three months ended March 31, 2024 resulted in a net loss of $55 thousand compared to a net loss of $78 thousand for the three months ended March 31, 2023.

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$10,936	$—	$10,936	$10,315	$—	$10,315
Bank card and other fees	7,192	200	7,392	7,643	149	7,792
Mortgage banking, net	—	8,915	8,915	—	7,639	7,639
Wealth management	189	—	189	233	—	233
Other, net	3,348	(382)	2,966	2,988	(608)	2,380
Total noninterest income	$21,665	$8,733	$30,398	$21,179	$7,180	$28,359

Wealth Management Segment
Service charges on deposit accounts	$22	$—	$22	$21	$—	$21
Bank card and other fees	36	—	36	11	—	11
Wealth management	8,763	—	8,763	8,547	—	8,547
Other, net	42	94	136	45	95	140
Total noninterest income	$8,863	$94	$8,957	$8,624	$95	$8,719

Insurance Segment
Insurance commissions	$15,464	$—	$15,464	$14,305	$—	$14,305
Other, net	530	—	530	(6)	—	(6)
Total noninterest income	$15,994	$—	$15,994	$14,299	$—	$14,299

Consolidated
Service charges on deposit accounts	$10,958	$—	$10,958	$10,336	$—	$10,336
Bank card and other fees	7,228	200	7,428	7,654	149	7,803
Mortgage banking, net	—	8,915	8,915	—	7,639	7,639
Insurance commissions	15,464	—	15,464	14,305	—	14,305
Wealth management	8,952	—	8,952	8,780	—	8,780
Other, net	3,920	(288)	3,632	3,027	(513)	2,514
Total noninterest income	$46,522	$8,827	$55,349	$44,102	$7,275	$51,377
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Service cost	$10	$13
Interest cost	62	73
Expected return on plan assets	(24)	(26)
Recognized net loss due to lump sum settlements	—	25
Net periodic benefit cost	$48	$85

For the plan year ending December 31, 2024, Trustmark’s minimum required contribution to the Continuing Plan is $132 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2024 to determine any additional funding requirements by the plan’s measurement date, which is December 31.

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Service cost	$11	$17
Interest cost	477	520
Amortization of prior service cost	28	28
Recognized net actuarial loss	95	77
Net periodic benefit cost	$611	$642

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

The following table summarizes the Stock Plan activity for the period presented:

	Three Months Ended March 31, 2024
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	174,214	358,252
Granted	89,928	139,226
Released from restriction	(54,973)	(103,594)
Forfeited	—	(2,334)
Nonvested units, end of period	209,169	391,550

The following table presents information regarding compensation expense for units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Performance units	$462	$278
Time-vested units	1,776	1,437
Total compensation expense	$2,238	$1,715

Note 12 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At March 31, 2024 and 2023, Trustmark had unused commitments to extend credit of $4.792 billion and $5.424 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At March 31, 2024 and 2023, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $139.5 million and $137.3 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of March 31, 2024 and 2023, the fair value of collateral held was $33.1 million and $31.3 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of March 31, 2024 and December 31, 2023.

During the first quarter of 2024, Management decided to implement a performance trends qualitative factor for unfunded commitments. The same assumptions are applied in this calculation that the funded balances utilize with the addition of using the funding rates on the unfunded commitments. The performance trends qualitative factor reserve is then added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$34,057	$36,838
PCL, off-balance sheet credit exposures	(192)	(2,242)
Balance at end of period	$33,865	$34,596

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the three months ended March 31, 2024 was primarily due to decrease in required reserves as a result of a decrease in unfunded commitments largely offset by an increase in required reserves as a result of implementing the performance trend qualitative reserve factor. The decrease in the ACL on off-balance sheet credit exposures for the three months ended March 31, 2023 was primarily due to decreases in the total reserve rate used in the calculation for off-balance sheet credit exposures coupled with decreases in unfunded balances for the construction, land development and other land and other construction loan segments.

No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by Trustmark or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.

Legal Proceedings

TNB and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.

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

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Basic shares	61,128	61,011
Dilutive shares	220	182
Diluted shares	61,348	61,193

Weighted-average antidilutive stock awards are excluded in determining diluted EPS. There were no weighted-average antidilutive stock awards for the three months ended March 31, 2024 and 2023.

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Interest expense paid on deposits and borrowings	$98,327	$54,823
Noncash transfers from loans to other real estate	2,228	300

Note 15 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2023 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of March 31, 2024, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2024. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since March 31, 2024, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2024 and December 31, 2023 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At March 31, 2024:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,543,460	10.12%	7.00%	n/a
Trustmark National Bank	1,620,495	10.62%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,603,460	10.51%	8.50%	n/a
Trustmark National Bank	1,620,495	10.62%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,895,697	12.42%	10.50%	n/a
Trustmark National Bank	1,789,195	11.73%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,603,460	8.76%	4.00%	n/a
Trustmark National Bank	1,620,495	8.87%	4.00%	5.00%

At December 31, 2023:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,521,665	10.04%	7.00%	n/a
Trustmark National Bank	1,602,327	10.58%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,581,665	10.44%	8.50%	n/a
Trustmark National Bank	1,602,327	10.58%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,862,246	12.29%	10.50%	n/a
Trustmark National Bank	1,759,426	11.61%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,581,665	8.62%	4.00%	n/a
Trustmark National Bank	1,602,327	8.75%	4.00%	5.00%

Stock Repurchase Program

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

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(2,552)	$638	$(1,914)	$30,534	$(7,404)	$23,130
Change in net unrealized holding loss on securities transferred to held to maturity	3,661	(915)	2,746	3,859	(965)	2,894
Total securities available for sale and transferred securities	1,109	(277)	832	34,393	(8,369)	26,024
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	28	(7)	21	28	(7)	21
Recognized net loss due to lump sum settlements	—	—	—	25	(6)	19
Change in net actuarial loss	95	(24)	71	77	(19)	58
Total pension and other postretirement benefit plans	123	(31)	92	130	(32)	98
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(15,960)	3,990	(11,970)	6,269	(1,567)	4,702
Reclassification adjustment for (gain) loss realized in net income	4,820	(1,205)	3,615	2,931	(733)	2,198
Total cash flow hedge derivatives	(11,140)	2,785	(8,355)	9,200	(2,300)	6,900
Total other comprehensive income (loss)	$(9,908)	$2,477	$(7,431)	$43,723	$(10,701)	$33,022

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2024	$(204,670)	$(6,075)	$(8,978)	$(219,723)
Other comprehensive income (loss) before reclassification	832	—	(11,970)	(11,138)
Amounts reclassified from accumulated other comprehensive income (loss)	—	92	3,615	3,707
Net other comprehensive income (loss)	832	92	(8,355)	(7,431)
Balance at March 31, 2024	$(203,838)	$(5,983)	$(17,333)	$(227,154)

Balance at January 1, 2023	$(254,442)	$(5,792)	$(15,169)	$(275,403)
Other comprehensive income (loss) before reclassification	26,024	—	4,702	30,726
Amounts reclassified from accumulated other comprehensive income (loss)	—	98	2,198	2,296
Net other comprehensive income (loss)	26,024	98	6,900	33,022
Balance at March 31, 2023	$(228,418)	$(5,694)	$(8,269)	$(242,381)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the three months ended March 31, 2024 and the year ended December 31, 2023.

	March 31, 2024
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$372,424	$372,424	$—	$—
U.S. Government agency obligations	5,594	—	5,594	—
Mortgage-backed securities	1,324,281	—	1,324,281	—
Securities available for sale	1,702,299	372,424	1,329,875	—
LHFS	172,937	—	172,937	—
MSR	138,044	—	—	138,044
Other assets - derivatives	16,953	1,152	14,644	1,157
Other liabilities - derivatives	40,803	102	40,701	—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$372,368	$372,368	$—	$—
U.S. Government agency obligations	5,792	—	5,792	—
Mortgage-backed securities	1,384,718	—	1,384,718	—
Securities available for sale	1,762,878	372,368	1,390,510	—
LHFS	184,812	—	184,812	—
MSR	131,870	—	—	131,870
Other assets - derivatives	23,316	7,685	14,786	845
Other liabilities - derivatives	35,600	21	35,579	—

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2024 and 2023 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2024	$131,870	$845
Total net (loss) gain included in Mortgage banking, net (1)	3,197	1,047
Additions	2,977	—
Sales	—	(735)
Balance, March 31, 2024	$138,044	$1,157

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2024	$5,123	$927

Balance, January 1, 2023	$129,677	$157
Total net (loss) gain included in Mortgage banking, net (1)	(5,117)	1,288
Additions	2,646	—
Sales	—	(105)
Balance, March 31, 2023	$127,206	$1,340

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2023	$(3,972)	$531

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at March 31, 2024, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At March 31, 2024, Trustmark had outstanding balances of $42.9 million with a related ACL of $12.6 million in collateral-dependent LHFI, compared to outstanding balances of $49.1 million with a related ACL of $12.4 million in collateral-dependent LHFI at December 31, 2023. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $194 thousand were remeasured during the first three months of 2024, requiring write-downs of $34 thousand to reach their current fair values compared to $430 thousand of foreclosed assets that were remeasured during the first three months of 2023, requiring write-downs of $20 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at March 31, 2024 and December 31, 2023, are as follows ($ in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$606,261	$606,261	$975,543	$975,543
Securities held to maturity	1,415,025	1,333,014	1,426,279	1,355,504
Level 3 Inputs:
Net LHFI	12,914,945	12,809,237	12,811,157	12,762,505

Financial Liabilities:
Level 2 Inputs:
Deposits	15,338,557	15,320,852	15,569,763	15,553,417
Federal funds purchased and securities sold under repurchase agreements	393,215	393,215	405,745	405,745
Other borrowings	482,027	482,024	483,230	483,226
Subordinated notes	123,537	110,625	123,482	108,125
Junior subordinated debt securities	61,856	47,011	61,856	48,856

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI. The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three months ended March 31, 2024, a net loss of $1.5 million was recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to a net gain of $944 thousand for the three months ended March 31, 2023. Interest and fees on LHFS and LHFI for the three months ended March 31, 2024 included $1.7 million of interest earned on LHFS accounted for under the fair value option, compared to $1.5 million for the three months ended March 31, 2023. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $77.7 million and $78.8 million at March 31, 2024 and December 31, 2023, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and ACL, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option at March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Fair value of LHFS	$95,197	$105,974
LHFS contractual principal outstanding	93,598	102,994
Fair value less unpaid principal	$1,599	$2,980

Note 17 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

During 2022, Trustmark initiated a cash flow hedging program. Trustmark's objectives in initiating this hedging program were to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At March 31, 2024, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.225 billion compared to $1.125 billion at December 31, 2023.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components totaled $85 thousand and $9 thousand of amortization expense for the three months ended March 31, 2024 and 2023, respectively, and are included in interest and fees on LHFS and LHFI. As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. During the next twelve months, Trustmark estimates that $15.5 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $301.0 million at March 31, 2024 compared to $285.0 million at December 31, 2023. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $1.1 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $128.5 million at March 31, 2024, with a negative valuation adjustment of $208 thousand, compared to $109.5 million, with a negative valuation adjustment of $994 thousand, at December 31, 2023.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $88.5 million at March 31, 2024, with a positive valuation adjustment of $1.2 million, compared to $61.9 million, with a positive valuation adjustment of $845 thousand, at December 31, 2023.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivatives market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At March 31, 2024, Trustmark had interest rate swaps with an aggregate notional amount of $1.470 billion related to this program, compared to $1.500 billion at December 31, 2023.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At March 31, 2024, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $1.4 million at December 31, 2023. At March 31, 2024 and December 31, 2023, Trustmark had posted collateral of $40 thousand and $2.0 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at March 31, 2024, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At March 31, 2024, Trustmark had entered into seven risk participation agreements as a beneficiary with aggregate notional amounts of $44.9 million compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $40.1 million at December 31, 2023. At March 31, 2024 and December 31, 2023, Trustmark had entered into thirty-five risk participation agreements as a guarantor with aggregate notional amounts of $304.1 million and $304.7 million, respectively. The aggregate fair values of these risk participation agreements were immaterial at both March 31, 2024 and December 31, 2023.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at March 31, 2024 and December 31, 2023 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31, 2024	December 31, 2023
Derivatives in hedging relationships:
Interest rate contracts:
Interest rate swaps included in other assets (1)	$49	$1,182
Interest rate floors included in other assets	1,591	1,689
Interest rate swaps included in other liabilities (1)	2,442	267

Derivatives not designated as hedging instruments:
Interest rate contracts:
Exchange traded purchased options included in other assets	$17	$180
OTC written options (rate locks) included in other assets	1,157	845
Futures contracts included in other assets	1,135	7,505
Interest rate swaps included in other assets (1)	13,000	11,910
Credit risk participation agreements included in other assets	4	5
Forward contracts included in other liabilities	208	994
Exchange traded written options included in other liabilities	102	21
Interest rate swaps included in other liabilities (1)	38,019	34,255
Credit risk participation agreements included in other liabilities	32	63

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended March 31,
	2024	2023
Derivatives in hedging relationships:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS & LHFI	$(4,820)	$(2,931)

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$(5,126)	$2,455
Amount of gain (loss) recognized in bank card and other fees	(56)	(10)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(11,970)	$4,702

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of March 31, 2024 and December 31, 2023 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of March 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$14,640	$—	$14,640	$(3,746)	$(2,500)	$8,394

Offsetting of Derivative Liabilities
As of March 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$40,461	$—	$40,461	$(3,746)	$(40)	$36,675

Offsetting of Derivative Assets
As of December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$14,781	$—	$14,781	$(4,339)	$—	$10,442

Offsetting of Derivative Liabilities
As of December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$34,522	$—	$34,522	$(4,339)	$(2,040)	$28,143

Note 18 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance. For a complete overview of Trustmark’s operating segments, see Note 20 – Segment Information included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2023 Annual Report.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
General Banking
Net interest income	$131,517	$136,159
Provision for credit losses	7,348	934
Noninterest income	30,398	28,359
Noninterest expense	111,708	109,590
Income before income taxes	42,859	53,994
Income taxes	6,309	7,924
General banking net income	$36,550	$46,070
Selected Financial Information
Total assets	$18,093,454	$18,578,910
Depreciation and amortization	$8,367	$7,443

Wealth Management
Net interest income	$1,316	$1,439
Provision for credit losses	168	68
Noninterest income	8,957	8,719
Noninterest expense	7,991	8,034
Income before income taxes	2,114	2,056
Income taxes	523	513
Wealth management net income	$1,591	$1,543
Selected Financial Information
Total assets	$178,165	$207,414
Depreciation and amortization	$62	$69

Insurance
Net interest income	$(3)	$(3)
Noninterest income	15,994	14,299
Noninterest expense	11,447	10,703
Income before income taxes	4,544	3,593
Income taxes	1,150	906
Insurance net income	$3,394	$2,687
Selected Financial Information
Total assets	$104,993	$90,854
Depreciation and amortization	$134	$154

Consolidated
Net interest income	$132,830	$137,595
Provision for credit losses	7,516	1,002
Noninterest income	55,349	51,377
Noninterest expense	131,146	128,327
Income before income taxes	49,517	59,643
Income taxes	7,982	9,343
Consolidated net income	$41,535	$50,300
Selected Financial Information
Total assets	$18,376,612	$18,877,178
Depreciation and amortization	$8,563	$7,666

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889. At March 31, 2024, TNB had total assets of $18.374 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,712 full-time equivalent associates (measured at March 31, 2024) located in the states of Alabama (including the Georgia Loan Production Office (LPO), which are collectively referred to herein as Trustmark's Alabama market region), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment. See “Executive Overview” below for a description of TNB’s plans to sell its wholly owned subsidiary Fisher Brown Bottrell Insurance, Inc., which comprises the entirety of Trustmark’s Insurance Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023 (2023 Annual Report).

Executive Overview

Trustmark's financial results for the three months ended March 31, 2024 reflected continued growth in loans held for investment (LHFI), solid credit quality and an increase in noninterest income. Trustmark's capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. Trustmark remains well-positioned and committed to meeting the banking and financial needs of its customers and the communities it serves, and remains focused on providing support, advice and solutions to meet its customers’ unique needs. Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share. The dividend is payable June 15, 2024, to shareholders of record on June 1, 2024.

On April 23, 2024, TNB announced that it had entered into a definitive agreement to sell its wholly owned subsidiary, Fisher Brown Bottrell Insurance, Inc., (FBBI) to Marsh & McLennan Agency LLC (MMA) for $345.0 million in cash. The sale of FBBI, among the five largest bank-affiliated insurance brokerages in the nation and one of the largest agencies in the Southeast, is expected to allow Trustmark to capitalize on the strong valuation premiums in the insurance brokerage sector. The $345.0 million transaction value represents approximately 5.9 times FBBI’s 2023 revenue and 28.0 times net income. The estimated after-tax proceeds of $228.0 million are expected to be used to reposition Trustmark’s balance sheet to increase earnings, elevate profitability and enhance capital. TNB anticipates that the transaction, which is subject to standard closing conditions and regulatory approval, will close by the end of the second quarter of 2024. Upon consummation of this transaction, Trustmark will no longer engage in insurance brokerage activity and will no longer report an Insurance Segment in its periodic and other reports as filed with the SEC.

On April 8, 2024, Visa commenced an initial exchange offer expiring on May 3, 2024, for any and all outstanding shares of Visa Class B-1 common stock (Visa B-1 shares). Holders participating in the exchange offer would receive a combination of Visa Class B-2 common stock (Visa B-2 shares) and Visa Class C common stock (Visa C shares) in exchange for Visa B-1 shares that are validly tendered and accepted for exchange by Visa. TNB has tendered its 38.7 thousand Visa B-1 shares, and that tender is pending Visa’s acceptance. In exchange for each Visa B-1 share that is validly tendered and accepted for exchange by Visa, TNB would receive 50.0% of a newly issued Visa B-2 share and newly issued Visa C shares equivalent in value to 50.0% of a Visa B-1 share. Upon acceptance by Visa of TNB’s tender, the Visa C shares received by TNB would be recognized at fair value, which is expected to result in a realized gain that may be recorded during the second quarter of 2024. The Visa B-2 shares would continue to be held at their nominal carrying value.

Recent Economic and Industry Developments

Economic activity improved slightly during the first quarter of 2024; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, inflation, other economic and industry volatility, the 2024 election cycle in the United States, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

Market interest rates began to rise during 2022 after an extended period at historical lows. Starting in March 2022, the FRB began raising the target federal funds rate for the first time in three years and continued with multiple increases throughout 2022 and the first half of 2023. The FRB has maintained the target federal funds rate at a range of 5.25% to 5.50% since July 2023. In addition, the FRB increased the interest that it pays on reserves multiple times during 2022 and first half of 2023 from 0.10% to 5.40% as of July 2023. The FRB has maintained the rate it pays on reserves at 5.40% since July 2023. As interest rates have increased, so have competitive pressures on the deposit cost of funds. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on Trustmark's results of operations.

In the April 2024 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that during the reporting period (covering the period from February 26, 2024 through April 8, 2024) economic activity expanded slightly. Reports by the twelve Federal Reserve Districts (Districts) noted the following during the reporting period:

•
Consumer spending barely increased overall, but reports were quite mixed across Districts and spending categories. Several reports mentioned weakness in discretionary spending, as consumers’ price sensitivity remained elevated. Auto spending was buoyed notably in some Districts by improved inventories and dealer incentives. Tourism activity increased modestly, on average, but reports varied widely. Manufacturing activity declined slightly.
•
On average, contacts reported slight increases in nonfinancial services activity. Bank lending was roughly flat overall. Residential construction increased a little, on average, and home sales strengthened in most Districts. In contrast, nonresidential construction was flat, and commercial real estate leasing fell slightly.
•
Overall economic expectations for the coming months was generally cautiously optimistic.
•
Employment rose at a slight pace overall. Most Districts noted increases in labor supply and in the quality of job applicants; however, many Districts described persistent shortages of qualified applicants for certain positions, including machinists, trades workers, and hospitality workers. Several Districts reported improved retention of employees, and others pointed to staff reductions at some firms. Wages grew at a slight to moderate pace. Multiple Districts said that annual wage growth rates had recently returned to their historical averages. On balance, contacts expected that labor demand and supply would remain relatively stable, with modest further job gains and continued moderation of wage growth back to pre-pandemic levels.
•
On average, price increases were modest. Movements in raw materials prices were mixed. Contacts in several Districts reported sharp increases in insurance rates, for both businesses and homeowners. Another frequent comment was that firms’ ability to pass cost increases on to consumers had weakened considerably in recent months, resulting in smaller profit margins. Inflation also caused strain at nonprofit entities, resulting in service reductions in some cases. On balance, contacts expected that inflation would hold steady at a slow pace moving forward; however, contacts in a few Districts—mostly manufacturers—perceived upside risks to near-term inflation in both input prices and output prices.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve’s Sixth District also noted lending remained relatively flat amid continued contraction in most consumer loan segments, with one notable exception being home equity lines of credit, which have steadily increased in originations and utilization and a minor increase in commercial real estate loan originations, including multifamily. The Federal Reserve's Sixth District also reported the allowance for loan and lease losses continued to increase as economic uncertainty drove banks to adjust reserves, cash balances increased slightly, consistent with broader industry trends, large time deposits experienced continued growth but may be showing early signs of flattening and borrowings declined over the reporting period as banks paid down this more expensive source of funding. The Federal Reserve’s Eleventh District also reported that loan volumes declined, credit standards continued to tighten, loan pricing continued to rise and loan nonperformance rose slightly. The Federal Reserve’s Eleventh District also noted bankers’ outlooks remained mixed with an expectation of an increase in loan demand six months from now but a deterioration in loan performance and overall business activity.

Financial Highlights

Trustmark reported net income of $41.5 million, or basic and diluted earnings per share (EPS) of $0.68, in the first quarter of 2024, compared to $50.3 million, or basic and diluted EPS of $0.82, in the first quarter of 2023. Trustmark’s reported performance during the quarter ended March 31, 2024 produced a return on average tangible equity of 12.98%, a return on average assets of 0.89%, an average equity to average assets ratio of 8.98% and a dividend payout ratio of 33.82%, compared to a return on average tangible equity of 18.03%, a return on average assets of 1.10%, an average equity to average assets ratio of 8.24% and a dividend payout ratio of 28.05% during the quarter ended March 31, 2023.

Total revenue, which is defined as net interest income plus noninterest income, for the three months ended March 31, 2024 was $188.2 million, a decrease of $793 thousand, or 0.4%, when compared to the same time period in 2023. The decrease in total revenue for the three months ended March 31, 2024, when compared to the same time period in 2023, was the result of a decrease in net interest income largely offset by an increase in noninterest income.

Net interest income for the three months ended March 31, 2024 totaled $132.8 million, a decrease of $4.8 million, or 3.5%, when compared to the same time period in 2023, principally due to an increase in interest on deposits partially offset by an increase in interest and fees on loans held for sale (LHFS) and LHFI and a decline in other interest expense. Interest income totaled $229.8 million for the three months ended March 31, 2024, an increase of $30.9 million, or 15.6%, when compared to the same time period in 2023, principally due to an increase in interest and fees on LHFS and LHFI primarily as a result of the higher interest rate environment and loan growth. Interest expense totaled $97.0 million for the three months ended March 31, 2024, an increase of $35.7 million, or 58.2%, when compared to the same time period in 2023. The increase in interest expense when the three months ended March 31, 2024 is compared to the same time period in 2023 was principally due to an increase in interest on deposits primarily due to rising interest rates, increased competition for deposits and higher average balances, partially offset by a decrease in other interest expense primarily due to a decrease in short-term Federal Home Loan Bank (FHLB) advances.

Noninterest income for the three months ended March 31, 2024 totaled $55.3 million, an increase of $4.0 million, or 7.7%, when compared to the same time period in 2023, primarily due to increases in mortgage banking, net, insurance commissions and other, net. Mortgage banking, net totaled $8.9 million for the three months ended March 31, 2024, an increase of $1.3 million, or 16.7%, when compared to the same time period in 2023, principally due to an increase in the gain on sales of loans, net. Insurance commissions totaled $15.5 million for the first quarter of 2024, an increase of $1.2 million, or 8.1%, when compared to the same time period in 2023, principally due to increases in commercial property and casualty commissions. Other, net totaled $3.6 million for the first quarter of 2024, an increase of $1.1 million, or 44.5%, when compared to the same time period in 2023, principally due to increases in cash management service fees and other miscellaneous income.

Noninterest expense for the three months ended March 31, 2024 totaled $131.1 million, an increase of $2.8 million, or 2.2%, when compared to the same time period in 2023. The increase in noninterest expense for the three months ended March 31, 2024 was principally due to increases in other expense and salaries and employee benefits. Salaries and employee benefits totaled $75.5 million for the three months ended March 31, 2024, an increase of $1.4 million, or 1.9%, when compared to the same time period in 2023, principally due to increases in salaries expense, primarily due to general merit increases, partially offset by a decline in medical insurance expense. Other expense totaled $17.0 million for the three months ended March 31, 2024, an increase of $2.2 million, or 14.6%, when compared to the same time period in 2023, principally due to an increase in FDIC assessment expense, primarily due to an increase in the assessment rate.

Trustmark’s provision for credit losses (PCL) on LHFI for the three months ended March 31, 2024 totaled $7.7 million, an increase of $4.5 million when compared to the same time period in 2023. The PCL on LHFI for the three months ended March 31, 2024 primarily reflected an increase in required reserves as a result of changes in the macroeconomic forecasts resulting from the annual loss driver analysis performed during the first quarter of 2024 partially offset by a decline in required reserves as a result of updates to the qualitative reserve factors. The PCL on off-balance sheet credit exposures totaled a negative $192 thousand for the three months ended March 31, 2024, a decrease in the negative provision of $2.1 million, or 91.4%, when compared to the same time period in 2023. The negative PCL on off-balance sheet credit exposures for the three months ended March 31, 2024, primarily reflected a decrease in required reserves as a result of a decrease in unfunded commitments largely offset by an increase in required reserves as a result of implementing the performance trend qualitative reserve factor. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At March 31, 2024, nonperforming assets totaled $106.0 million, a decrease of $904 thousand, or 0.8%, compared to December 31, 2023, reflecting a decrease in nonaccrual LHFI partially offset by an increase in other real estate. Nonaccrual LHFI totaled $98.4 million at March 31, 2024, a decrease of $1.7 million, or 1.7%, relative to December 31, 2023, primarily as a result of the resolution of one large nonaccrual commercial credit in the Texas market region partially offset by one large commercial credit placed on nonaccrual in the Texas market region as well as an increase in mortgage nonaccruals. Other real estate, net totaled $7.6 million at March 31, 2024, an increase of $753 thousand, or 11.0%, when compared to December 31, 2023, principally due to properties foreclosed in the Mississippi market region partially offset by properties sold in the Alabama and Mississippi market regions as well as write-downs of properties in the Texas market region.

LHFI totaled $13.058 billion at March 31, 2024, an increase of $107.4 million, or 0.8%, compared to December 31, 2023. The increase in LHFI during the first three months of 2024 was primarily due to net growth in LHFI secured by real estate partially offset by a decline in state and other political subdivision LHFI. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $15.339 billion at March 31, 2024, a decrease of $231.2 million, or 1.5%, compared to December 31, 2023. During the first three months of 2024, noninterest-bearing deposits decreased $158.0 million, or 4.9%, as a result of declines in all categories of noninterest-bearing deposits reflecting customers migration into higher-yielding products. Interest-bearing deposits decreased $73.2 million, or 0.6%, during the first three months of 2024, primarily due to declines in public and consumer interest checking accounts and consumer certificates of deposits (CDs), partially offset by growth in business and consumer money market deposit accounts (MMDA).

Federal funds purchased and securities sold under repurchase agreements totaled $393.2 million at March 31, 2024, a decrease of $12.5 million, or 3.1%, compared to December 31, 2023, principally due to a decrease in upstream federal funds purchased. Other borrowings totaled $482.0 million at March 31, 2024, a decrease of $1.2 million, or 0.2%, compared to December 31, 2023, principally due to a decline in GNMA loans eligible for repurchase.

Recent Legislative and Regulatory Developments

Bank Merger Review

On March 21, 2024, the FDIC published proposed revisions to its Statement of Policy on Bank Merger Transactions that may change the way the FDIC reviews bank merger applications. While the Federal Reserve has not issued a similar proposal, Federal Reserve Vice Chair for Supervision Michael Barr has stated that the Federal Reserve is working with the Department of Justice to update guidelines setting forth standards for the review of the competitive impact of a bank merger transaction. These pending regulatory revisions create uncertainty regarding the standards that the agencies may apply to their review of bank mergers and may make it more difficult and/or costly to obtain regulatory approval of a bank merger, or otherwise result in more burdensome conditions in approval orders than the agencies have previously imposed. Additionally, the agencies may begin to apply new standards in practice before they formally finalize changes to their merger policies. As a result, these new standards may limit banking organizations’ ability to grow through an acquisition or make it more costly or less beneficial for them to do so.

For additional information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2023 Annual Report.

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Consolidated Statements of Income
Total interest income	$229,840	$198,900
Total interest expense	97,010	61,305
Net interest income	132,830	137,595
PCL, LHFI	7,708	3,244
PCL, off-balance sheet credit exposures	(192)	(2,242)
Noninterest income	55,349	51,377
Noninterest expense	131,146	128,327
Income before income taxes	49,517	59,643
Income taxes	7,982	9,343
Net Income	$41,535	$50,300

Total Revenue (1)	$188,179	$188,972

Per Share Data
Basic EPS	$0.68	$0.82
Diluted EPS	0.68	0.82
Cash dividends per share	0.23	0.23

Performance Ratios
Return on average equity	9.96%	13.39%
Return on average tangible equity	12.98%	18.03%
Return on average assets	0.89%	1.10%
Average equity / average assets	8.98%	8.24%
Net interest margin (fully taxable equivalent)	3.21%	3.39%
Dividend payout ratio	33.82%	28.05%

Credit Quality Ratios
Net charge-offs (recoveries) / average loans	0.12%	0.04%
PCL, LHFI / average loans	0.24%	0.10%
Nonaccrual LHFI / (LHFI + LHFS)	0.74%	0.57%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.80%	0.58%
ACL, LHFI / LHFI	1.10%	0.98%
(1)
Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.

	March 31,
	2024	2023
Consolidated Balance Sheets
Total assets	$18,376,612	$18,877,178
Securities	3,117,324	3,458,500
Total loans (LHFI + LHFS)	13,230,880	12,673,121
Deposits	15,338,557	14,783,661
Total shareholders' equity	1,682,599	1,562,099

Stock Performance
Market value - close	$28.11	$24.70
Book value	27.50	25.59
Tangible book value	21.18	19.24

Capital Ratios
Total equity / total assets	9.16%	8.28%
Tangible equity / tangible assets	7.20%	6.35%
Tangible equity / risk-weighted assets	8.49%	7.94%
Tier 1 leverage ratio	8.76%	8.29%
Common equity Tier 1 risk-based capital ratio	10.12%	9.76%
Tier 1 risk-based capital ratio	10.51%	10.17%
Total risk-based capital ratio	12.42%	11.95%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended March 31,
		2024	2023
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,676,521	$1,523,828
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(2,920)	(3,523)
Total average tangible equity		$1,289,364	$1,136,068

PERIOD END BALANCES
Total shareholders' equity		$1,682,599	$1,562,099
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(2,845)	(3,352)
Total tangible equity	(a)	$1,295,517	$1,174,510

TANGIBLE ASSETS
Total assets		$18,376,612	$18,877,178
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(2,845)	(3,352)
Total tangible assets	(b)	$17,989,530	$18,489,589
Risk-weighted assets	(c)	$15,257,385	$14,793,893

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$41,535	$50,300
Plus: Intangible amortization net of tax		90	216
Net income adjusted for intangible amortization		$41,625	$50,516
Period end shares outstanding	(d)	61,178,366	61,048,516

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		12.98%	18.03%
Tangible equity/tangible assets	(a)/(b)	7.20%	6.35%
Tangible equity/risk-weighted assets	(a)/(c)	8.49%	7.94%
Tangible book value	(a)/(d)*1,000	$21.18	$19.24

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,682,599	$1,562,099
CECL transitional adjustment		6,500	13,000
AOCI-related adjustments		227,154	242,381
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(370,205)	(370,234)
Other adjustments and deductions for CET1 (2)		(2,588)	(3,275)
CET1 capital	(e)	1,543,460	1,443,971
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 Capital		$1,603,460	$1,503,971

Common equity Tier 1 risk-based capital ratio	(e)/(c)	10.12%	9.76%
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

Net interest income-FTE for the three months ended March 31, 2024 decreased $4.9 million, or 3.5%, when compared with the same time period in 2023. The decrease in net interest income-FTE when the three months ended March 31, 2024 is compared to the same time period in 2023 was principally due to an increase in interest on deposits partially offset by an increase in interest and fees on LHFS and LHFI-FTE and a decrease in other interest expense. The net interest margin-FTE for the three months ended March 31, 2024 decreased 18 basis points to 3.21% when compared to the same time period in 2023. The decrease in the net interest margin for the three months ended March 31, 2024 when compared to the same time period in 2023, was principally due to an increase in the cost of interest-bearing deposits partially offset by the increase in the yield on the LHFS and LHFI portfolios.

Average interest-earning assets for the three months ended March 31, 2024 was $17.088 billion compared to $16.856 billion for the same time period in 2023, an increase of $231.3 million, or 1.4%. The increase in average interest-earning assets for the three months ended March 31, 2024 when compared to the same time period in 2023, was principally due to an increase in average loans (LHFS and LHFI) partially offset by a decline in average total securities and average other earning assets. Average loans (LHFS and LHFI) increased $639.4 million, or 5.1%, when the three months ended March 31, 2024 is compared to the same time period in 2023, principally due to an increase in the average balance of the LHFI portfolio of $603.6 million, or 4.9%. The increase in the LHFI portfolio when the balances at March 31, 2024 are compared to March 31, 2023 was principally due to net growth in LHFI secured by real estate and other commercial loans and leases, partially offset by a decrease in state and other political subdivision LHFI. Average total securities declined $329.3 million, or 9.0%, when the three months ended March 31, 2024 is compared to the same time period in 2023, principally due to calls, maturities and pay-downs of the loans underlying GSE guaranteed securities. Average other earning assets decreased $76.5 million, or 11.8%, when the three months ended March 31, 2024 is compared to the same time period in 2023, primarily due to decreases in reserves held at the FRBA and investments in FHLB stock.

Interest income-FTE for the three months ended March 31, 2024 totaled $233.2 million, an increase of $30.8 million, or 15.2%, while the yield on total earning assets increased to 5.49% compared to 4.87% for the same time period in 2023. The increase in interest income-FTE for the three months ended March 31, 2024 was primarily due to an increase in interest and fees on LHFS and LHFI-FTE. During the three months ended March 31, 2024, interest and fees on LHFS and LHFI-FTE increased $30.5 million, or 17.0%, while the yield on LHFS and LHFI increased 61 basis points to 6.40% when compared to the same time period in 2023, primarily due to the higher interest rate environment as well as the increase in the average balance of LHFI.

Average interest-bearing liabilities for the three months ended March 31, 2024 totaled $13.376 billion compared to $12.585 billion for the same time period in 2023, an increase of $791.5 million, or 6.3%. The increase in average interest-bearing liabilities when the three months ended March 31, 2024 is compared to the same time period in 2023 was primarily the result of an increase in average interest-bearing deposits partially offset by a decline in average other borrowings. Average interest-bearing deposits for the three months ended March 31, 2024 increased $1.447 billion, or 13.3%, when compared to the same time period in 2023, reflecting growth in average time deposits and average interest-bearing demand deposits, partially offset by declines in savings deposits. Average other borrowings for the three months ended March 31, 2024 decreased $647.2 million, or 49.9%, when compared to the same time period in 2023, principally due to the decrease in outstanding short-term FHLB advances with the FHLB of Dallas as a result of changes in funding needs.

Interest expense for the three months ended March 31, 2024 totaled $97.0 million, an increase of $35.7 million, or 58.2%, when compared with the same time period in 2023, while the rate on total interest-bearing liabilities increased 94 basis points to 2.92% principally due to an increase in interest on deposits partially offset by a decline in other interest expense. Interest on deposits for the three months ended March 31, 2024 increased $42.8 million while the rate on interest-bearing deposits increased 121 basis points to 2.74% when compared to the same time period in 2023, primarily due to higher interest rates, reflecting the increased competitive pressures on deposits, and increases in average balances of time deposits and MMDA accounts. Other interest expense for the three months ended March 31, 2024 decreased $7.9 million, or 50.5%, while the rate on other borrowings decreased to 4.78% compared to 4.87% for the same time period in 2023, primarily due to the decrease in outstanding short-term FHLB advances with the FHLB of Dallas.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$114	$1	3.53%	$2,379	$30	5.11%
Securities - taxable	3,346,095	15,634	1.88%	3,666,404	16,761	1.85%
Securities - nontaxable	340	4	4.73%	9,321	92	4.00%
Loans (LHFS and LHFI)	13,169,805	209,456	6.40%	12,530,449	178,967	5.79%
Other earning assets	571,215	8,110	5.71%	647,760	6,527	4.09%
Total interest-earning assets	17,087,569	233,205	5.49%	16,856,313	202,377	4.87%
Other assets	1,730,521			1,762,449
ACL, LHFI	(138,711)			(119,978)
Total Assets	$18,679,379			$18,498,784

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$12,299,407	83,716	2.74%	$10,852,367	40,898	1.53%
Federal funds purchased and securities sold under repurchase agreements	428,127	5,591	5.25%	436,535	4,832	4.49%
Other borrowings	648,816	7,703	4.78%	1,295,980	15,575	4.87%
Total interest-bearing liabilities	13,376,350	97,010	2.92%	12,584,882	61,305	1.98%
Noninterest-bearing demand deposits	3,120,566			3,813,248
Other liabilities	505,942			576,826
Shareholders' equity	1,676,521			1,523,828
Total Liabilities and Shareholders' Equity	$18,679,379			$18,498,784

Net Interest Margin		136,195	3.21%		141,072	3.39%

Less tax equivalent adjustment		3,365			3,477
Net Interest Margin per Consolidated Statements of Income		$132,830			$137,595

Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI totaled $7.7 million for the three months ended March 31, 2024, compared to $3.2 million for the same time period in 2023. The PCL on LHFI for the three months ended March 31, 2024 primarily reflected an increase in required reserves as a result of changes in the macroeconomic forecasts resulting from the annual loss driver analysis performed during the first quarter of 2024 partially offset by a decline in required reserves as a result of updates to the qualitative reserve factors.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled a negative $192 thousand for the three months ended March 31, 2024, compared to a negative $2.2 million for the same time period in 2023. The negative PCL on off-balance sheet credit exposures for the three months ended March 31, 2024, primarily reflected a decrease in required reserves as a result of a decrease in unfunded commitments largely offset by an increase in required reserves as a result of implementing the performance trend qualitative reserve factor.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income

Noninterest income represented 29.4% of total revenue for the three months ended March 31, 2024, compared to 27.2% for the three months ended March 31, 2023. The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Service charges on deposit accounts	$10,958	$10,336	$622	6.0%
Bank card and other fees	7,428	7,803	(375)	-4.8%
Mortgage banking, net	8,915	7,639	1,276	16.7%
Insurance commissions	15,464	14,305	1,159	8.1%
Wealth management	8,952	8,780	172	2.0%
Other, net	3,632	2,514	1,118	44.5%
Total noninterest income	$55,349	$51,377	$3,972	7.7%

Changes in various components of noninterest income are discussed in further detail below. For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Mortgage servicing income, net	$6,934	$6,785	$149	2.2%
Change in fair value-MSR from runoff	(1,926)	(1,145)	(781)	-68.2%
Gain on sales of loans, net	5,009	3,797	1,212	31.9%
Mortgage banking income before net hedge ineffectiveness	10,017	9,437	580	6.1%
Change in fair value-MSR from market changes	5,123	(3,972)	9,095	n/m
Change in fair value of derivatives	(6,225)	2,174	(8,399)	n/m
Net hedge ineffectiveness	(1,102)	(1,798)	696	38.7%
Mortgage banking, net	$8,915	$7,639	$1,276	16.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net for the three months ended March 31, 2024 when compared to the same time period in 2023 was principally due to an increase in the gain on sales of loans, net. Mortgage loan production for the three months ended March 31, 2024 was $274.0 million, a decrease of $87.1 million, or 24.1%, when compared to the same time period in 2023. Loans serviced for others totaled $8.553 billion at March 31, 2024, compared with $8.152 billion at March 31, 2023, an increase of $401.3 million, or 4.9%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The increase in the gain on sales of loans, net when the three months ended March 31, 2024 is compared to the same time period in 2023, was primarily the result of higher profit margins in secondary marketing activities and an increase in the volume of loans sold, partially offset by a decline in the mortgage fair value adjustment. Loan sales totaled $258.3 million for the three months ended March 31, 2024, an increase of $44.5 million, or 20.8%, when compared with the same time period in 2023.

Other, Net

The following table illustrates the components of other, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,834)	$(1,961)	$127	6.5%
Increase in life insurance cash surrender value	1,844	1,693	151	8.9%
Other miscellaneous income	3,622	2,782	840	30.2%
Total other, net	$3,632	$2,514	$1,118	44.5%

The increase in other, net for the first three months of 2024, when compared to the same time period in 2023 was principally due to increases in cash management service fees and other miscellaneous income.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Salaries and employee benefits	$75,458	$74,056	$1,402	1.9%
Services and fees	24,839	25,426	(587)	-2.3%
Net occupancy-premises	7,496	7,629	(133)	-1.7%
Equipment expense	6,385	6,405	(20)	-0.3%
Other expense	16,968	14,811	2,157	14.6%
Total noninterest expense	$131,146	$128,327	$2,819	2.2%

Changes in the various components of noninterest expense are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three months ended March 31, 2024 is compared to the same time period in 2023 was principally due to increases in salaries expense, primarily due to general merit increases, partially offset by a decline in medical insurance expense.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Loan expense	$2,955	$2,538	$417	16.4%
Amortization of intangibles	120	288	(168)	-58.3%
FDIC assessment expense	4,509	2,370	2,139	90.3%
Other real estate expense, net	671	172	499	n/m
Other miscellaneous expense	8,713	9,443	(730)	-7.7%
Total other expense	$16,968	$14,811	$2,157	14.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other expense when the three months ended March 31, 2024 is compared to the same time period in 2023 was principally due to an increase in FDIC assessment expense, primarily due to an increase in the assessment rate. The increase in FDIC assessment rate was principally due to increases in the overall assessment rate and the 2 basis point increase in the initial base assessment rate by the FDIC during the second quarter of 2023 as part of the FDIC's final rule to restore the DIF to required levels.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 18 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the three months ended March 31, 2024 and 2023.

General Banking

Net interest income for the General Banking Segment decreased $4.6 million, or 3.4%, when the three months ended March 31, 2024 is compared with the same time period in 2023. The decrease in net interest income was principally due to an increase in interest on deposits partially offset by an increase in interest and fees on LHFS and LHFI and a decline in other interest expense. The PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for the three months ended March 31, 2024 totaled $7.3 million compared to a PCL of $934 thousand for the same period in 2023, an increase of $6.4 million. For more information on these net interest income and PCL items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment increased $2.0 million, or 7.2%, when the first three months of 2024 is compared to the same time period in 2023, primarily due to the increases in mortgage banking, net and cash management service fees. Noninterest income for the General Banking Segment represented 18.8% of total revenue for this segment for the first three months of 2024 compared to 17.2% for the same time period in 2023. Noninterest income for the General Banking Segment includes service charges on deposit accounts; wealth management; bank card and other fees; mortgage banking, net; other, net and securities gains (losses), net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $2.1 million, or 1.9%, when the first three months of 2024 is compared with the same time period in 2023, principally due to increases in data processing charges related to software and FDIC assessment expense, partially offset by declines in outside services and fees. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first three months of 2024 increased $48 thousand, or 3.1%, when compared to the same time period in 2023, primarily due to an increase in noninterest income partially offset by a decline in net interest income. Net interest income for the Wealth Management Segment decreased $123 thousand, or 8.5%, when the first three months of 2024 is compared to the same time period in 2023, principally due to an increase in interest expense on deposits as well as a decline in interest and fees on loans generated by the Private Banking Department. The PCL for the three months ended March 31, 2024 totaled $168 thousand compared to a PCL of $68 thousand for the same period in 2023. Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $238 thousand, or 2.7%, when the first three months of 2024 is compared to the same time period in 2023, primarily due to an increase in income from brokerage services partially offset by a decrease in income from trust management services. Noninterest expense for the Wealth Management Segment decreased $43 thousand, or 0.5%, when the first three months of 2024 is compared to the same time period in 2023, principally due to declines in business process outsourcing expense and miscellaneous other expenses largely offset by an increase in salaries and employee benefits expense, primarily related to broker commissions and trust incentives.

At March 31, 2024 and 2023, Trustmark held assets under management and administration of $8.799 billion and $17.448 billion, respectively, and brokerage assets of $2.712 billion and $2.375 billion, respectively.

Insurance

Net income for the Insurance Segment for the first three months of 2024 increased $707 thousand, or 26.3%, when compared to the same time period in 2023. Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $1.7 million, or 11.9%, when the first three months of 2024 is compared to the same time period in 2023, primarily due to new business commission volume in the commercial property and casualty business. Noninterest expense for the Insurance Segment increased $744 thousand, or 7.0%, when the first three months of 2024 is compared to the same time period in 2023, primarily due to an increase in salaries expense principally resulting from an increase in commission expense as a result of higher business volumes.

See the section captioned “Executive Overview” above for a description of TNB’s plans to sell its wholly owned subsidiary FBBI, which comprises the entirety of Trustmark’s Insurance Segment.

Income Taxes

For the three months ended March 31, 2024, Trustmark’s combined effective tax rate was 16.1% compared to 15.7% for the same time period in 2023. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low-income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities sold under reverse repurchase agreements and other earning assets. Average earning assets totaled $17.088 billion, or 91.5% of total average assets, for the three months ended March 31, 2024, compared to $16.856 billion, or 91.1% of total average assets, for the three months ended March 31, 2023, an increase of $231.3 billion, or 1.4%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 4.3 years at March 31, 2024 compared to 4.5 years at December 31, 2023.

When compared to December 31, 2023, total investment securities decreased by $71.8 million, or 2.3%, during the first three months of 2024. This decrease resulted primarily from calls, maturities and pay-downs of the loans underlying GSE guaranteed securities. Trustmark sold no securities during the first three months of 2024 or 2023.

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

At March 31, 2024, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss) (AOCI) in the accompanying consolidated balance sheets totaled $54.8 million compared to $57.6 million at December 31, 2023.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At March 31, 2024, available for sale securities totaled $1.702 billion, which represented 54.6% of the securities portfolio, compared to $1.763 billion, or 55.3% of total securities, at December 31, 2023. At March 31, 2024, unrealized losses, net on available for sale securities totaled $198.7 million compared to unrealized losses, net of $196.1 million at December 31, 2023. At March 31, 2024, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At March 31, 2024, held to maturity securities totaled $1.415 billion, which represented 45.4% of the total securities portfolio, compared to $1.426 billion, or 44.7% of total securities, at December 31, 2023.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 100.0% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s). None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime. Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and FRBA, Trustmark does not hold any other equity investment in a GSE or other governmental entity.

As of March 31, 2024, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,900,980	100.0%	$1,702,299	100.0%
Total securities available for sale	$1,900,980	100.0%	$1,702,299	100.0%

Securities Held to Maturity
Aaa	$1,414,685	100.0%	$1,332,674	100.0%
Not Rated (1)	340	—	340	—
Total securities held to maturity	$1,415,025	100.0%	$1,333,014	100.0%

	December 31, 2023
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,959,007	100.0%	$1,762,878	100.0%
Total securities available for sale	$1,959,007	100.0%	$1,762,878	100.0%

Securities Held to Maturity
Aaa	$1,425,939	100.0%	$1,355,164	100.0%
Not Rated (1)	340	—	340	—
Total securities held to maturity	$1,426,279	100.0%	$1,355,504	100.0%

(1)
Not rated securities primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.

LHFS

At March 31, 2024, LHFS totaled $172.9 million, consisting of $95.2 million of residential real estate mortgage loans in the process of being sold to third parties and $77.7 million of GNMA optional repurchase loans. At December 31, 2023, LHFS totaled $184.8 million, consisting of $106.0 million of residential real estate mortgage loans in the process of being sold to third parties and $78.8 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2024 or 2023.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

At March 31, 2024 and December 31, 2023, LHFI consisted of the following ($ in thousands):

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$617,008	4.7%	$642,886	5.0%
Other secured by 1-4 family residential properties	625,387	4.8%	622,397	4.8%
Secured by nonfarm, nonresidential properties	3,543,235	27.1%	3,489,434	26.9%
Other real estate secured	1,384,610	10.6%	1,312,551	10.1%
Other loans secured by real estate:
Other construction	922,453	7.1%	867,793	6.7%
Secured by 1-4 family residential properties	2,266,094	17.4%	2,282,318	17.6%
Commercial and industrial loans	1,922,711	14.7%	1,922,910	14.9%
Consumer loans	159,340	1.2%	165,734	1.3%
State and other political subdivision loans	1,052,844	8.1%	1,088,466	8.4%
Other commercial loans and leases	564,261	4.3%	556,035	4.3%
LHFI	$13,057,943	100.0%	$12,950,524	100.0%

LHFI increased $107.4 million, or 0.8%, compared to December 31, 2023. The increase in LHFI during the first three months of 2024 was primarily due to net growth in LHFI secured by real estate partially offset by a decline in state and other political subdivision LHFI.

LHFI secured by real estate increased $141.4 million, or 1.5%, during the first three months of 2024, primarily due to net growth in other real estate secured LHFI, other construction LHFI and LHFI secured by nonfarm, nonresidential properties (NFNR), partially offset by net declines in construction, land development and other land LHFI and LHFI secured by 1-4 family residential properties. Other real estate secured LHFI increased $72.1 million, or 5.5%, during the first three months of 2024, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Texas, Alabama and Mississippi market regions. Excluding other construction loan reclassifications, other real estate secured LHFI decreased $14.5 million, or 1.1%, during the first three months of 2024 principally due to declines in LHFI secured by multi-family residential properties in the Alabama market region, partially offset by growth in LHFI secured by multi-family residential properties in the Texas and Mississippi market regions. Other construction loans increased $54.7 million, or 6.3%, during the first three months of 2024 primarily due to new construction loans across all five market regions partially offset by other construction loans moved to other loan categories upon the completion of the related construction project. During the first three months of 2024, $224.1 million loans were moved from other construction to other loan categories, including $86.6 million to multi-family residential loans, $126.6 million to nonowner-occupied loans and $10.9 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans totaled $255.7 million, or 29.5%, during the first three months of 2024. NFNR LHFI increased $53.8 million, or 1.5%, during the first three months of 2024 principally due to other construction loans that moved to NFNR LHFI in the Mississippi, Alabama, Texas and Florida market regions. Excluding other construction loan reclassifications, NFNR LHFI decreased $83.7 million, or 2.4%, during the first three months of 2024 principally due to declines in nonowner-occupied loans in the Mississippi and Texas market regions. LHFI secured by construction, land development and other land decreased $25.9 million, or 4.0%, during the first three months of 2024 primarily due to declines in land development loans in the Alabama and Mississippi market regions. LHFI secured by 1-4 family residential properties decreased $16.2 million, or 0.7%, during the first three months of 2024 primarily in the Mississippi market region. Trustmark's LHFI secured by 1-4 family residential properties are primarily included in the Mississippi market region because these loans are centrally analyzed and approved as part of the mortgage line of business which is located in Jackson, Mississippi.

State and other political subdivision LHFI declined $35.6 million, or 3.3%, during the first three months of 2024, reflecting declines across all five market regions.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	March 31, 2024	December 31, 2023
Home equity loans	$61,619	$58,176
Home equity lines of credit	437,565	430,933
Percentage of loans and lines for which Trustmark holds first lien	47.8%	47.8%
Percentage of loans and lines for which Trustmark does not hold first lien	52.2%	52.2%

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

Trustmark’s variable rate LHFI are based primarily on various prime and SOFR interest rate bases. The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$170,106	$446,902	$617,008
Other secured by 1- 4 family residential properties	180,579	444,808	625,387
Secured by nonfarm, nonresidential properties	1,479,121	2,064,114	3,543,235
Other real estate secured	148,393	1,236,217	1,384,610
Other loans secured by real estate:
Other construction	3,805	918,648	922,453
Secured by 1- 4 family residential properties	1,362,948	903,146	2,266,094
Commercial and industrial loans	837,159	1,085,552	1,922,711
Consumer loans	132,397	26,943	159,340
State and other political subdivision loans	988,707	64,137	1,052,844
Other commercial loans and leases	319,503	244,758	564,261
LHFI	$5,622,718	$7,435,225	$13,057,943

	December 31, 2023
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$158,143	$484,743	$642,886
Other secured by 1- 4 family residential properties	180,665	441,732	622,397
Secured by nonfarm, nonresidential properties	1,487,255	2,002,179	3,489,434
Other real estate secured	147,111	1,165,440	1,312,551
Other loans secured by real estate:
Other construction	10,240	857,553	867,793
Secured by 1- 4 family residential properties	1,374,499	907,819	2,282,318
Commercial and industrial loans	756,812	1,166,098	1,922,910
Consumer loans	137,424	28,310	165,734
State and other political subdivision loans	1,022,092	66,374	1,088,466
Other commercial loans and leases	300,094	255,941	556,035
LHFI	$5,574,335	$7,376,189	$12,950,524

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

The following table presents the LHFI composition by region at March 31, 2024 and reflects each region’s diversified mix of loans ($ in thousands):

	March 31, 2024
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$617,008	$269,322	$36,361	$167,709	$40,862	$102,754
Other secured by 1-4 family residential properties	625,387	154,303	54,099	303,207	79,415	34,363
Secured by nonfarm, nonresidential properties	3,543,235	981,921	233,109	1,485,304	150,017	692,884
Other real estate secured	1,384,610	561,115	1,728	417,757	6,965	397,045
Other loans secured by real estate:
Other construction	922,453	484,596	2,429	224,134	126	211,168
Secured by 1-4 family residential properties	2,266,094	—	—	2,262,217	3,877	—
Commercial and industrial loans	1,922,711	657,294	23,941	841,797	150,313	249,366
Consumer loans	159,340	21,241	7,385	99,001	18,109	13,604
State and other political subdivision loans	1,052,844	70,161	52,069	782,985	23,700	123,929
Other commercial loans and leases	564,261	236,836	8,216	197,907	57,167	64,135
LHFI	$13,057,943	$3,436,789	$419,337	$6,782,018	$530,551	$1,889,248

Construction, Land Development and Other Land Loans by Region
Lots	$70,445	$28,830	$8,196	$17,829	$4,587	$11,003
Development	122,788	56,825	1,260	28,668	12,576	23,459
Unimproved land	110,272	20,907	13,404	29,759	8,006	38,196
1-4 family construction	313,503	162,760	13,501	91,453	15,693	30,096
Construction, land development and other land loans	$617,008	$269,322	$36,361	$167,709	$40,862	$102,754

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$367,575	$139,444	$24,147	$106,123	$17,381	$80,480
Office	261,984	101,364	19,605	73,689	1,617	65,709
Hotel/motel	255,925	128,356	48,992	53,054	25,523	—
Mini-storage	165,962	40,724	1,864	103,323	745	19,306
Industrial	438,626	83,304	19,377	147,199	8,143	180,603
Health care	97,837	69,786	684	24,707	331	2,329
Convenience stores	25,572	3,214	419	13,599	239	8,101
Nursing homes/senior living	513,854	227,254	—	186,507	4,724	95,369
Other	109,838	31,790	9,067	51,626	8,211	9,144
Total nonowner-occupied loans	2,237,173	825,236	124,155	759,827	66,914	461,041
Owner-occupied:
Office	150,283	41,047	37,629	41,658	11,555	18,394
Churches	56,697	14,208	4,094	32,706	3,215	2,474
Industrial warehouses	156,148	11,553	4,537	39,874	15,766	84,418
Health care	124,330	11,337	8,163	85,172	2,251	17,407
Convenience stores	148,158	12,172	29,156	72,715	—	34,115
Retail	88,445	9,457	15,287	35,730	17,087	10,884
Restaurants	48,491	4,008	2,930	21,360	16,367	3,826
Auto dealerships	42,394	5,138	194	21,007	16,055	—
Nursing homes/senior living	353,641	35,216	—	292,264	—	26,161
Other	137,475	12,549	6,964	82,991	807	34,164
Total owner-occupied loans	1,306,062	156,685	108,954	725,477	83,103	231,843
Loans secured by nonfarm, nonresidential properties	$3,543,235	$981,921	$233,109	$1,485,304	$150,017	$692,884

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

The econometric models currently in production reflect segment or pool level sensitivities of probability of default (PD) to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of Trustmark's assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD. However, due to the COVID-19 pandemic, the macroeconomic variables used for reasonable and supportable forecasting changed rapidly. At the macroeconomic levels experienced during the COVID-19 pandemic, it was not clear that the models in production would produce reasonably representative results since the models were originally estimated using data beginning in 2004 through 2019. During this period, a traditional, albeit severe, economic recession occurred. Thus, econometric models are sensitive to similar future levels of PD.

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National Gross Domestic Product (GDP), National Home Price Index (HPI), National Commercial Real Estate (CRE) Price Index and the BBB 7-10 Year US Corporate Bond Index. The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th percentiles, respectively. These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range. Due to multiple periods having a PD or loss given default (LGD) at or near zero as a result of the improving macroeconomic forecasts, Management implemented PD and LGD floors to account for the risk associated with each portfolio. The PD and LGD floors are based on Trustmark's historical loss experience and applied at a portfolio level.

The external factors qualitative factor is Management’s best judgment on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology (i.e., natural disasters, changes in legislation, impacts due to technology and pandemics). Trustmark's External Factor – Pandemic ensured reserve adequacy for collectively evaluated loans most likely to be impacted by the unique economic and behavioral conditions created by the COVID-19 pandemic. Additional qualitative reserves are derived based on two principles. The first is the disconnect of economic factors to Trustmark’s modeled PD (derived from the econometric models underpinning the quantitative pooled reserves). During the pandemic, extraordinary measures by the federal government were made available to consumers and businesses, including COVID-19 loan payment concessions, direct transfer payments to households, tax deferrals and reduced interest rates, among others. These government interventions may have extended the lag between economic conditions and default, relative to what was captured in the model development data. Because Trustmark’s econometric PD models rely on the observed relationship from the economic downturn from 2007 to 2009 in both timing and severity, Management did not expect the models to reflect these conditions. For example, while the models would predict contemporaneous unemployment peaks and loan defaults, this might not have occurred when borrowers could request payment deferrals. Thus, for the affected population, economic conditions were not fully considered as a part of Trustmark’s quantitative reserve. The second principle is the change in risk that is identified by rating changes. As a part of Trustmark’s credit review process, loans in the affected population were given more frequent screening to ensure accurate ratings were maintained through this dynamic period. Trustmark’s quantitative reserve did not directly address changes in ratings; thus, a migration qualitative factor was designed to work in concert with the quantitative reserve.

As discussed above, the disconnect of economic factors means that changes in rating caused by deteriorating and weak economic conditions as a result of the pandemic were not being captured in the quantitative reserve. During 2020, due to unforeseen pandemic conditions that varied from Management’s expectations, additional reserves were further dimensioned in order to appropriately reflect the risk within the portfolio related to the COVID-19 pandemic. In an effort to ensure the External Factor – Pandemic qualitative factor was reasonable and supportable, historical Trustmark loss data was leveraged to construct a framework that was quantitative in nature. To dimension the additional reserve, Management used the sensitivity of the quantitative commercial loan reserve to changes in macroeconomic conditions to apply to loans rated acceptable or better (risk rates 1-4). In addition, to account for the known changes in risk, a weighted average of the commercial loan portfolio loss rate, derived from the performance trends qualitative factor, was used to dimension additional reserves for downgraded credits. Loans rated acceptable with risk (risk rate 5) or watch (risk rate 6) received the additional reserves based on the average of the macroeconomic conditions and weighted average of the commercial loan portfolio loss rate while the loans rated special mention (risk rate 7) and substandard (risk rate 8) received additional reserves based on the weighted-average described above. During 2022, Management noted that all pass rate loans (risk rate 5 and 6) related to the External Factor - Pandemic qualitative factor either did not experience significant stress related to the pandemic or had since recovered and did not expect future stresses attributed to the pandemic that could affect these loans. As a result, Management decided to accelerate the release of the additional pandemic reserves on all pass rate loans as a result of pandemic conditions resolving. During the fourth quarter of 2023, Management decided to resolve the External Factor-Pandemic qualitative factor as a result of the remaining loan balances that were identified as COVID affected loans being immaterial from both a reserve and balance perspective. The remaining loans were incorporated back into the performance qualitative factor as a result of this resolution. Further, due to this resolution there is no longer any active External Factor as of December 31, 2023.

During 2022, Management elected to activate the nature and volume of the portfolio qualitative factor as a result of a sub-pool of the secured by 1-4 family residential properties growing to a significant size along with the underlying nature being different as well. The nature and volume of the portfolio qualitative factor utilizes a WARM methodology that uses industry data for the assumptions to support the qualitative adjustment. The industry data is used to compile a PD based on credit score ranges along with using the industry data to compile an LGD. The sub-pool of credits is then aggregated into the appropriate credit score bands in which a weighted-average loss rate is calculated based on the PD and LGD for each credit score range. This weighted-average loss rate is then applied to the expected balance for the sub-segment of credits. This total is then used as the qualitative reserve adjustment.

Trustmark's current quantitative methodologies do not completely incorporate changes in credit quality. As a result, Trustmark utilizes the performance trends qualitative factor. This factor is based on migration analyses, that allocates additional ACL to non-pass/delinquent loans within each pool. In this way, Management believes the ACL will directly reflect changes in risk, based on the performance of the loans within a pool, whether declining or improving.

The performance trends qualitative factor is estimated by properly segmenting loan pools into risk levels by risk rating for commercial credits and delinquency status for consumer credits. A migration analysis is then performed quarterly using a third-party software and the results for each risk level are compiled to calculate the historical PD average for each loan portfolio based on risk levels. This average historical PD rate is updated annually. For the mortgage portfolio, Trustmark uses an internal report to incorporate a roll rate method for the calculation of the PD rate. In addition to the PD rate for each portfolio, Management incorporates the quantitative rate and the k value derived from the Frye-Jacobs method to calculate a loss estimate that includes both PD and LGD. The quantitative rate is used to eliminate any additional reserve that the quantitative reserve already includes. Finally, the loss estimate rate is then applied to the total balances for each risk level for each portfolio to calculate a qualitative reserve.

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

At March 31, 2024, the ACL on LHFI was $143.0 million, an increase of $3.6 million, or 2.6%, when compared with December 31, 2023. The increase in the ACL during the first three months of 2024 was principally due to changes in the macroeconomic forecasts resulting from the annual loss driver analysis performed during the first quarter of 2024 partially offset by updates to the qualitative reserve factors. Allocation of Trustmark’s $143.0 million ACL on LHFI, represented 0.93% of commercial LHFI and 1.63% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.10% as of March 31, 2024. This compares with an ACL to total LHFI of 1.08% at December 31, 2023, which was allocated to commercial LHFI at 0.85% and to consumer and mortgage LHFI at 1.81%.

The following table presents changes in the ACL on LHFI for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$139,367	$120,214
Provision for credit losses, LHFI	7,708	3,244
LHFI charged-off	(6,324)	(2,996)
Recoveries	2,247	1,777
Net (charge-offs) recoveries	(4,077)	(1,219)
Balance at end of period	$142,998	$122,239

The increase in net charge-offs when the three months ended March 31, 2024 is compared to the same time period in 2023 was principally due to increases in gross charge-offs across all five market regions, partially offset by an increase in recoveries in the Florida and Texas market regions.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Alabama	$(341)	$(268)
Florida	277	(36)
Mississippi	(1,489)	(775)
Tennessee	(179)	(124)
Texas	(2,345)	(16)
Total net (charge-offs) recoveries	$(4,077)	$(1,219)

The PCL, LHFI for the three months ended March 31, 2024 totaled 0.24% of average loans (LHFS and LHFI) compared to 0.10% of average loans (LHFS and LHFI) for the same time period in 2023. The PCL on LHFI for the three months ended March 31, 2024 primarily reflected an increase in required reserves as a result of changes in the macroeconomic forecasts resulting from the annual loss driver analysis performed during the first quarter of 2024 partially offset by a decline in required reserves as a result of updates to the qualitative reserve factors.

Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets. Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark. Trustmark calculates a loan pool level unfunded amount for the period. Trustmark calculates an expected funding rate each period which is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels. Additionally, a reserve rate is applied to the unfunded commitment balance, which incorporates both quantitative and a majority of the qualitative aspects of the current period’s expected credit loss rate. The reserve rate that is applied excludes the reserve impact of the performance trends qualitative factor. During the first quarter of 2024, Management decided to implement a performance trends qualitative factor for unfunded commitments. The same assumptions are applied in this calculation that the funded balances utilize with the addition of using the funding rates on the unfunded commitments. The performance trends qualitative factor reserve is then added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures. See the section captioned “ACL on Off-Balance Sheet Credit Exposures” in Note 12 – Contingencies included in Part I. Item 1. – Financial Statements of this report for complete description of Trustmark’s ACL methodology on off-balance sheet credit exposures.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. At March 31, 2024, the ACL on off-balance sheet credit exposures totaled $33.9 million compared to $34.1 million at December 31, 2023, a decrease of $192 thousand, or 0.6%. The PCL, off-balance sheet credit exposures totaled a negative $192 thousand for the three months ended March 31, 2024, compared to a negative $2.2 million for the same time period in 2023. The release in PCL on off-balance sheet credit exposures for the three months ended March 31, 2024, primarily reflected a decrease in required reserves as a result of a decrease in unfunded commitments largely offset by an increase in required reserves as a result of implementing the performance trend qualitative reserve factor.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Nonaccrual LHFI
Alabama	$23,261	$23,271
Florida	585	170
Mississippi	59,059	54,615
Tennessee	1,800	1,802
Texas	13,646	20,150
Total nonaccrual LHFI	98,351	100,008
Other real estate
Alabama	1,050	1,397
Florida	71	—
Mississippi	2,870	1,242
Tennessee	86	—
Texas	3,543	4,228
Total other real estate	7,620	6,867
Total nonperforming assets	$105,971	$106,875

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.80%	0.81%

Loans past due 90 days or more
LHFI	$5,243	$5,790

LHFS - Guaranteed GNMA serviced loans (1)	$56,530	$51,243

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At March 31, 2024, nonaccrual LHFI totaled $98.4 million, or 0.74% of total LHFS and LHFI, reflecting a decrease of $1.7 million, or 1.7%, relative to December 31, 2023. The decrease in nonaccrual LHFI during the first three months of 2024 was primarily as a result of the resolution of one large nonaccrual commercial credit in the Texas market region partially offset by one large commercial credit placed on nonaccrual in the Texas market region as well as an increase in mortgage nonaccruals.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at March 31, 2024 increased $753 thousand, or 11.0%, when compared with December 31, 2023. The increase in other real estate was principally due to properties foreclosed in the Mississippi market region partially offset by properties sold in the Alabama and Mississippi market regions as well as write-downs of properties in the Texas market region.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2024
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$6,867	$1,397	$—	$1,242	$—	$4,228
Additions	2,228	92	—	2,102	34	—
Disposals	(957)	(522)	—	(435)	—	—
(Write-downs) recoveries	(518)	83	—	32	52	(685)
Adjustments	—	—	71	(71)	—	—
Balance at end of period	$7,620	$1,050	$71	$2,870	$86	$3,543

	Three Months Ended March 31, 2023
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$1,986	$194	$—	$1,769	$23	$—
Additions	300	—	—	111	189	—
Disposals	(542)	(194)	—	(325)	(23)	—
(Write-downs) recoveries	(60)	—	—	(60)	—	—
Balance at end of period	$1,684	$—	$—	$1,495	$189	$—

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate increased $458 thousand when the first three months of 2024 is compared to the same time period in 2023, primarily due to an increase in the reserve for other real estate write-downs in the Texas market region as a result of periodic revaluations of other real estate properties.

For additional information regarding other real estate, please see Note 5 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and primarily consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, MMDA, CDs and individual retirement accounts. Total deposits were $15.339 billion at March 31, 2024 compared to $15.570 billion at December 31, 2023, a decrease of $231.2 million, or 1.5%. During the first three months of 2024, noninterest-bearing deposits decreased $158.0 million, or 4.9%, reflecting declines in all categories of noninterest-bearing deposits reflecting customers migration into higher-yielding products. Interest-bearing deposits decreased $73.2 million, or 0.6%, during the first three months of 2024, primarily due to declines in public and consumer interest checking accounts and consumer CDs, partially offset by growth in business and consumer MMDA.

At March 31, 2024, Trustmark's total uninsured deposits were $5.531 billion, or 36.1% of total deposits, compared to $5.601 billion, or 36.0% of total deposits, at December 31, 2023.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $393.2 million at March 31, 2024 compared to $405.7 million at December 31, 2023, a decrease of $12.5 million, or 3.1%, principally due to a decrease in upstream federal funds purchased. At March 31, 2024 and December 31, 2023, $48.2 million and $35.7 million represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had $345.0 million of upstream federal funds purchased at March 31, 2024 compared to $370.0 million at December 31, 2023.

Other borrowings totaled $482.0 million at March 31, 2024, a decrease of $1.2 million, or 0.2%, when compared with $483.2 million at December 31, 2023, principally due to a decline in GNMA loans eligible for repurchase.

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

At March 31, 2024, Trustmark’s total shareholders’ equity was $1.683 billion, an increase of $20.8 million, or 1.2%, when compared to December 31, 2023. During the first three months of 2024, shareholders’ equity increased primarily as a result of net income of $41.5 million, partially offset by common stock dividends of $14.2 million.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2023 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.5%. AOCI is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. At March 31, 2024, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2024. To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since March 31, 2024 which Management believes have affected Trustmark’s or TNB’s present classification.

In 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. At both March 31, 2024 and December 31, 2023, the carrying amount of the subordinated notes was $123.5 million. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at March 31, 2024 and December 31, 2023. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at March 31, 2024 and December 31, 2023. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 15 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2024 and December 31, 2023.

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2024 and 2023 were $0.23. Trustmark’s indicated dividend for 2024 is $0.92 per common share, which is the same as dividends per common share declared in 2023.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled $15.420 billion for the first three months of 2024 and represented approximately 82.6% of average liabilities and shareholders’ equity, compared to average deposits of $14.666 billion, which represented 79.3% of average liabilities and shareholders’ equity for the first three months of 2023. For more information on average interest-bearing deposits, please see the analysis included in the section captioned “Net Interest Income.”

Trustmark had $368.5 million held in an interest-bearing account at the FRBA at March 31, 2024, compared to $712.0 million held at December 31, 2023.

Trustmark utilizes brokered deposits to supplement other wholesale funding sources. At March 31, 2024, brokered sweep MMDA deposits totaled $10.5 million compared to $10.6 million at December 31, 2023. In addition, Trustmark had $586.9 million of brokered CDs at March 31, 2024 compared to $578.8 million at December 31, 2023.

At March 31, 2024, Trustmark had $345.0 million of upstream federal funds purchased compared to $370.0 million of upstream federal funds purchased at December 31, 2023. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $400.0 million of outstanding short-term and no long-term advances at both March 31, 2024 and December 31, 2023. Trustmark had no letters of credit outstanding with the FHLB of Dallas at March 31, 2024 and December 31, 2023. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $4.065 billion at March 31, 2024.

In addition, at March 31, 2024, Trustmark had no short-term and $53 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger in 2013, compared to no short-term and $58 thousand in long-term FHLB advances at December 31, 2023. Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At March 31, 2024, Trustmark had approximately $799.0 million available in unencumbered U.S. Treasury and agency securities compared to $842.0 million in unencumbered Treasury and agency securities at December 31, 2023.

Another borrowing source is the Discount Window. At March 31, 2024, Trustmark had approximately $1.412 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.374 billion at December 31, 2023.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

During 2020, Trustmark issued $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. At both March 31, 2024 and December 31, 2023, the carrying amount of the subordinated notes was $123.5 million. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At March 31, 2024, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of March 31, 2024, Management is not aware of any events that are reasonably likely to have a material adverse effect on Trustmark's liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part I. Item 1. – Financial Statements of this report and Trustmark's 2023 Annual Report for the expected timing of such payments as of March 31, 2024 and December 31, 2023. There have been no material changes in Trustmark's contractual obligations since year-end.

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

Following the LIBOR cessation date of June 30, 2023, the nationwide process for replacing LIBOR in financial contracts that mature thereafter and that do not provide for an effective means to replace LIBOR upon its cessation took effect pursuant to the Adjustable Interest Rate (LIBOR) Act. For contracts in which a party has the discretion to identify a replacement rate, the Adjustable Interest Rate (LIBOR) Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate to be identified by the FRB. Trustmark had a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that were either directly or indirectly dependent on LIBOR. As of March 31, 2024, all of Trustmark’s LIBOR exposure was remediated or in the process of being remediated. The transition from LIBOR could create costs and additional risk. Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, Trustmark has implemented various measures to manage the transition and mitigate risks. For additional information regarding the transition from LIBOR and Trustmark’s management of this transition, please see the respective risk factor included in Part I. Item 1A. – Risk Factors, of Trustmark’s 2023 Annual Report.

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

Derivatives Designated as Hedging Instruments

During 2022, Trustmark initiated a cash flow hedging program. Trustmark's objectives in initiating this hedging program were to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At March 31, 2024, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.225 billion compared to $1.125 billion at December 31, 2023.

Trustmark records any gains or losses on these cash flow hedges in AOCI. Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components totaled $85 thousand and $9 thousand of amortization expense for the three months ended March 31, 2024 and 2023, respectively, and is included in interest and fees on LHFS and LHFI. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. For the three months ended March 31, 2024 and 2023, Trustmark reclassified a loss, net of tax, of $3.6 million and $2.2 million, respectively, into interest and fees on LHFS and LHFI. During the next twelve months, Trustmark estimates that $15.5 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $217.0 million at March 31, 2024, with a positive valuation adjustment of $949 thousand, compared to $171.4 million, with a negative valuation adjustment of $150 thousand at December 31, 2023.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $301.0 million at March 31, 2024 compared to $285.0 million at December 31, 2023. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $1.1 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. As of March 31, 2024, Trustmark had interest rate swaps with an aggregate notional amount of $1.470 billion related to this program, compared to $1.500 billion as of December 31, 2023.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At March 31, 2024, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $1.4 million at December 31, 2023. At March 31, 2024 and December 31, 2023, Trustmark had posted collateral of $40 thousand and $2.0 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at March 31, 2024, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At March 31, 2024, Trustmark had entered into seven risk participation agreements as a beneficiary with an aggregate notional amount of $44.9 million compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $40.1 million at December 31, 2023. At March 31, 2024 and December 31, 2023, Trustmark had entered into thirty-five risk participation agreements as a guarantor with an aggregate notional amount of $304.1 million and $304.7 million, respectively. The aggregate fair values of these risk participation agreements were immaterial at both March 31, 2024 and December 31, 2023.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at March 31, 2024 and 2023.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2024	2023
+200 basis points	1.4%	3.5%
+100 basis points	0.7%	1.7%
-100 basis points	-0.8%	-1.8%
-200 basis points	-2.3%	-4.8%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at March 31, 2024 and 2023.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2024	2023
+200 basis points	-1.9%	-1.7%
+100 basis points	-0.7%	-0.6%

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

At March 31, 2024, the MSR fair value was $138.0 million, compared to $127.2 million at March 31, 2023. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at March 31, 2024, would be a decline in fair value of approximately $5.0 million and $5.7 million, respectively, compared to a decline in fair value of approximately $4.5 million and $5.2 million, respectively, at March 31, 2023. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2023 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first three months of 2024.

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

ITEM 1A. RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s 2023 Annual Report.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended March 31, 2024 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2024 to January 31, 2024	—	$—	—	$50,000
February 1, 2024 to February 29, 2024	—	—	—	50,000
March 1, 2024 to March 31, 2024	—	—	—	50,000
Total	—		—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of Trustmark’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Trustmark’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

10-an

Trustmark Corporation Stock and Incentive Compensation Plan, as amended and restated effective April 23, 2024. Filed March 13, 2024, as Annex A to Trustmark’s Definitive Proxy Statement on Schedule 14A, incorporated herein by reference. *

10-ao	Form of Time-Based Restricted Stock Unit Agreement for Director (under the Stock and Incentive Compensation Plan.) *

10-ap	Form of Time-Based Restricted Stock Unit Agreement for Associate (under the Stock and Incentive Compensation Plan). *

10-aq	Form of Performance Unit Agreement for Associate (under the Stock and Incentive Compensation Plan). *

10-ar	Amendment to Employment Agreement between Trustmark Corporation and Duane A. Dewey dated April 23, 2024. *

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Interactive Data.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* - Denotes management contract.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Thomas C. Owens
	Duane A. Dewey		Thomas C. Owens
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	May 7, 2024	DATE:	May 7, 2024