Form 10-Q
period 2024-06-30
TRUSTMARK CORP
filed 2024-08-06
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 31, 2024, there were 61,206,606 shares outstanding of the registrant’s common stock (no par value).

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential,” “seek,” “continue,” “could,” “would,” “future” or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements include, but are not limited to, statements relating to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things, and encompass any estimate, prediction, expectation, projection, opinion, anticipation, outlook or statement of belief included therein as well as the management assumptions underlying these forward-looking statements. You should be aware that the occurrence of the events described under the caption “Risk Factors” in Trustmark’s filings with the Securities and Exchange Commission (SEC) could have an adverse effect on our business, results of operations or financial condition. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected.

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, actions by the Board of Governors of the Federal Reserve System (FRB) that impact the level of market interest rates, local, state, national and international economic and market conditions, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets, changes in the level of nonperforming assets and charge-offs, an increase in unemployment levels and slowdowns in economic growth, changes in our ability to measure the fair value of assets in our portfolio, changes in the level and/or volatility of market interest rates, the impacts related to or resulting from bank failures and other economic and industry volatility, including potential increased regulatory requirements, the demand for the products and services we offer, potential unexpected adverse outcomes in pending litigation matters, our ability to attract and retain noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, pandemics or other health crises, acts of war or terrorism, and other risks described in our filings with the SEC.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$822,141	$975,343
Securities available for sale, at fair value (amortized cost: $1,643,310 - 2024 $1,959,007-2023; allowance for credit losses (ACL): $0)	1,621,659	1,762,878
Securities held to maturity, net of ACL of $0 (fair value: $1,293,131 - 2024; $1,355,504-2023)	1,380,487	1,426,279
Loans held for sale (LHFS)	185,698	184,812
Loans held for investment (LHFI)	13,155,418	12,950,524
Less ACL, LHFI	154,685	139,367
Net LHFI	13,000,733	12,811,157
Premises and equipment, net	232,681	232,229
Mortgage servicing rights (MSR)	136,658	131,870
Goodwill	334,605	334,605
Identifiable intangible assets, net	181	236
Other real estate, net	6,586	6,867
Operating lease right-of-use assets	36,925	35,711
Other assets	694,133	752,568
Assets of discontinued operations	—	67,634
Total Assets	$18,452,487	$18,722,189

Liabilities
Deposits:
Noninterest-bearing	$3,153,506	$3,197,620
Interest-bearing	12,309,382	12,372,143
Total deposits	15,462,888	15,569,763
Federal funds purchased and securities sold under repurchase agreements	314,121	405,745
Other borrowings	336,687	483,230
Subordinated notes	123,592	123,482
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	30,265	34,057
Operating lease liabilities	40,517	39,097
Other liabilities	203,420	331,085
Liabilities of discontinued operations	—	12,027
Total Liabilities	16,573,346	17,060,342

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 61,205,969 shares - 2024; 61,071,173 shares - 2023	12,753	12,725
Capital surplus	161,834	159,688
Retained earnings	1,796,111	1,709,157
Accumulated other comprehensive income (loss), net of tax	(91,557)	(219,723)
Total Shareholders' Equity	1,879,141	1,661,847
Total Liabilities and Shareholders' Equity	$18,452,487	$18,722,189

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest Income
Interest and fees on LHFS & LHFI	$213,095	$189,573	$419,187	$365,082
Interest on securities:
Taxable	17,929	16,779	33,563	33,540
Tax exempt	1	54	4	127
Interest on federal funds sold and securities purchased under reverse repurchase agreements	2	45	3	75
Other interest income	8,124	12,077	16,234	18,604
Total Interest Income	239,151	218,528	468,991	417,428
Interest Expense
Interest on deposits	83,681	54,409	167,397	95,307
Interest on federal funds purchased and securities sold under repurchase agreements	5,663	4,865	11,254	9,697
Other interest expense	8,778	19,350	16,481	34,925
Total Interest Expense	98,122	78,624	195,132	139,929
Net Interest Income	141,029	139,904	273,859	277,499
Provision for credit losses (PCL), LHFI	14,696	8,211	22,404	11,455
PCL, off-balance sheet credit exposures	(3,600)	245	(3,792)	(1,997)
PCL, LHFI sale of 1-4 family mortgage loans	8,633	—	8,633	—
Net Interest Income After PCL	121,300	131,448	246,614	268,041
Noninterest Income (Loss)
Service charges on deposit accounts	10,924	10,695	21,882	21,031
Bank card and other fees	9,225	8,917	16,653	16,720
Mortgage banking, net	4,204	6,600	13,119	14,239
Wealth management	9,692	8,882	18,644	17,662
Other, net	7,461	2,735	10,563	5,255
Security gains (losses), net	(182,792)	—	(182,792)	—
Total Noninterest Income (Loss)	(141,286)	37,829	(101,931)	74,907
Noninterest Expense
Salaries and employee benefits	64,838	66,799	130,325	131,571
Services and fees	24,743	27,821	49,174	52,855
Net occupancy - premises	7,265	6,897	14,535	14,212
Equipment expense	6,241	6,337	12,566	12,632
Other expense	15,239	13,767	31,390	27,940
Total Noninterest Expense	118,326	121,621	237,990	239,210
Income (Loss) From Continuing Operations Before Income Taxes	(138,312)	47,656	(93,307)	103,738
Income taxes from continuing operations	(37,707)	6,452	(30,875)	14,889
Income (Loss) From Continuing Operations	(100,605)	41,204	(62,432)	88,849
Income from discontinued operations before income taxes	232,640	5,127	237,152	8,688
Income taxes from discontinued operations	58,203	1,294	59,353	2,200
Income From Discontinued Operations	174,437	3,833	177,799	6,488
Net Income	$73,832	$45,037	$115,367	$95,337

Earnings (Loss) Per Share (EPS)
Basic EPS from continuing operations	$(1.64)	$0.67	$(1.02)	$1.46
Basic EPS from discontinued operations	2.85	0.06	2.91	0.11
Basic EPS (1)	1.21	0.74	1.89	1.56

Diluted EPS from continuing operations	$(1.64)	$0.67	$(1.02)	$1.45
Diluted EPS from discontinued operations	2.84	0.06	2.90	0.11
Diluted EPS (1)	1.20	0.74	1.88	1.56

(1) Due to rounding, earnings (loss) per share from continuing operations and discontinued operations may not sum to earnings per share from net income.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income per consolidated statements of income (loss)	$73,832	$45,037	$115,367	$95,337
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(4,321)	(14,723)	(6,235)	8,407
Reclassification adjustment for net (gains) losses realized in net income	137,094	—	137,094	—
Change in net unrealized holding loss on securities transferred to held to maturity	2,753	2,955	5,499	5,849
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	20	20	41	41
Recognized net loss due to lump sum settlement	(10)	—	(10)	19
Change in net actuarial loss	64	52	135	110
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(3,655)	(14,625)	(15,625)	(9,923)
Reclassification adjustment for (gain) loss realized in net income	3,652	2,998	7,267	5,196
Other comprehensive income (loss), net of tax	135,597	(23,323)	128,166	9,699
Comprehensive income (loss)	$209,429	$21,714	$243,533	$105,036

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2024	61,071,173	$12,725	$159,688	$1,709,157	$(219,723)	$1,661,847
Net income per consolidated statements of income	—	—	—	41,535	—	41,535
Other comprehensive income (loss), net of tax	—	—	—	—	(7,431)	(7,431)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,207)	—	(14,207)
Shares withheld to pay taxes, long-term incentive plan	107,193	22	(1,405)	—	—	(1,383)
Compensation expense, long-term incentive plan	—	—	2,238	—	—	2,238
Balance, March 31, 2024	61,178,366	12,747	160,521	1,736,485	(227,154)	1,682,599
Net income per consolidated statements of income	—	—	—	73,832	—	73,832
Other comprehensive income (loss), net of tax	—	—	—	—	135,597	135,597
Common stock dividends paid ($0.23 per share)	—	—	—	(14,206)	—	(14,206)
Shares withheld to pay taxes, long-term incentive plan	27,603	6	(65)	—	—	(59)
Compensation expense, long-term incentive plan	—	—	1,378	—	—	1,378
Balance, June 30, 2024	61,205,969	$12,753	$161,834	$1,796,111	$(91,557)	$1,879,141

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

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income per consolidated statements of income (loss)	$115,367	$95,337
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	27,245	9,458
Depreciation and amortization	18,687	16,448
Net amortization of securities	1,379	3,331
Securities (gains) losses, net	182,792	—
Gains on sales of loans, net	(10,160)	(6,749)
Gain on disposition of business	(228,272)	—
Compensation expense, long-term incentive plan	3,616	3,278
Deferred income tax provision	24,600	(380)
Proceeds from sales of loans held for sale	565,928	556,031
Purchases and originations of loans held for sale	(552,255)	(613,829)
Originations of mortgage servicing rights	(6,664)	(6,602)
Earnings on bank-owned life insurance	(1,210)	(2,531)
Net change in other assets	(19,580)	(7,525)
Net change in other liabilities	(130,212)	8,848
Other operating activities, net	(33,095)	(28,779)
Net cash from operating activities	(41,834)	26,336

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	63,771	52,451
Proceeds from maturities, prepayments and calls of securities available for sale	135,708	160,240
Proceeds from sales of securities available for sale	1,378,272	—
Purchases of securities held to maturity	(10,644)	(8,967)
Purchases of securities available for sale	(1,382,457)	—
Net proceeds from bank-owned life insurance	(27)	(27)
Net change in federal funds sold and securities purchased under reverse repurchase agreements	—	4,000
Net change in member bank stock	6,868	(20,248)
Net change in LHFI	(274,150)	(412,869)
Proceeds from sale of 1-4 family mortgage loans	43,935	—
Purchases of premises and equipment	(11,273)	(25,594)
Proceeds from sales of premises and equipment	2,218	1,815
Proceeds from sales of other real estate	3,733	1,154
Purchases of software	(2,913)	(4,955)
Investments in tax credit and other partnerships	(7,334)	(9,237)
Proceeds from disposition of business, net	321,345	—
Other, net	200	—
Net cash from investing activities	267,252	(262,237)

Financing Activities
Net change in deposits	(106,875)	476,252
Net change in federal funds purchased and securities sold under repurchase agreements	(91,624)	(138,152)
Net change in short-term borrowings	(150,001)	25,000
Payments on long-term FHLB advances	(58)	(10)
Payments under finance lease obligations	(207)	(535)
Common stock dividends	(28,413)	(28,319)
Shares withheld to pay taxes, long-term incentive plan	(1,442)	(1,070)
Net cash from financing activities	(378,620)	333,166

Net change in cash and cash equivalents	(153,202)	97,265
Cash and cash equivalents at beginning of period	975,343	734,587
Cash and cash equivalents at end of period	$822,141	$831,852

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

Note 2 - Discontinued Operations

On May 31, 2024, TNB completed the sale of its wholly owned subsidiary, Fisher Brown Bottrell Insurance, Inc. (FBBI), to Marsh & McLennan Agency LLC (MMA) for approximately $336.9 million in cash. The transaction resulted in a pre-tax net gain of $228.3 million. The gain, along with FBBI's historical financial results for periods prior to the sale, is reflected in Trustmark's consolidated financial statements as discontinued operations. The assets and liabilities of FBBI have been presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the consolidated balance sheet at December 31, 2023. FBBI's operating results have been presented as "Discontinued operations" within the accompanying consolidated statements of income (loss) and prior period amounts have been reclassified to conform with the current period presentation. Cash flows from both continuing and discontinued operations are included in the Consolidated Statements of Cash Flows.

The following table summarizes financial information related to FBBI which has been segregated from continuing operations and reported as discontinued operations for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Noninterest income:
Insurance commissions	$12,264	$14,764	$27,728	$29,069
Gain on sale of discontinued operations, net	228,272	—	228,272	—
Other, net	(3)	960	527	954
Total noninterest income	240,533	15,724	256,527	30,023
Noninterest expense:
Salaries and employee benefits	6,292	9,142	16,263	18,426
Services and fees	296	443	704	835
Net occupancy - premises	43	211	269	525
Equipment expense	33	67	93	177
Other expense	1,229	734	2,046	1,372
Total noninterest expense	7,893	10,597	19,375	21,335
Income from discontinued operations before income taxes	232,640	5,127	237,152	8,688
Income taxes from discontinued operations	58,203	1,294	59,353	2,200
Income from discontinued operations	$174,437	$3,833	$177,799	$6,488

The assets and liabilities of discontinued operations on the consolidated balance sheet at December 31, 2023 were as follows ($ in thousands):

December 31, 2023
Carrying amounts of assets included as part of discontinued operations:
Cash and due from banks	$200
Premises and equipment, net	308
Goodwill	49,633
Identifiable intangible assets, net	2,729
Operating lease right-of-use assets	2,431
Other assets	12,333
Assets of discontinued operations	$67,634

Carrying amounts of liabilities included as part of discontinued operations:
Operating lease liabilities	$2,487
Other liabilities	9,540
Liabilities of discontinued operations	$12,027

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2024 and December 31, 2023 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$173,201	$—	$(246)	$172,955	$29,455	$—	$(650)	$28,805
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	26,415	4	(2,930)	23,489	17,998	1	(867)	17,132
Issued by FNMA and FHLMC	1,081,088	1,914	(22,133)	1,060,869	449,781	35	(25,708)	424,108
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	138,951	1	(10,193)	128,759
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	362,606	2,653	(913)	364,346	744,302	13	(49,988)	694,327
Total	$1,643,310	$4,571	$(26,222)	$1,621,659	$1,380,487	$50	$(87,406)	$1,293,131

	Securities Available for Sale				Securities Held to Maturity
December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Securities	$396,179	$—	$(23,811)	$372,368	$29,068	$—	$(26)	$29,042
U.S. Government agency obligations	6,207	1	(416)	5,792	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	340	—	—	340
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	25,744	4	(2,613)	23,135	13,005	—	(497)	12,508
Issued by FNMA and FHLMC	1,338,256	32	(161,490)	1,176,798	469,593	—	(18,205)	451,388
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	92,076	—	(6,002)	86,074	154,466	—	(10,113)	144,353
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	100,545	—	(1,834)	98,711	759,807	51	(41,985)	717,873
Total	$1,959,007	$37	$(196,166)	$1,762,878	$1,426,279	$51	$(70,826)	$1,355,504

During 2022, Trustmark reclassified a total of $766.0 million of securities available for sale to securities held to maturity. At the date of these transfers, the net unrealized holding loss on the available for sale securities totaled approximately $91.9 million ($68.9 million, net of tax).

The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of these transfers. At June 30, 2024, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled $52.1 million compared to $57.6 million at December 31, 2023.

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

At both June 30, 2024 and December 31, 2023, the results of the analysis did not identify any securities that warranted DCF analysis, and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At June 30, 2024, accrued interest receivable totaled $4.1 million for securities available for sale compared to $3.7 million December 31, 2023 and was reported in other assets on the accompanying consolidated balance sheet .

Securities Held to Maturity

At June 30, 2024, Trustmark identified no securities held to maturity with the potential for credit loss exposure, compared to $340 thousand at December 31, 2023, which consisted of municipal securities. After applying appropriate analysis, the total amount of current expected credit losses was zero at June 30, 2024 and immaterial at December 31, 2023. No reserve was recorded either at June 30, 2024 and December 31, 2023.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At June 30, 2024, accrued interest receivable totaled $2.5 million for securities held to maturity compared to $2.6 million at December 31, 2023 and was reported in other assets on the accompanying consolidated balance sheet.

At both June 30, 2024 and December 31, 2023, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at June 30, 2024 and December 31, 2023.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Aaa	$1,380,487	$1,425,939
Not Rated (1)	—	340
Total	$1,380,487	$1,426,279

(1) Not rated securities primarily consist of Mississippi municipal general obligations.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded segregated by length of impairment at June 30, 2024 and December 31, 2023 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$172,955	$(246)	$28,804	$(650)	$201,759	$(896)
U.S. Government agency obligations	—	—	—	—	—	—
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	15,142	(339)	25,205	(3,458)	40,347	(3,797)
Issued by FNMA and FHLMC	645,501	(2,664)	542,530	(45,177)	1,188,031	(47,841)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	128,759	(10,193)	128,759	(10,193)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	777,466	(50,901)	777,466	(50,901)
Total	$833,598	$(3,249)	$1,502,764	$(110,379)	$2,336,362	$(113,628)

December 31, 2023
U.S. Treasury Securities	$29,042	$(26)	$372,368	$(23,811)	$401,410	$(23,837)
U.S. Government agency obligations	—	—	5,791	(416)	5,791	(416)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9,381	(172)	25,967	(2,938)	35,348	(3,110)
Issued by FNMA and FHLMC	309,466	(3,274)	1,311,865	(176,421)	1,621,331	(179,695)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	230,368	(16,115)	230,368	(16,115)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,656	(13)	812,520	(43,806)	814,176	(43,819)
Total	$349,545	$(3,485)	$2,758,879	$(263,507)	$3,108,424	$(266,992)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Security Gains and Losses

Realized gains and losses are determined using the specific identification method and are included in noninterest income (loss) as security gains (losses), net. For the periods presented, gross realized losses as a result of calls and dispositions of securities, as well as any associated proceeds, are shown below ($ in thousands). There were no gross realized gains during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
Available for Sale	2024	2023	2024	2023
Proceeds from calls and sales of securities	$1,378,272	$—	$1,378,272	$—
Gross realized (losses)	(182,792)	—	(182,792)	—

During the second quarter of 2024, Trustmark restructured its investment securities portfolio by selling $1.561 billion of available for sale securities with an average yield of 1.36%, which generated a loss of $182.8 million ($137.1 million, net of taxes) and was recorded to noninterest income (loss) in security gains (losses), net. Proceeds from the sale were used to purchase $1.378 billion of available for sale securities with an average yield of 4.85%.

Securities Pledged

Securities with a carrying value of $2.276 billion and $2.321 billion at June 30, 2024 and December 31, 2023, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both June 30, 2024 and December 31, 2023, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2024, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$39,770	$39,748	$—	$—
Due after one year through five years	83,002	82,927	29,455	28,805
Due after five years through ten years	50,429	50,280	—	—
	173,201	172,955	29,455	28,805
Mortgage-backed securities	1,470,109	1,448,704	1,351,032	1,264,326
Total	$1,643,310	$1,621,659	$1,380,487	$1,293,131

Note 4 – LHFI and ACL, LHFI

At June 30, 2024 and December 31, 2023, LHFI consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Loans secured by real estate:
Construction, land development and other land	$616,528	$642,886
Other secured by 1-4 family residential properties	642,765	622,397
Secured by nonfarm, nonresidential properties	3,598,647	3,489,434
Other real estate secured	1,344,968	1,312,551
Other loans secured by real estate:
Other construction	1,022,444	867,793
Secured by 1-4 family residential properties	2,235,530	2,282,318
Commercial and industrial loans	1,880,607	1,922,910
Consumer loans	156,709	165,734
State and other political subdivision loans	1,053,015	1,088,466
Other commercial loans and leases	604,205	556,035
LHFI	13,155,418	12,950,524
Less ACL	154,685	139,367
Net LHFI	$13,000,733	$12,811,157

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At June 30, 2024 and December 31, 2023, accrued interest receivable for LHFI totaled $70.6 million and $71.0 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At June 30, 2024, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended June 30, 2024 and 2023.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$—	$226	$—
Other secured by 1-4 family residential properties	907	7,167	326
Secured by nonfarm, nonresidential properties	9,730	11,547	—
Other real estate secured	—	120	—
Other loans secured by real estate:
Other construction	—	60	—
Secured by 1-4 family residential properties	1,019	6,946	4,635
Commercial and industrial loans	33	16,874	39
Consumer loans	—	326	413
Other commercial loans and leases	—	1,026	—
Total	$11,689	$44,292	$5,413

	December 31, 2023
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$2,020	$2,642	$—
Other secured by 1-4 family residential properties	946	6,518	1,238
Secured by nonfarm, nonresidential properties	20,812	23,061	54
Other real estate secured	—	158	106
Other loans secured by real estate:
Other construction	—	62	—
Secured by 1-4 family residential properties	3,235	43,815	3,740
Commercial and industrial loans	79	22,303	24
Consumer loans	—	243	628
Other commercial loans and leases	—	1,206	—
Total	$27,092	$100,008	$5,790

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$228	$—	$—	$228	$616,300	$616,528
Other secured by 1-4 family residential properties	6,395	1,516	3,489	11,400	631,365	642,765
Secured by nonfarm, nonresidential properties	1,275	—	1,028	2,303	3,596,344	3,598,647
Other real estate secured	115	—	—	115	1,344,853	1,344,968
Other loans secured by real estate:
Other construction	—	—	—	—	1,022,444	1,022,444
Secured by 1-4 family residential properties	15,844	7,282	7,201	30,327	2,205,203	2,235,530
Commercial and industrial loans	4,006	750	15,188	19,944	1,860,663	1,880,607
Consumer loans	1,406	573	438	2,417	154,292	156,709
State and other political subdivision loans	7	—	—	7	1,053,008	1,053,015
Other commercial loans and leases	66	11	—	77	604,128	604,205
Total	$29,342	$10,132	$27,344	$66,818	$13,088,600	$13,155,418

	December 31, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$93	$507	$2,362	$2,962	$639,924	$642,886
Other secured by 1-4 family residential properties	4,493	1,687	2,716	8,896	613,501	622,397
Secured by nonfarm, nonresidential properties	1,531	1,063	727	3,321	3,486,113	3,489,434
Other real estate secured	126	—	207	333	1,312,218	1,312,551
Other loans secured by real estate:
Other construction	62	—	—	62	867,731	867,793
Secured by 1-4 family residential properties	19,298	9,327	22,164	50,789	2,231,529	2,282,318
Commercial and industrial loans	11,881	484	499	12,864	1,910,046	1,922,910
Consumer loans	2,112	772	647	3,531	162,203	165,734
State and other political subdivision loans	152	—	—	152	1,088,314	1,088,466
Other commercial loans and leases	1,247	58	—	1,305	554,730	556,035
Total	$40,995	$13,898	$29,322	$84,215	$12,866,309	$12,950,524

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

	Three Months Ended June 30, 2024
	Term Extension	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$493	0.08%
Total	$493	0.00%

	Three Months Ended June 30, 2023
	Payment Concession	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$401	$401	0.07%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	276	276	0.01%
Commercial and industrial loans	255	—	255	0.01%
Consumer loans	—	42	42	0.03%
Other commercial loans and leases	117	31	148	0.03%
Total	$372	$750	$1,122	0.01%

	Six Months Ended June 30, 2024
	Term Extension	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$1,891	0.29%
Total	$1,891	0.01%

	Six Months Ended June 30, 2023
	Payment Concession	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$401	$401	0.07%
Secured by nonfarm, nonresidential properties	—	384	384	0.01%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	768	768	0.03%
Commercial and industrial loans	255	—	255	0.01%
Consumer loans	—	42	42	0.03%
Other commercial loans and leases	117	31	148	0.03%
Total	$372	$1,626	$1,998	0.02%

The following tables detail the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods presented:

Three Months Ended June 30, 2024
Financial Effect
Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties	Modified two loans and lines of credit to amortize over 24 month terms

Three Months Ended June 30, 2023
Financial Effect
	Payment Concessions	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified lines of credit to amortize over a twenty-four month term
Other loans secured by real estate:
Secured by 1-4 family residential properties		Extended amortization with term adjusted by weighted-average 2.3 years
Commercial and industrial loans	Six month payment deferrals
Consumer loans		Bankruptcies extended amortization with term adjusted by weighted average 1.3 years reducing borrower payment
Other commercial loans and leases	Six month payment deferrals	One loan renewed and extended maturity by seven months

Six Months Ended June 30, 2024
Financial Effect
Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties	Modified three loans and lines of credit to amortize over 24 month terms.

Six Months Ended June 30, 2023
Financial Effect
	Payment Concessions	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified lines of credit to amortize over a twenty-four month term
Secured by nonfarm, nonresidential properties		One loan renewed and extended maturity by six months
Other loans secured by real estate:
Secured by 1-4 family residential properties		Extended amortization with term adjusted by weighted-average 1.8 years
Commercial and industrial loans	Six month payment deferrals
Consumer loans		Bankruptcies extended amortization with term adjusted by weighted average 1.3 years reducing borrower payment
Other commercial loans and leases	Six month payment deferrals	One loan renewed and extended maturity by seven months

Trustmark had no unused commitments on modified loans to borrowers experiencing financial difficulty at June 30, 2024.

During the six months ended June 30, 2024 and 2023, payment defaults of LHFI that were modified within the twelve months prior to that default to borrowers experiencing financial difficulty were immaterial.

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

Trustmark closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide details of the performance of such LHFI that have been modified during the periods presented ($ in thousands):

	Three Months Ended June 30, 2024
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$—	$—	$—	$493	$493

	Three Months Ended June 30, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$38	$19	$—	$57	$344	$401
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	276	276
Commercial and industrial loans	—	—	—	—	255	255
Consumer loans	22	—	—	22	20	42
Other commercial loans and leases	—	—	—	—	148	148
Total	$60	$19	$—	$79	$1,043	$1,122

	Six Months Ended June 30, 2024
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$540	$—	$—	$540	$1,351	$1,891

	Six Months Ended June 30, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$38	$19	$—	$57	$344	$401
Secured by nonfarm, nonresidential properties	—	—	—	—	384	384
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	768	768
Commercial and industrial loans	—	—	—	—	255	255
Consumer loans	22	—	—	22	20	42
Other commercial loans and leases	—	—	—	—	148	148
Total	$60	$19	$—	$79	$1,919	$1,998

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$907	$—	$—	$907
Secured by nonfarm, nonresidential properties	9,730	—	—	9,730
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,019	—	—	1,019
Commercial and industrial loans	5	33	14,774	14,812
Other commercial loans and leases	—	—	887	887
Total	$11,661	$33	$15,661	$27,355

	December 31, 2023
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$2,020	$—	$—	$2,020
Other secured by 1-4 family residential properties	946	—	—	946
Secured by nonfarm, nonresidential properties	20,812	—	—	20,812
Other loans secured by real estate:
Secured by 1-4 family residential properties	3,235	—	—	3,235
Commercial and industrial loans	38	41	21,023	21,102
Other commercial loans and leases	—	—	967	967
Total	$27,051	$41	$21,990	$49,082

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
•
Commercial and industrial loans – Loans within this loan class are primarily secured by inventory, accounts receivables, equipment and other non-real estate collateral. During the quarter, one relationship had a slight decrease in collateral value that secures the credit. There have been no other significant changes to the collateral that secures these financial assets during the period.
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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at June 30, 2024 and December 31, 2023 ($ in thousands):

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of June 30, 2024	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$215,236	$180,580	$60,100	$27,134	$9,879	$2,989	$49,901	$545,819
Special Mention - RR 7	—	—	—	349	—	—	—	349
Substandard - RR 8	—	72	110	—	18	—	170	370
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	215,236	180,652	60,210	27,483	9,897	2,989	50,071	546,538
Current period gross charge-offs	—	—	—	—	—	(24)	—	(24)

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$12,075	$28,956	$27,475	$26,442	$12,824	$7,928	$8,379	$124,079
Special Mention - RR 7	27	406	51	40	—	—	—	524
Substandard - RR 8	59	194	627	153	—	287	32	1,352
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	12,161	29,556	28,153	26,635	12,824	8,215	8,411	125,955
Current period gross charge-offs	—	—	—	—	—	(12)	—	(12)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$306,701	$413,086	$926,322	$486,858	$540,635	$510,001	$110,669	$3,294,272
Special Mention - RR 7	—	—	97,410	—	18,175	19,658	—	135,243
Substandard - RR 8	25,362	8,463	34,845	30,695	10,529	59,210	—	169,104
Doubtful - RR 9	15	—	—	—	—	9	—	24
Total	332,078	421,549	1,058,577	517,553	569,339	588,878	110,669	3,598,643
Current period gross charge-offs	—	—	—	(2,412)	—	(16)	—	(2,428)

Other real estate secured:
Pass - RR 1 through RR 6	$127,057	$99,579	$550,833	$272,166	$160,386	$45,345	$8,636	$1,264,002
Special Mention - RR 7	—	—	—	39,658	—	—	—	39,658
Substandard - RR 8	98	14,651	669	64	262	25,408	—	41,152
Doubtful - RR 9	43	—	—	—	—	—	—	43
Total	127,198	114,230	551,502	311,888	160,648	70,753	8,636	1,344,855
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of June 30, 2024	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$53,110	$331,222	$439,448	$122,229	$—	$—	$18,541	$964,550
Special Mention - RR 7	—	—	25,290	15,082	—	—	—	40,372
Substandard - RR 8	60	—	—	—	17,462	—	—	17,522
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	53,170	331,222	464,738	137,311	17,462	—	18,541	1,022,444
Current period gross charge-offs	—	—	(2,494)	—	—	—	—	(2,494)

Commercial and industrial loans:
Pass - RR 1 through RR 6	$293,438	$408,202	$289,668	$113,913	$52,701	$67,048	$486,231	$1,711,201
Special Mention - RR 7	1,731	11,512	30,655	1,310	189	335	25,100	70,832
Substandard - RR 8	4,344	1,602	49,199	12,833	10,970	409	18,509	97,866
Doubtful - RR 9	327	9	159	145	—	55	13	708
Total	299,840	421,325	369,681	128,201	63,860	67,847	529,853	1,880,607
Current period gross charge-offs	—	(3)	(317)	(370)	(8)	(77)	—	(775)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$36,151	$125,577	$246,825	$161,360	$90,875	$388,235	$3,992	$1,053,015
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	36,151	125,577	246,825	161,360	90,875	388,235	3,992	1,053,015
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$104,879	$185,138	$17,709	$24,899	$17,886	$38,984	$212,365	$601,860
Special Mention - RR 7	—	—	—	—	180	—	—	180
Substandard - RR 8	968	55	124	112	—	—	906	2,165
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	105,847	185,193	17,833	25,011	18,066	38,984	213,271	604,205
Current period gross charge-offs	—	—	(28)	—	—	(25)	—	(53)

Total commercial LHFI	$1,181,681	$1,809,304	$2,797,519	$1,335,442	$942,971	$1,165,901	$943,444	$10,176,262
Total commercial LHFI gross charge-offs	$—	$(3)	$(2,839)	$(2,782)	$(8)	$(154)	$—	$(5,786)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of June 30, 2024	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$12,399	$39,898	$7,752	$4,045	$1,115	$2,300	$2,409	$69,918
Past due 30-89 days	—	25	—	3	—	12	—	40
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	5	—	27	—	32
Total	12,399	39,923	7,752	4,053	1,115	2,339	2,409	69,990
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$17,683	$22,415	$8,508	$5,436	$3,978	$10,221	$435,337	$503,578
Past due 30-89 days	1,149	34	63	100	54	342	4,749	6,491
Past due 90 days or more	—	—	—	—	—	65	261	326
Nonaccrual	—	12	101	44	109	486	5,663	6,415
Total	18,832	22,461	8,672	5,580	4,141	11,114	446,010	516,810
Current period gross charge-offs	—	(49)	(42)	(40)	(9)	(28)	—	(168)

Secured by nonfarm, nonresidential properties:
Current	$—	$—	$—	$4	$—	$—	$—	$4
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	—	4	—	—	—	4
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Current	$—	$—	$—	$—	$73	$40	$—	$113
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	—	—	73	40	—	113
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of June 30, 2024	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$104,531	$242,772	$846,347	$492,916	$171,148	$343,828	$—	$2,201,542
Past due 30-89 days	—	4,227	13,089	2,706	1,334	1,052	—	22,408
Past due 90 days or more	—	764	2,690	559	209	413	—	4,635
Nonaccrual	—	260	2,476	1,016	651	2,542	—	6,945
Total	104,531	248,023	864,602	497,197	173,342	347,835	—	2,235,530
Current period gross charge-offs	(33)	(89)	(8,948)	(29)	—	(92)	—	(9,191)

Consumer loans:
Current	$36,051	$35,373	$20,688	$6,690	$1,738	$418	$53,117	$154,075
Past due 30-89 days	463	349	170	37	—	21	854	1,894
Past due 90 days or more	3	46	29	32	—	—	303	413
Nonaccrual	13	47	125	76	26	—	40	327
Total	36,530	35,815	21,012	6,835	1,764	439	54,314	156,709
Current period gross charge-offs	(2,840)	(495)	(189)	(58)	(35)	—	(1,315)	(4,932)

Total consumer LHFI	$172,292	$346,222	$902,038	$513,669	$180,435	$361,767	$502,733	$2,979,156
Total consumer LHFI gross charge-offs	$(2,873)	$(633)	$(9,179)	$(127)	$(44)	$(120)	$(1,315)	$(14,291)

Total LHFI	$1,353,973	$2,155,526	$3,699,557	$1,849,111	$1,123,406	$1,527,668	$1,446,177	$13,155,418
Total current period gross charge-offs	$(2,873)	$(636)	$(12,018)	$(2,909)	$(52)	$(274)	$(1,315)	$(20,077)

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$359,813	$98,742	$35,095	$10,591	$2,036	$1,961	$52,351	$560,589
Special Mention - RR 7	—	—	360	—	—	—	—	360
Substandard - RR 8	606	336	1,512	19	—	21	—	2,494
Doubtful - RR 9	—	—	—	—	—	24	—	24
Total	360,419	99,078	36,967	10,610	2,036	2,006	52,351	563,467
Current period gross charge-offs	—	(4)	(10)	—	(228)	—	—	(242)

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$33,072	$30,760	$29,159	$14,309	$8,084	$2,822	$10,077	$128,283
Special Mention - RR 7	—	82	48	10	—	—	—	140
Substandard - RR 8	220	625	157	22	80	306	98	1,508
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	33,292	31,467	29,364	14,341	8,164	3,128	10,175	129,931
Current period gross charge-offs	—	—	(24)	—	—	(6)	—	(30)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$501,327	$919,519	$526,412	$596,240	$323,687	$369,250	$129,142	$3,365,577
Special Mention - RR 7	4,271	14,930	—	138	23,966	—	—	43,305
Substandard - RR 8	6,332	1,964	47,491	10,809	8,614	5,200	48	80,458
Doubtful - RR 9	21	—	—	—	53	13	—	87
Total	511,951	936,413	573,903	607,187	356,320	374,463	129,190	3,489,427
Current period gross charge-offs	—	(39)	(82)	—	(19)	(138)	—	(278)

Other real estate secured:
Pass - RR 1 through RR 6	$194,141	$447,200	$332,818	$209,757	$56,024	$11,080	$8,880	$1,259,900
Special Mention - RR 7	126	2,076	—	—	35,881	—	—	38,083
Substandard - RR 8	—	14,064	—	290	—	39	—	14,393
Doubtful - RR 9	42	—	—	—	—	—	—	42
Total	194,309	463,340	332,818	210,047	91,905	11,119	8,880	1,312,418
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$179,676	$518,062	$149,883	$14,062	$—	$6	$6,042	$867,731
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	62	—	—	—	—	—	—	62
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	179,738	518,062	149,883	14,062	—	6	6,042	867,793
Current period gross charge-offs	(61)	—	(3,392)	—	—	—	—	(3,453)

Commercial and industrial loans:
Pass - RR 1 through RR 6	$497,730	$474,737	$158,659	$80,646	$31,876	$44,972	$537,527	$1,826,147
Special Mention - RR 7	12,570	10,141	3,149	1,381	110	—	126	27,477
Substandard - RR 8	4,797	16,872	13,909	11,958	40	80	21,528	69,184
Doubtful - RR 9	6	58	1	—	—	25	12	102
Total	515,103	501,808	175,718	93,985	32,026	45,077	559,193	1,922,910
Current period gross charge-offs	(42)	(1,071)	(700)	(138)	(95)	(108)	(7)	(2,161)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$152,157	$247,034	$174,812	$99,786	$32,118	$377,225	$5,334	$1,088,466
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	152,157	247,034	174,812	99,786	32,118	377,225	5,334	1,088,466
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$211,402	$48,947	$30,071	$21,377	$32,837	$8,468	$201,339	$554,441
Special Mention - RR 7	—	—	—	208	—	—	20	228
Substandard - RR 8	106	211	42	—	—	—	987	1,346
Doubtful - RR 9	—	—	—	—	—	20	—	20
Total	211,508	49,158	30,113	21,585	32,837	8,488	202,346	556,035
Current period gross charge-offs	(40)	(248)	—	(26)	—	—	—	(314)

Total commercial LHFI	$2,158,477	$2,846,360	$1,503,578	$1,071,603	$555,406	$821,512	$973,511	$9,930,447
Total commercial LHFI gross charge-offs	$(143)	$(1,362)	$(4,208)	$(164)	$(342)	$(252)	$(7)	$(6,478)

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$44,912	$23,110	$5,973	$1,203	$1,082	$1,864	$653	$78,797
Past due 30-89 days	—	250	—	—	30	191	—	471
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	148	—	—	3	—	151
Total	44,912	23,360	6,121	1,203	1,112	2,058	653	79,419
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$29,636	$11,366	$5,733	$4,471	$4,313	$7,674	$417,383	$480,576
Past due 30-89 days	225	68	74	4	51	220	4,292	4,934
Past due 90 days or more	—	264	—	—	—	41	934	1,239
Nonaccrual	8	76	48	8	—	616	4,961	5,717
Total	29,869	11,774	5,855	4,483	4,364	8,551	427,570	492,466
Current period gross charge-offs	—	(100)	(9)	(2)	(10)	(22)	(147)	(290)

Secured by nonfarm, nonresidential properties:
Current	$—	$—	$7	$—	$—	$—	$—	$7
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	7	—	—	—	—	7
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Current	$—	$—	$—	$78	$—	$55	$—	$133
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	—	78	—	55	—	133
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$258,800	$878,893	$516,324	$180,272	$98,552	$277,664	$—	$2,210,505
Past due 30-89 days	3,370	11,293	5,513	2,121	298	1,664	—	24,259
Past due 90 days or more	376	1,219	1,208	682	—	255	—	3,740
Nonaccrual	678	15,586	11,452	4,884	1,848	9,366	—	43,814
Total	263,224	906,991	534,497	187,959	100,698	288,949	—	2,282,318
Current period gross charge-offs	(64)	(930)	(217)	(104)	—	(142)	—	(1,457)

Consumer loans:
Current	$59,496	$32,767	$10,698	$2,604	$917	$294	$55,321	$162,097
Past due 30-89 days	1,274	475	134	34	5	5	839	2,766
Past due 90 days or more	64	44	3	1	—	—	516	628
Nonaccrual	44	65	84	26	—	—	24	243
Total	60,878	33,351	10,919	2,665	922	299	56,700	165,734
Current period gross charge-offs	(6,138)	(559)	(167)	(43)	(1)	(1)	(2,381)	(9,290)

Total consumer LHFI	$398,883	$975,476	$557,399	$196,388	$107,096	$299,912	$484,923	$3,020,077
Total consumer LHFI gross charge-offs	$(6,202)	$(1,589)	$(393)	$(149)	$(11)	$(165)	$(2,528)	$(11,037)

Total LHFI	$2,557,360	$3,821,836	$2,060,977	$1,267,991	$662,502	$1,121,424	$1,458,434	$12,950,524
Total current period gross charge-offs	$(6,345)	$(2,951)	$(4,601)	$(313)	$(353)	$(417)	$(2,535)	$(17,515)

Past Due LHFS

LHFS past due 90 days or more totaled $58.1 million and $51.2 million at June 30, 2024 and December 31, 2023, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2024 or 2023.

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

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers at June 30, 2024:

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

During the second quarter of 2024, Trustmark executed a sale on a portfolio of 1-4 family mortgage loans that were at least three payments delinquent and/or nonaccrual at the time of selection. As a result of this sale, a credit mark was established for a sub-pool of the loans in the sale. Due to the lack of historical experience and the use of industry data for this sub-pool, management elected to use the credit mark for reserving purposes on a go forward basis for this sub-pool that meets the same credit criteria of being three payments delinquent and/or nonaccrual. All loans of the sub-pool that meet the above credit criteria will be removed from the 1-4 family residential properties pool and placed into a separate pool with the credit mark reserve applied to the total balance.

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

•
Lending policies and procedures
•
Economic conditions and concentrations of credit
•
Nature and volume of the portfolio
•
Performance trends
•
External factors

While all these factors are incorporated into the overall methodology, only three are currently considered active at June 30, 2024: (i) economic conditions and concentrations of credit, (ii) nature and volume of the portfolio and (iii) performance trends.

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

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$5,101	$5,101	$—	616,528	$616,528
Other secured by 1-4 family residential properties	—	10,373	10,373	907	641,858	642,765
Secured by nonfarm, nonresidential properties	—	41,136	41,136	9,730	3,588,917	3,598,647
Other real estate secured	—	12,037	12,037	—	1,344,968	1,344,968
Other loans secured by real estate:
Other construction	—	13,897	13,897	—	1,022,444	1,022,444
Secured by 1-4 family residential properties	—	30,647	30,647	1,019	2,234,511	2,235,530
Commercial and industrial loans	11,491	17,244	28,735	14,812	1,865,795	1,880,607
Consumer loans	—	5,645	5,645	—	156,709	156,709
State and other political subdivision loans	—	625	625	—	1,053,015	1,053,015
Other commercial loans and leases	887	5,602	6,489	887	603,318	604,205
Total	$12,378	$142,307	$154,685	$27,355	$13,128,063	$13,155,418

	December 31, 2023
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$17,192	$17,192	$2,020	$640,866	$642,886
Other secured by 1-4 family residential properties	—	12,942	12,942	946	621,451	622,397
Secured by nonfarm, nonresidential properties	—	24,043	24,043	20,812	3,468,622	3,489,434
Other real estate secured	—	4,488	4,488	—	1,312,551	1,312,551
Other loans secured by real estate:
Other construction	—	5,758	5,758	—	867,793	867,793
Secured by 1-4 family residential properties	—	34,794	34,794	3,235	2,279,083	2,282,318
Commercial and industrial loans	11,436	15,202	26,638	21,102	1,901,808	1,922,910
Consumer loans	—	5,794	5,794	—	165,734	165,734
State and other political subdivision loans	—	646	646	—	1,088,466	1,088,466
Other commercial loans and leases	967	6,105	7,072	967	555,068	556,035
Total	$12,403	$126,964	$139,367	$49,082	$12,901,442	$12,950,524

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$142,998	$122,239	$139,367	$120,214
Loans charged-off, sale of 1-4 family mortgage loans	(8,633)	—	(8,633)	—
Loans charged-off	(5,120)	(2,773)	(11,444)	(5,769)
Recoveries	2,111	1,621	4,358	3,398
Net (charge-offs) recoveries	(11,642)	(1,152)	(15,719)	(2,371)
PCL, LHFI	14,696	8,211	22,404	11,455
PCL, LHFI sale of 1-4 family mortgage loans	8,633	—	8,633	—
Balance at end of period	$154,685	$129,298	$154,685	$129,298

The following tables detail changes in the ACL, LHFI by loan class for the periods presented ($ in thousands):

	Three Months Ended June 30, 2024
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$5,743	$—	$7	$(649)	$5,101
Other secured by 1-4 family residential properties	10,554	(104)	63	(140)	10,373
Secured by nonfarm, nonresidential properties	33,292	—	17	7,827	41,136
Other real estate secured	9,251	—	—	2,786	12,037
Other loans secured by real estate:
Other construction	12,065	(2,494)	255	4,071	13,897
Secured by 1-4 family residential properties	31,946	(8,780)	27	7,454	30,647
Commercial and industrial loans	27,930	(191)	272	724	28,735
Consumer loans	5,523	(2,184)	1,447	859	5,645
State and other political subdivision loans	638	—	—	(13)	625
Other commercial loans and leases	6,056	—	23	410	6,489
Total	$142,998	$(13,753)	$2,111	$23,329	$154,685

The PCL, LHFI for the secured by nonfarm, nonresidential properties, the secured by 1-4 family residential properties, other construction, and other real estate secured portfolios for the three months ended June 30, 2024 was primarily due to net adjustments to the qualitative factors due to credit migration coupled with loan growth.

The negative PCL, LHFI for the construction, land development and other land and the other secured by 1-4 family residential properties portfolios for the three months ended June 30, 2024 was primarily due to changes in the macroeconomic forecast.

	Three Months Ended June 30, 2023
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$13,260	$—	$64	$2,019	$15,343
Other secured by 1-4 family residential properties	11,918	(86)	75	266	12,173
Secured by nonfarm, nonresidential properties	18,640	(58)	10	1,784	20,376
Other real estate secured	2,362	—	2	1,117	3,481
Other loans secured by real estate:
Other construction	14,470	—	18	(111)	14,377
Secured by 1-4 family residential properties	26,156	(161)	14	2,546	28,555
Commercial and industrial loans	23,462	(456)	217	(53)	23,170
Consumer loans	5,532	(1,989)	1,221	776	5,540
State and other political subdivision loans	729	—	—	(53)	676
Other commercial loans and leases	5,710	(23)	—	(80)	5,607
Total	$122,239	$(2,773)	$1,621	$8,211	$129,298

The increases in the PCL, LHFI for the three months ended June 30, 2023 were primarily attributable to extended maturities on the secured by 1-4 family residential properties portfolio resulting from lower prepayment speeds, the weakening macroeconomic forecasts and loan growth.

	Six Months Ended June 30, 2024
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$17,192	$(24)	$8	$(12,075)	$5,101
Other secured by 1-4 family residential properties	12,942	(180)	513	(2,902)	10,373
Secured by nonfarm, nonresidential properties	24,043	(2,428)	26	19,495	41,136
Other real estate secured	4,488	—	—	7,549	12,037
Other loans secured by real estate:
Other construction	5,758	(2,494)	272	10,361	13,897
Secured by 1-4 family residential properties	34,794	(9,191)	65	4,979	30,647
Commercial and industrial loans	26,638	(775)	470	2,402	28,735
Consumer loans	5,794	(4,932)	2,952	1,831	5,645
State and other political subdivision loans	646	—	—	(21)	625
Other commercial loans and leases	7,072	(53)	52	(582)	6,489
Total	$139,367	$(20,077)	$4,358	$31,037	$154,685

The PCL, LHFI for the secured by nonfarm, nonresidential properties, other construction and other real estate secured portfolios for the six months ended June 30, 2024 was primarily due to changes in the macroeconomic forecast associated with these specific loss driver models as a result of the loss driver update, coupled with net adjustments to the qualitative factors due to credit migration and loan growth. The PCL, LHFI for the secured by 1-4 family residential properties portfolio for the six months ended June 30, 2024 was primarily due to adjustments to the Nature and Volume of Portfolio qualitative factor, coupled with implementing the credit mark reserve as a result of the mortgage loan sale. The PCL, LHFI for the commercial and industrial portfolio for the six months ended June 30, 2024 was primarily due to net adjustments to the qualitative factors due to credit migration.

The negative PCL, LHFI for the construction, land development and other land, other secured by 1-4 family residential properties, and other commercial loans and leases portfolios for the six months ended June 30, 2024 was primarily due to changes in the macroeconomic forecast associated with these specific loss driver models as a result of the loss driver update for these loan portfolios.

	Six Months Ended June 30, 2023
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$12,828	$(14)	$72	$2,457	$15,343
Other secured by 1-4 family residential properties	12,374	(120)	122	(203)	12,173
Secured by nonfarm, nonresidential properties	19,488	(86)	106	868	20,376
Other real estate secured	4,743	—	5	(1,267)	3,481
Other loans secured by real estate:
Other construction	15,132	—	48	(803)	14,377
Secured by 1-4 family residential properties	21,185	(455)	20	7,805	28,555
Commercial and industrial loans	23,140	(927)	487	470	23,170
Consumer loans	5,792	(4,144)	2,538	1,354	5,540
State and other political subdivision loans	885	—	—	(209)	676
Other commercial loans and leases	4,647	(23)	—	983	5,607
Total	$120,214	$(5,769)	$3,398	$11,455	$129,298

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

Note 5 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$131,870	$129,677
Origination of servicing assets	6,664	6,602
Change in fair value:
Due to market changes	3,497	1,926
Due to run-off	(5,373)	(3,855)
Balance at end of period	$136,658	$134,350

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At June 30, 2024, the fair value of the MSR included an assumed average prepayment speed of 8 CPR and an average discount rate of 10.72% compared to an assumed average prepayment speed of 8 CPR and an average discount rate of 10.08% at June 30, 2023.

Mortgage Loans Serviced/Sold

During the first six months of 2024 and 2023, Trustmark sold $555.1 million and $549.3 million, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $10.2 million for the first six months of 2024 compared to $7.7 million for the first six months of 2023.

The table below details the mortgage loans sold and serviced for others at June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Federal National Mortgage Association	$4,832,690	$4,826,028
Government National Mortgage Association	3,608,146	3,510,983
Federal Home Loan Mortgage Corporation	161,375	112,352
Other	25,565	28,012
Total mortgage loans sold and serviced for others	$8,627,776	$8,477,375

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expenses are included in other expense. At both June 30, 2024 and 2023, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 6 – Other Real Estate

At June 30, 2024, Trustmark’s geographic other real estate distribution was primarily concentrated in its Alabama, Mississippi and Texas market regions. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in this area.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$6,867	$1,986
Additions	4,128	570
Disposals	(4,695)	(1,266)
(Write-downs) recoveries	286	(153)
Balance at end of period	$6,586	$1,137

Gains (losses), net on the sale of other real estate included in other real estate expense	$(962)	$(112)

At June 30, 2024 and December 31, 2023, other real estate by type of property consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Construction, land development and other land properties	$154	$—
1-4 family residential properties	1,891	1,977
Nonfarm, nonresidential properties	4,541	4,835
Other real estate properties	—	55
Total other real estate	$6,586	$6,867

At June 30, 2024 and December 31, 2023, other real estate by geographic location consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Alabama	$485	$1,397
Mississippi (1)	1,787	1,242
Tennessee (2)	86	—
Texas	4,228	4,228
Total other real estate	$6,586	$6,867
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At June 30, 2024, the balance of other real estate included $1.9 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $2.0 million at December 31, 2023. At June 30, 2024 and December 31, 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $2.0 million and $6.4 million, respectively.

Note 7 – Leases

Lessor Arrangements

Trustmark leases certain types of machinery and equipment to its customers through sales-type and direct financing leases as part of its equipment financing portfolio. These leases generally have remaining lease terms of three to nine years, some of which include renewal options and/or options for the lessee to purchase the leased property near or at the end of the lease term. Trustmark recognized interest income from its sales-type and direct financing leases of $3.0 million and $5.4 million for the three and six months ended June 30, 2024, respectively. Trustmark does not have any significant operating leases in which it is the lessor.

The table below summarizes the components of Trustmark's net investment in its sales-type and direct financing leases for the periods presented ($ in thousands):

	June 30, 2024	December 31, 2023
Leases receivable	$258,403	$161,319
Unearned income	(44,744)	(29,011)
Initial direct costs	2,223	1,326
Unguaranteed lease residual	7,997	4,101
Total net investment	$223,879	$137,735

The table below details the minimum future lease payments for Trustmark's leases receivable at June 30, 2024 ($ in thousands):

June 30, 2024
2024 (excluding the six months ended June 30, 2024)	$22,018
2025	42,624
2026	41,520
2027	54,075
2028	43,225
Thereafter	54,941
Lease receivable	$258,403

Lessee Arrangements

For Trustmark's lessee arrangements, the leases of FBBI are included in discontinued operations, and as a result, have been excluded from the amounts below. Prior period amounts have been reclassified. The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance leases:
Amortization of right-of-use assets	$113	$203	$226	$560
Interest on lease liabilities	38	41	76	83
Operating lease cost	1,232	1,178	2,412	2,308
Short-term lease cost	55	56	113	130
Variable lease cost	205	210	404	447
Sublease income	(2)	(3)	(5)	(6)
Net lease cost	$1,641	$1,685	$3,226	$3,522

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Finance leases:
Operating cash flows included in operating activities	$76	$83
Financing cash flows included in payments under finance lease obligations	207	535
Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	2,254	2,188
Operating cash flows (liability reduction) included in other operating activities, net	1,593	1,625

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Finance lease right-of-use assets, net of accumulated depreciation	$3,525	$3,751
Finance lease liabilities	4,127	4,334
Operating lease right-of-use assets	36,925	35,711
Operating lease liabilities	40,517	39,097

Weighted-average lease term:
Finance leases	7.84 years	8.34 years
Operating leases	9.72 years	10.28 years

Weighted-average discount rate:
Finance leases	3.61%	3.61%
Operating leases	3.71%	3.67%

At June 30, 2024, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2024 (excluding the six months ended June 30, 2024)	$290	$2,574
2025	584	5,242
2026	589	5,144
2027	594	5,202
2028	599	4,831
Thereafter	2,086	25,922
Total minimum lease payments	4,742	48,915
Less imputed interest	(615)	(8,398)
Lease liabilities	$4,127	$40,517

Note 8 – Deposits

At June 30, 2024 and December 31, 2023, deposits consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Noninterest-bearing demand	$3,153,506	$3,197,620
Interest-bearing demand	5,358,136	4,947,626
Savings	3,538,317	4,047,853
Time	3,412,929	3,376,664
Total	$15,462,888	$15,569,763

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements were secured by securities with a carrying amount of $37.1 million and $61.6 million at June 30, 2024 and December 31, 2023, respectively. Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty. At both June 30, 2024 and December 31, 2023, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark. The following table presents the securities sold under repurchase agreements by collateral pledged at June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$5,718	$28,600
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	5,838	526
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	8,579	—
Total securities sold under repurchase agreements	$20,135	$29,126

Note 10 – Revenue from Contracts with Customers

Trustmark accounts for revenue from contracts with customers in accordance with FASB ASC Topic 606, “Revenue from Contracts with Customers,” which provides that revenue be recognized in a manner that depicts the transfer of goods or services to a customer in an amount that reflects the consideration Trustmark expects to be entitled to in exchange for those goods or services. Revenue from contracts with customers is recognized either over time in a manner that depicts Trustmark’s performance, or at a point in time when control of the goods or services are transferred to the customer. Trustmark’s noninterest income (loss), excluding all of mortgage banking, net and security gains (losses), net and portions of bank card and other fees and other income, are considered within the scope of FASB ASC Topic 606. Gains or losses on the sale of other real estate, which are included in Trustmark’s noninterest expense as other real estate expense, are also within the scope of FASB ASC Topic 606.

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other, net. Other real estate sales for the three and six months ended June 30, 2024 resulted in a net loss of $907 thousand and $962 thousand, respectively, compared to a net loss of $34 thousand and $112 thousand for the three and six months ended June 30, 2023, respectively.

The Insurance Segment is included in discontinued operations for all periods presented in the accompanying consolidated balance sheets and the consolidated statements of income (loss). See Note 2 - Discontinued Operations for additional information about discontinued operations.

The following tables present noninterest income (loss) disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$10,903	$—	$10,903	$10,673	$—	$10,673
Bank card and other fees	8,428	758	9,186	8,036	868	8,904
Mortgage banking, net	—	4,204	4,204	—	6,600	6,600
Wealth management	174	—	174	215	—	215
Other, net	7,251	78	7,329	2,932	(329)	2,603
Security gains (losses), net	—	(182,792)	(182,792)	—	—	—
Total noninterest income (loss)	$26,756	$(177,752)	$(150,996)	$21,856	$7,139	$28,995

Wealth Management Segment
Service charges on deposit accounts	$21	$—	$21	$22	$—	$22
Bank card and other fees	39	—	39	13	—	13
Wealth management	9,518	—	9,518	8,667	—	8,667
Other, net	38	94	132	36	96	132
Total noninterest income	$9,616	$94	$9,710	$8,738	$96	$8,834

Consolidated
Service charges on deposit accounts	$10,924	$—	$10,924	$10,695	$—	$10,695
Bank card and other fees	8,467	758	9,225	8,049	868	8,917
Mortgage banking, net	—	4,204	4,204	—	6,600	6,600
Wealth management	9,692	—	9,692	8,882	—	8,882
Other, net	7,289	172	7,461	2,968	(233)	2,735
Security gains (losses), net	—	(182,792)	(182,792)	—	—	—
Total noninterest income (loss)	$36,372	$(177,658)	$(141,286)	$30,594	$7,235	$37,829
(1)
Noninterest income (loss) not in scope for FASB ASC Topic 606 includes customer derivatives revenue and miscellaneous credit card fee income within bank card and other fees; mortgage banking, net; amortization of tax credits, cash surrender value on various life insurance policies, earnings on Trustmark’s non-qualified deferred compensation plans, other partnership investments and rental income within other, net; and security gains (losses), net.

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$21,839	$—	$21,839	$20,988	$—	$20,988
Bank card and other fees	15,620	958	16,578	15,679	1,017	16,696
Mortgage banking, net	—	13,119	13,119	—	14,239	14,239
Wealth management	363	—	363	448	—	448
Other, net	10,599	(304)	10,295	5,920	(937)	4,983
Security gains (losses), net	—	(182,792)	(182,792)	—	—	—
Total noninterest income (loss)	$48,421	$(169,019)	$(120,598)	$43,035	$14,319	$57,354

Wealth Management Segment
Service charges on deposit accounts	$43	$—	$43	$43	$—	$43
Bank card and other fees	75	—	75	24	—	24
Wealth management	18,281	—	18,281	17,214	—	17,214
Other, net	80	188	268	81	191	272
Total noninterest income	$18,479	$188	$18,667	$17,362	$191	$17,553

Consolidated
Service charges on deposit accounts	$21,882	$—	$21,882	$21,031	$—	$21,031
Bank card and other fees	15,695	958	16,653	15,703	1,017	16,720
Mortgage banking, net	—	13,119	13,119	—	14,239	14,239
Wealth management	18,644	—	18,644	17,662	—	17,662
Other, net	10,679	(116)	10,563	6,001	(746)	5,255
Security gains (losses), net	—	(182,792)	(182,792)	—	—	—
Total noninterest income (loss)	$66,900	$(168,831)	$(101,931)	$60,397	$14,510	$74,907
(1)
Noninterest income (loss) not in scope for FASB ASC Topic 606 includes customer derivatives revenue and miscellaneous credit card fee income within bank card and other fees; mortgage banking, net; amortization of tax credits, cash surrender value on various life insurance policies, earnings on Trustmark’s non-qualified deferred compensation plans, other partnership investments and rental income within other, net; and security gains (losses), net.

Note 11 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plan

Trustmark maintains a noncontributory tax-qualified defined benefit pension plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the Continuing Plan) to satisfy commitments made by Trustmark to associates covered through plans obtained in acquisitions.

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$10	$13	$20	$26
Interest cost	61	73	123	146
Expected return on plan assets	(24)	(27)	(48)	(53)
Recognized net (gain) loss due to lump sum settlements	(13)	—	(13)	25
Net periodic benefit cost	$34	$59	$82	$144

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$11	$17	$22	$34
Interest cost	459	498	936	1,018
Amortization of prior service cost	27	27	55	55
Recognized net actuarial loss	84	69	179	146
Net periodic benefit cost	$581	$611	$1,192	$1,253

Note 12 – Stock and Incentive Compensation

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

The following table summarizes the Stock Plan activity for the periods presented:

	Three Months Ended June 30, 2024
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	209,169	391,550
Granted	—	20,920
Released from restriction	—	(29,672)
Forfeited	(1,124)	(6,776)
Nonvested units, end of period	208,045	376,022

	Six Months Ended June 30, 2024
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	174,214	358,252
Granted	89,928	160,146
Released from restriction	(54,973)	(133,266)
Forfeited	(1,124)	(9,110)
Nonvested units, end of period	208,045	376,022

The following table presents information regarding compensation expense for units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Performance units	$522	$454	$984	$732
Time-vested units	856	1,109	2,632	2,546
Total compensation expense	$1,378	$1,563	$3,616	$3,278

Note 13 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At June 30, 2024 and 2023, Trustmark had unused commitments to extend credit of $4.590 billion and $5.120 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At June 30, 2024 and 2023, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $126.6 million and $142.7 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of June 30, 2024 and 2023, the fair value of collateral held was $26.4 million and $31.5 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of June 30, 2024 and December 31, 2023.

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

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$33,865	$34,596	$34,057	$36,838
PCL, off-balance sheet credit exposures	(3,600)	245	(3,792)	(1,997)
Balance at end of period	$30,265	$34,841	$30,265	$34,841

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the three months ended June 30, 2024 was primarily due to the decrease in required reserves as a result of a decrease in unfunded commitments coupled with the decrease in the quantitative reserve rates due to changes in the macroeconomic factors. The decrease was partially offset by an increase in required reserves as a result of credit migration. The decrease in the ACL on off-balance sheet credit exposures for the six months ended June 30, 2024 was primarily due to the decrease in required reserves as a result of a decrease in unfunded commitments partially offset by an increase in required reserves as a result of implementing the performance trend qualitative reserve factor. The increase in the ACL on off-balance sheet credit exposures for the three months ended June 30, 2023 was primarily due to the weakening macroeconomic forecasts. The decrease in the ACL on off-balance sheet credit exposures for the six months ended June 30, 2023 was primarily due to decreases in unfunded balances for the construction, land development and other land portfolio and other construction loan portfolio.

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

Note 14 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic shares	61,197	61,063	61,163	61,037
Dilutive shares	219	167	211	170
Diluted shares	61,416	61,230	61,374	61,207

Weighted-average antidilutive stock awards are excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average antidilutive stock awards	—	100	—	64

Note 15 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Income taxes paid	$19,545	$26,023
Interest expense paid on deposits and borrowings	201,499	130,666
Noncash transfers from loans to other real estate	4,128	570
Operating right-of-use assets resulting from lease liabilities	1,741	4,403

Note 16 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2023 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of June 30, 2024, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2024. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since June 30, 2024, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2024 and December 31, 2023 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At June 30, 2024:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,655,593	10.92%	7.00%	n/a
Trustmark National Bank	1,762,660	11.63%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,715,593	11.31%	8.50%	n/a
Trustmark National Bank	1,762,660	11.63%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,015,973	13.29%	10.50%	n/a
Trustmark National Bank	1,939,448	12.79%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,715,593	9.29%	4.00%	n/a
Trustmark National Bank	1,762,660	9.55%	4.00%	5.00%

At December 31, 2023:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,521,665	10.04%	7.00%	n/a
Trustmark National Bank	1,602,327	10.58%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,581,665	10.44%	8.50%	n/a
Trustmark National Bank	1,602,327	10.58%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,862,246	12.29%	10.50%	n/a
Trustmark National Bank	1,759,426	11.61%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,581,665	8.62%	4.00%	n/a
Trustmark National Bank	1,602,327	8.75%	4.00%	5.00%

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

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following table presents the net change in the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the periods presented ($ in thousands). The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss are included in the computation of net periodic benefit cost (see Note 10 – Defined Benefit and Other Postretirement Benefits for additional details). Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits and other expense in the accompanying consolidated statements of income (loss). Reclassification adjustments related to the cash flow hedge derivatives are included in interest and fees on LHFS and LHFI in the accompanying consolidated statements of income (loss).

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(5,761)	$1,440	$(4,321)	$(19,633)	$4,910	$(14,723)
Reclassification adjustment for net (gains) losses realized in net income	182,792	(45,698)	137,094	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	3,671	(918)	2,753	3,940	(985)	2,955
Total securities available for sale and transferred securities	180,702	(45,176)	135,526	(15,693)	3,925	(11,768)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	27	(7)	20	27	(7)	20
Recognized net loss due to lump sum settlements	(13)	3	(10)	—	—	—
Change in net actuarial loss	84	(20)	64	69	(17)	52
Total pension and other postretirement benefit plans	98	(24)	74	96	(24)	72
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(4,873)	1,218	(3,655)	(19,500)	4,875	(14,625)
Reclassification adjustment for (gain) loss realized in net income	4,869	(1,217)	3,652	3,997	(999)	2,998
Total cash flow hedge derivatives	(4)	1	(3)	(15,503)	3,876	(11,627)
Total other comprehensive income (loss)	$180,796	$(45,199)	$135,597	$(31,100)	$7,777	$(23,323)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(8,313)	$2,078	$(6,235)	$10,901	$(2,494)	$8,407
Reclassification adjustment for net (gains) losses realized in net income	182,792	(45,698)	137,094	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	7,332	(1,833)	5,499	7,799	(1,950)	5,849
Total securities available for sale and transferred securities	181,811	(45,453)	136,358	18,700	(4,444)	14,256
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	55	(14)	41	55	(14)	41
Recognized net loss due to lump sum settlements	(13)	3	(10)	25	(6)	19
Change in net actuarial loss	179	(44)	135	146	(36)	110
Total pension and other postretirement benefit plans	221	(55)	166	226	(56)	170
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(20,833)	5,208	(15,625)	(13,231)	3,308	(9,923)
Reclassification adjustment for (gain) loss realized in net income	9,689	(2,422)	7,267	6,928	(1,732)	5,196
Total cash flow hedge derivatives	(11,144)	2,786	(8,358)	(6,303)	1,576	(4,727)
Total other comprehensive income (loss)	$170,888	$(42,722)	$128,166	$12,623	$(2,924)	$9,699

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2024	$(204,670)	$(6,075)	$(8,978)	$(219,723)
Other comprehensive income (loss) before reclassification	(736)	—	(15,625)	(16,361)
Amounts reclassified from accumulated other comprehensive income (loss)	137,094	166	7,267	144,527
Net other comprehensive income (loss)	136,358	166	(8,358)	128,166
Balance at June 30, 2024	$(68,312)	$(5,909)	$(17,336)	$(91,557)

Balance at January 1, 2023	$(254,442)	$(5,792)	$(15,169)	$(275,403)
Other comprehensive income (loss) before reclassification	14,256	—	(9,923)	4,333
Amounts reclassified from accumulated other comprehensive income (loss)	—	170	5,196	5,366
Net other comprehensive income (loss)	14,256	170	(4,727)	9,699
Balance at June 30, 2023	$(240,186)	$(5,622)	$(19,896)	$(265,704)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the six months ended June 30, 2024 and the year ended December 31, 2023.

	June 30, 2024
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$172,955	$172,955	$—	$—
Mortgage-backed securities	1,448,704	—	1,448,704	—
Securities available for sale	1,621,659	172,955	1,448,704	—
LHFS	185,698	—	185,698	—
MSR	136,658	—	—	136,658
Other assets	26,880	9,991	16,198	691
Other liabilities	41,645	180	41,465	—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$372,368	$372,368	$—	$—
U.S. Government agency obligations	5,792	—	5,792	—
Mortgage-backed securities	1,384,718	—	1,384,718	—
Securities available for sale	1,762,878	372,368	1,390,510	—
LHFS	184,812	—	184,812	—
MSR	131,870	—	—	131,870
Other assets - derivatives	23,316	7,685	14,786	845
Other liabilities - derivatives	35,600	21	35,579	—

The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2024 and 2023 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2024	$131,870	$845
Total net (loss) gain included in Mortgage banking, net (1)	(1,876)	1,556
Additions	6,664	—
Sales	—	(1,710)
Balance, June 30, 2024	$136,658	$691

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2024	$3,498	$1,304

Balance, January 1, 2023	$129,677	$157
Total net (loss) gain included in Mortgage banking, net (1)	(1,929)	1,553
Additions	6,602	—
Sales	—	(1,239)
Balance, June 30, 2023	$134,350	$471

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2023	$1,926	$514

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at June 30, 2024, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At June 30, 2024, Trustmark had outstanding balances of $27.4 million with a related ACL of $12.4 million in collateral-dependent LHFI, compared to outstanding balances of $49.1 million with a related ACL of $12.4 million in collateral-dependent LHFI at December 31, 2023. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $361 thousand were remeasured during the first six months of 2024, requiring write-downs of $71 thousand to reach their current fair values compared to $430 thousand of foreclosed assets that were remeasured during the first six months of 2023, requiring write-downs of $158 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at June 30, 2024 and December 31, 2023, are as follows ($ in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$822,141	$822,141	$975,343	$975,343
Securities held to maturity	1,380,487	1,293,131	1,426,279	1,355,504
Level 3 Inputs:
Net LHFI	13,000,733	12,952,418	12,811,157	12,762,505

Financial Liabilities:
Level 2 Inputs:
Deposits	15,462,888	15,445,186	15,569,763	15,553,417
Federal funds purchased and securities sold under repurchase agreements	314,121	314,121	405,745	405,745
Other borrowings	336,687	336,687	483,230	483,226
Subordinated notes	123,592	112,500	123,482	108,125
Junior subordinated debt securities	61,856	47,629	61,856	48,856

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI. The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income (loss) in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three and six months ended June 30, 2024, net losses of $164 thousand and $1.6 million, respectively, were recorded as noninterest income (loss) in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to net losses of $1.2 million and $238 thousand for the three and six months ended June 30, 2023, respectively. Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2024 included $2.2 million and $4.0 million, respectively, of interest earned on LHFS accounted for under the fair value option, compared to $2.1 million and $3.6 million for the three and six months ended June 30, 2023, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $82.6 million and $78.8 million at June 30, 2024 and December 31, 2023, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and ACL, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option at June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Fair value of LHFS	$103,137	$105,974
LHFS contractual principal outstanding	101,690	102,994
Fair value less unpaid principal	$1,447	$2,980

Note 18 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At June 30, 2024, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.315 billion compared to $1.125 billion at December 31, 2023.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $124 thousand and $209 thousand of amortization expense for the three and six months ended June 30, 2024, respectively, compared to $13 thousand and $22 thousand of amortization expense for the three and six months ended June 30, 2023, respectively. As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income (loss) during the same period. During the next twelve months, Trustmark estimates that $15.6 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $301.5 million at June 30, 2024 compared to $285.0 million at December 31, 2023. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $4.5 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the impact was a net negative ineffectiveness of $5.6 million and $3.1 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $125.0 million at June 30, 2024, with a positive valuation adjustment of $119 thousand, compared to $109.5 million, with a negative valuation adjustment of $994 thousand, at December 31, 2023.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $89.5 million at June 30, 2024, with a positive valuation adjustment of $691 thousand, compared to $61.9 million, with a positive valuation adjustment of $845 thousand, at December 31, 2023.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income (loss) in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivatives market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At June 30, 2024, Trustmark had interest rate swaps with an aggregate notional amount of $1.640 billion related to this program, compared to $1.500 billion at December 31, 2023.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At June 30, 2024, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $1.4 million at December 31, 2023. At June 30, 2024 and December 31, 2023, Trustmark had posted collateral of $40 thousand and $2.0 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2024, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At June 30, 2024, Trustmark had entered into eight risk participation agreements as a beneficiary with aggregate notional amounts of $53.4 million compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $40.1 million at December 31, 2023. At June 30, 2024, Trustmark had entered into thirty-seven risk participation agreements as a guarantor with aggregate notional amounts of $304.9 million compared to thirty-five risk participation agreements as a guarantor with aggregate notional amounts of $304.7 million at December 31, 2023. The aggregate fair values of these risk participation agreements were immaterial at both June 30, 2024 and December 31, 2023.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at June 30, 2024 and December 31, 2023 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30, 2024	December 31, 2023
Derivatives in hedging relationships:
Interest rate contracts:
Interest rate swaps included in other assets (1)	$210	$1,182
Interest rate floors included in other assets	2,092	1,689
Interest rate swaps included in other liabilities (1)	3,115	267

Derivatives not designated as hedging instruments:
Interest rate contracts:
Exchange traded purchased options included in other assets	$23	$180
OTC written options (rate locks) included in other assets	691	845
Futures contracts included in other assets	1,912	7,505
Interest rate swaps included in other assets (1)	13,891	11,910
Credit risk participation agreements included in other assets	5	5
Forward contracts included in other liabilities	(119)	994
Exchange traded written options included in other liabilities	180	21
Interest rate swaps included in other liabilities (1)	38,423	34,255
Credit risk participation agreements included in other liabilities	46	63

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives in hedging relationships:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS & LHFI	$(4,869)	$(3,997)	$(9,689)	$(6,928)

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$(3,007)	$(6,347)	$(8,133)	$(3,892)
Amount of gain (loss) recognized in bank card and other fees	51	200	(5)	190

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(3,655)	$(14,625)	$(15,625)	$(9,923)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of June 30, 2024 and December 31, 2023 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of June 30, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$16,193	$—	$16,193	$(4,721)	$(6,220)	$5,252

Offsetting of Derivative Liabilities
As of June 30, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$41,538	$—	$41,538	$(4,721)	$(40)	$36,777

Offsetting of Derivative Assets
As of December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$14,781	$—	$14,781	$(4,339)	$—	$10,442

Offsetting of Derivative Liabilities
As of December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$34,522	$—	$34,522	$(4,339)	$(2,040)	$28,143

Note 19 – Segment Information

Trustmark’s management reporting structure includes two segments: General Banking and Wealth Management. For a complete overview of Trustmark’s operating segments, see Note 20 – Segment Information included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2023 Annual Report.

The Insurance Segment is included in discontinued operations for all periods presented in the accompanying consolidated balance sheets and the consolidated statements of income (loss). See Note 2 - Discontinued Operations for additional information about discontinued operations.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General Banking
Net interest income	$139,533	$138,375	$271,047	$274,531
Provision for credit losses	19,732	8,435	27,080	9,369
Noninterest income (loss)	(150,996)	28,995	(120,598)	57,354
Noninterest expense	110,005	113,660	221,678	223,215
Income (loss) before income taxes	(141,200)	45,275	(98,309)	99,301
Income taxes	(38,429)	5,855	(32,120)	13,779
General banking net income (loss)	$(102,771)	$39,420	$(66,189)	$85,522
Selected Financial Information
Total assets	$18,272,094	$18,138,313	$18,272,094	$18,138,313
Depreciation and amortization	$9,975	$8,570	$18,342	$16,013

Wealth Management
Net interest income	$1,496	$1,529	$2,812	$2,968
Provision for credit losses	(3)	21	165	89
Noninterest income	9,710	8,834	18,667	17,553
Noninterest expense	8,321	7,961	16,312	15,995
Income before income taxes	2,888	2,381	5,002	4,437
Income taxes	722	597	1,245	1,110
Wealth management net income	$2,166	$1,784	$3,757	$3,327
Selected Financial Information
Total assets	$180,393	$206,556	$180,393	$206,556
Depreciation and amortization	$64	$67	$126	$136

Consolidated
Net interest income	$141,029	$139,904	$273,859	$277,499
Provision for credit losses	19,729	8,456	27,245	9,458
Noninterest income (loss)	(141,286)	37,829	(101,931)	74,907
Noninterest expense	118,326	121,621	237,990	239,210
Income (loss) from continuing operations before income taxes	(138,312)	47,656	(93,307)	103,738
Income taxes	(37,707)	6,452	(30,875)	14,889
Consolidated net income (loss) from continuing operations	$(100,605)	$41,204	$(62,432)	$88,849
Selected Financial Information
Total assets from continuing operations	$18,452,487	$18,344,869	$18,452,487	$18,344,869
Depreciation and amortization from continuing operations	$10,039	$8,637	$18,468	$16,149

Note 20 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

Accounting Policies Recently Adopted

Except for the changes detailed below, Trustmark has consistently applied its accounting policies to all periods presented in the accompanying consolidated financial statements.

ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” Issued in November 2023, ASU 2023-07 is intended to improve disclosures about a public entity’s reportable segments and address requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The amendments of ASU 2023-07 require a public entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, and an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. ASU 2023-07 also requires a public entity to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under FASB

ASC Topic 280 in interim periods. The amendments of ASU 2023-07 clarify that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements. ASU 2023-07 requires a public entity to disclose the title and position of the CODM, together with an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, ASU 2023-07 requires that a public entity with a single reportable segment provide all the disclosures required by the amendments of ASU 2023-07 and all existing segment disclosures in FASB ASC Topic 280. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-07 should be applied retrospectively to all periods presented on the financial statements. Upon implementation, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. Trustmark has adopted the amendments of ASU 2023-07 related to annual disclosure requirements effective January 1, 2024, and will present any newly required annual disclosures in its Annual Report on Form 10-K for the year ending December 31, 2024. Trustmark intends to adopt the amendments of ASU 2023-07 related to interim disclosure requirements effective January 1, 2025, and will present any newly required interim disclosures beginning with its Quarterly Report on Form 10-Q for the period ending March 31, 2025. Adoption of ASU 2023-07 is not expected to have a material impact to Trustmark’s consolidated financial statements or results of operations.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889. At June 30, 2024, TNB had total assets of $18.450 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,515 full-time equivalent associates (measured at June 30, 2024) located in the states of Alabama (including the Georgia Loan Production Office (LPO), which are collectively referred to herein as Trustmark's Alabama market region), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along two operating segments: General Banking Segment and Wealth Management Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023 (2023 Annual Report).

Executive Overview

Trustmark completed the following significant non-routine transactions during the second quarter of 2024:

•
On May 31, 2024, TNB closed the sale of its wholly owned subsidiary, Fisher Brown Bottrell Insurance, Inc., (FBBI) to Marsh & McLennan Agency LLC, consistent with the terms as previously announced on April 23, 2024. Trustmark recognized a net gain on the sale of $228.3 million ($171.2 million, net of taxes) in income from discontinued operations. The operations of FBBI prior to the sale are included in income from discontinued operations for the current and prior periods.
•
Trustmark restructured its investment securities portfolio by selling $1.561 billion of available for sale securities with an average yield of 1.36%, which generated a loss of $182.8 million ($137.1 million, net of taxes) and was recorded to noninterest income (loss) in security gains (losses), net. Trustmark also purchased $1.378 billion of available for sale securities with an average yield of 4.85%.
•
Trustmark sold a portfolio of 1-4 family mortgage loans that were at least three payments delinquent and/or nonaccrual at the time of selection totaling $56.2 million, which resulted in a loss of $13.4 million ($10.1 million, net of taxes). The portion of the loss related to credit totaled $8.6 million ($6.5 million, net of taxes) and was recorded as adjustments to charge-offs and the provision for credit losses (PCL). The noncredit-related portion of the loss totaled $4.8 million ($3.6 million, net of taxes) and was recorded to noninterest income (loss) in other, net.
•
On April 8, 2024, Visa commenced an initial exchange offer expiring on May 3, 2024, for any and all outstanding shares of Visa Class B-1 common stock (Visa B-1 shares). Holders participating in the exchange offer would receive a combination of Visa Class B-2 common stock (Visa B-2 shares) and Visa Class C common stock (Visa C shares) in exchange for Visa B-1 shares that were validly tendered and accepted for exchange by Visa. TNB tendered its 38.7 thousand Visa B-1 shares, which were accepted by Visa. In exchange for each Visa B-1 share that was validly tendered and accepted for exchange by Visa, TNB received 50.0% of a newly issued Visa B-2 share and newly issued Visa C shares equivalent in value to 50.0% of a Visa B-1 share. The Visa C shares that were received by TNB were recognized at fair value, which resulted in a gain of $8.1 million ($6.0 million, net of taxes) and was recorded to noninterest income (loss) in other, net during the second quarter of 2024. The Visa B-2 shares were recorded at their nominal carrying value.

In addition to these significant non-routine transactions, Trustmark's financial results for the three and six months ended June 30, 2024 reflected continued growth in loans held for investment (LHFI), an increase in noninterest income and disciplined expense management. Trustmark's capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. Trustmark remains well-positioned and committed to meeting the banking and financial needs of its customers and the communities it serves, and remains focused on providing support, advice and solutions to meet its customers’ unique needs. Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share. The dividend is payable September 15, 2024, to shareholders of record on September 1, 2024.

Recent Economic and Industry Developments

Economic activity improved slightly during the first six months of 2024; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, inflation, other economic and industry volatility, the 2024 election cycle in the United States, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

Market interest rates began to rise during 2022 after an extended period at historical lows. Starting in March 2022, the FRB began raising the target federal funds rate for the first time in three years and continued with multiple increases throughout 2022 and the first half of 2023. The FRB has maintained the target federal funds rate at a range of 5.25% to 5.50% since July 2023. In addition, the FRB increased the interest that it pays on reserves multiple times during 2022 and the first half of 2023 from 0.10% to 5.40% as of July 2023. The FRB has maintained the rate it pays on reserves at 5.40% since July 2023. These higher interest rates have increased the competitive pressures on the deposit cost of funds. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on Trustmark's results of operations.

In the July 2024 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that during the reporting period (covering the period from May 21, 2024 through July 8, 2024) economic activity maintained a slight to modest growth. Reports by the twelve Federal Reserve Districts (Districts) noted the following during the reporting period:

•
Household spending was little changed in most Districts. Auto sales varied across Districts; however, some Districts noted that sales were lower due in part to a cyberattack on dealerships and high interest rates. Travel and tourism grew steadily, in line with seasonal expectations. Agricultural conditions varied in tandem with sporadic droughts across the nation. Manufacturing activity varied widely across Districts, ranging from brisk downturn to moderate growth. Retail restocking spurred slight growth in transportation activity, while tight capacity in ocean shipping led to a surge in spot rates.
•
Most Districts saw soft demand for consumer and business loans. Reports on residential and commercial real estate markets varied.
•
Expectations for the future of the economy were for slower growth over the next six months due to uncertainty around the upcoming election, domestic policy, geopolitical conflict and inflation.
•
Employment rose at a slight pace overall. Most Districts reported employment was flat or up slightly. Several Districts reported declines in employment in the manufacturing sector due to slowdowns in new orders. Skilled-worker availability remained a challenge across all Districts; however, several Districts reported some improvement in labor supply conditions. Labor turnover was lower, which reduced demand to find new workers. Contacts in several Districts expect to be more selective on who they hire going forward and not backfill all open positions. Wages grew at a modest pace. Several Districts reported some slowing in wage growth due to increased worker availability and less competition for workers.
•
Prices increased at a modest pace overall. While consumer spending was generally reported as showing little to no change, almost every District mentioned retailers discounting items or price-sensitive consumers only purchasing essentials, trading down in quality, buying fewer items or shopping around for the best deals. Input costs were beginning to stabilize; however, the Federal Reserve’s Sixth District, Atlanta specifically noted products like copper and electrical supplies have seen a notable increase.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve’s Sixth District also noted lending remained relatively flat, high deposit and borrowing costs continued to weigh on bank earnings with some financial institutions selling securities in order to reinvest proceeds into higher-yielding assets, elevated interest rates adversely impacted bank customers as businesses and consumers refinanced debt at higher rates and increased delinquencies were observed as credit conditions continued to normalize. The Federal Reserve’s Eleventh District reported that credit standards continued to tighten, though at a slower pace, for all loan types except for consumer loans, loan volumes grew at a faster pace as loan demand increased despite credit standards continuing to tighten, loan price increases moderated and bankers anticipate credit tightening for commercial real estate loans to accelerate over the next three months. The Federal Reserve’s Eleventh District also noted close to half of bankers reported an increase in deposits and slightly more expect deposits to rise in the near term, loan nonperformance continued to rise, particularly for consumer and commercial and industrial loans, and bankers’ outlooks remained mixed as they expect an increase in loan demand in the near term but a deterioration in loan performance and business activity.

Financial Highlights

Trustmark reported net income of $73.8 million, or basic and diluted earnings per share (EPS) of $1.21 and $1.20, respectively, in the second quarter of 2024, compared to $45.0 million, or basic and diluted EPS of $0.74, in the second quarter of 2023. Trustmark’s reported performance during the quarter ended June 30, 2024 produced a return on average tangible equity of 21.91%, a return on average assets of 1.58%, an average equity to average assets ratio of 9.20% and a dividend payout ratio of 19.01%, compared to a return on average tangible equity of 15.18%, a return on average assets of 0.96%, an average equity to average assets ratio of 8.42% and a dividend payout ratio of 31.08% during the quarter ended June 30, 2023.

Trustmark reported net income of $115.4 million, or basic and diluted EPS of $1.89 and $1.88, respectively, for the six months ended June 30, 2024, compared to $95.3 million, or basic and diluted EPS of $1.56 for the same time period in 2023. Trustmark's reported performance during the first six months of 2024 produced a return on average tangible equity of 17.56%, a return on average assets of 1.24%, an average equity to average assets ratio of 9.09% and a dividend payout ratio of 24.34%, compared to return on average tangible equity of 16.56%, a return on average assets of 1.03%, an average equity to average assets ratio of 8.33% and a dividend payout ratio of 29.49% for the first six months of 2023.

Trustmark completed the sale of FBBI during the second quarter of 2024. As such, financial results for the three and six months ended June 30, 2024 consist of both continuing and discontinued operations. The discontinued operations include the financial results of FBBI prior to the sale as well as the net gain on the sale in the second quarter. Trustmark reported a net loss from continuing operations for the three and six months ended June 30, 2024 of $100.6 million and $62.4 million, respectively, compared to net income from continuing operations of $41.2 million and $88.8 million, respectively, for the same time periods in 2023. Trustmark's reported performance from continuing operations for the three and six month ended June 30, 2024 produced a return on average tangible equity of -29.05% and -9.18%, respectively, and a return on average assets of -2.16% and -0.67%, respectively, compared to a return on average tangible equity of 13.28% and 14.75%, respectively, and a return on average assets of 0.88% and 0.97%, respectively, for the same time periods in 2023. The net loss from continuing operations for the three and six months ended June 30, 2024 was principally due to the loss on the sale of available for sale securities during the second quarter of 2024.

Total revenue, which is defined as net interest income plus noninterest income (loss), for the three months ended June 30, 2024 was a negative $257 thousand, a decrease of $178.0 million when compared to the same time period in 2023, principally due to the $182.8 million loss on the sale of available for sale securities and the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans partially offset by the $8.1 million fair value adjustment for the Visa C shares and an increase in net interest income. Total revenue for the six months ended June 30, 2024 was $171.9 million, a decrease of $180.5 million, or 51.2%, when compared to the same time period in 2023, principally due to the loss on the sale of available for sale securities, the noncredit-related loss on the sale of 1-4 family mortgage loans and a decrease in net interest income partially offset by the fair value adjustment for the Visa C shares.

Net interest income for the three and six months ended June 30, 2024 totaled $141.0 million and $273.9 million, respectively, an increase of $1.1 million, or 0.8%, and a decrease of $3.6 million, or 1.3%, respectively, when compared to the same time periods in 2023, principally attributable to an increase in interest and fees on loans held for sale (LHFS) and LHFI, an increase in interest on deposits and a decline in other interest expense. Interest income totaled $239.2 million and $469.0 million for the three and six months ended June 30, 2024, respectively, an increase of $20.6 million, or 9.4%, and $51.6 million, or 12.4%, respectively, when compared to the same time periods in 2023, principally due to an increase in interest and fees on LHFS and LHFI primarily as a result of the higher interest rate environment and loan growth. Interest expense totaled $98.1 million and $195.1 million for the three and six months ended June 30, 2024, an increase of $19.5 million, or 24.8%, and $55.2 million, or 39.5%, respectively, when compared to the same time periods in 2023. The increase in interest expense when the three and six months ended June 30, 2024 are compared to the same time periods in 2023 was principally due to an increase in interest on deposits primarily due to rising interest rates, increased competition for deposits and higher average balances, partially offset by a decrease in other interest expense primarily due to a decrease in short-term Federal Home Loan Bank (FHLB) advances.

Noninterest income (loss) for the three and six months ended June 30, 2024 totaled a negative $141.3 million and a negative $101.9 million, respectively, a decrease of $179.1 million and $176.8 million, respectively, when compared to the same time periods in 2023, primarily due to the loss on the sale of the available for sale securities and a decline in mortgage banking, net, partially offset by an increase in other, net. Other, net totaled $7.5 million and $10.6 million for the three and six months ended June 30, 2024, respectively, an increase of $4.7 million and $5.3 million, respectively, when compared to the same time periods in 2023, principally due to the $8.1 million Visa C shares fair value adjustment as well as increases in cash management service fees and net gains on the sale of premises and equipment, partially offset by the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans. Mortgage banking, net totaled $4.2 million and $13.1 million for the three and six months ended June 30, 2024, respectively, a decrease of $2.4 million, or 36.3%, and $1.1 million, or 7.9%, respectively, when compared to the same time period in 2023, principally due to increases in the net negative hedge ineffectiveness and the run-off of the MSR, partially offset by an increase in the gain on sales of loans, net.

Noninterest expense for the three and six months ended June 30, 2024 totaled $118.3 million and $238.0 million, respectively, a decrease of $3.3 million, or 2.7%, and $1.2 million, or 0.5%, respectively, when compared to the same time periods in 2023. The decrease in noninterest expense for the three and six months ended June 30, 2024 was principally due to declines in services and fees and salaries and employee benefits partially offset by an increase in other expense. Services and fees for the three and six months ended June 30, 2024 totaled $24.7 million and $49.2 million, respectively, a decrease of $3.1 million, or 11.1%, and $3.7 million, or 7.0%, respectively, when compared to the same time periods in 2023, principally due to declines in outside services and fees, primarily related to other services and fees and legal expense, communication expense, primarily related to telephone expense, and advertising expense, partially offset by an increase in data processing expenses related to software. Salaries and employee benefits totaled $64.8 million and $130.3 million for the three and six months ended June 30, 2024, respectively, a decrease of $2.0 million, or 2.9%, and $1.2 million, or 0.9%, respectively. The decrease in salaries and employee benefits when the three months ended June 30, 2024 is compared to the same time period in 2023 was principally due to declines in commissions related to mortgage production, annual retail management incentive compensation and various other salaries expenses, partially offset by increases in annual general incentive compensation and broker commissions. The decrease in salaries and employee benefits when the six months ended June 30, 2024 is compared to the same time period in 2023 was principally due to declines in commission expense related to mortgage production, miscellaneous other salaries expenses, annual retail management incentive compensation and medical insurance expense, partially offset by increases in salaries expense, primarily due to general merit increases, broker commissions and annual general incentive compensation. Other expense totaled $15.2 million and $31.4 million for the three and six months ended June 30, 2024, respectively, an increase of $1.5 million, or 10.7%, and $3.5 million, or 12.3%, respectively, when compared to the same time periods in 2023. The increase in other expense when the three months ended June 30, 2024 is compared to the same time period in 2023 was principally due to an increase in FDIC assessment expense, primarily due to an increase in the assessment rate, partially offset by declines in various other miscellaneous expenses, including sponsorships and contributions, operational losses and franchise taxes. The increase in other expense when the first six months of 2024 is compared to the same time period in 2023 was principally due to increases in FDIC assessment expense and other real estate expense, primarily due to an increase in the net loss on the sale of other real estate properties, partially offset by declines in various other miscellaneous expenses, including stationery and supplies expense, sponsorships and contributions, travel and entertainment expense and franchise taxes.

Trustmark’s total PCL on LHFI for the three and six months ended June 30, 2024 totaled $23.3 million and $31.0 million, respectively, and included a $8.6 million PCL, LHFI sale of 1-4 family mortgage loans for the credit-related portion of the loss on the sale of the 1-4 family mortgage loans. The PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, totaled $14.7 million and $22.4 million for the three and six months ended June 30, 2024, respectively, compared to $8.2 million and $11.5 million, respectively, for the same time periods in 2023. The PCL on LHFI, excluding the PCL, LHFI 1-4 family mortgage loans, for the three and six months ended June 30, 2024 primarily reflected an increase in required reserves as a result of net adjustments to the qualitative factors due to credit migrations and loan growth and net changes in the macroeconomic forecast associated with specific loss driver models as a result of loss driver updates. The PCL on off-balance sheet credit exposures totaled a negative $3.6 million and a negative $3.8 million for the three and six months ended June 30, 2024, respectively, compared to $245 thousand and a negative $2.0 million, respectively, for the same time periods in 2023. The release in PCL on off-balance sheet credit exposures for the three and six months ended June 30, 2024, primarily reflected a decrease in required reserves as a result of a decrease in unfunded commitments and changes in the total reserve rate, partially offset by an increase in required reserves as a result of implementing the performance trend qualitative reserve factor. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At June 30, 2024, nonperforming assets totaled $50.9 million, a decrease of $56.0 million, or 52.4%, compared to December 31, 2023, reflecting declines in both nonaccrual LHFI and other real estate. Nonaccrual LHFI totaled $44.3 million at June 30, 2024, a decrease of $55.7 million, or 55.7%, relative to December 31, 2023, primarily as a result of the sale of 1-4 family mortgage loans during the second quarter of 2024 as well as the resolution of one large nonaccrual commercial credit in the Texas market region and a significant reduction of one large nonaccrual commercial credit in the Alabama market region, partially offset by one large commercial credit placed on nonaccrual in the Alabama market region. Other real estate, net totaled $6.6 million at June 30, 2024, a decrease of $281 thousand, or 4.1%, when compared to December 31, 2023, principally due to properties sold in the Mississippi and Alabama market regions largely offset by properties foreclosed in the Mississippi market region.

LHFI totaled $13.155 billion at June 30, 2024, an increase of $204.9 million, or 1.6%, compared to December 31, 2023. The increase in LHFI during the first six months of 2024 was primarily due to net growth in LHFI secured by real estate and other commercial loans and leases partially offset by declines in commercial and industrial LHFI and state and other political subdivision LHFI. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $15.463 billion at June 30, 2024, a decrease of $106.9 million, or 0.7%, compared to December 31, 2023. During the first six months of 2024, noninterest-bearing deposits decreased $44.1 million, or 1.4%, principally due to declines in commercial noninterest-bearing demand deposit accounts. Interest-bearing deposits decreased $62.8 million, or 0.5%, during the first six months of 2024, primarily due to declines in public and consumer interest checking accounts and consumer savings accounts, partially offset by growth in commercial interest checking accounts, business and consumer money market deposit accounts (MMDA) and all categories of certificates of deposits (CDs).

Federal funds purchased and securities sold under repurchase agreements totaled $314.1 million at June 30, 2024, a decrease of $91.6 million, or 22.6%, compared to December 31, 2023, principally due to a decrease in upstream federal funds purchased. Other borrowings totaled $336.7 million at June 30, 2024, a decrease of $146.5 million, or 30.3%, compared to December 31, 2023, principally due to a decline in outstanding short-term FHLB advances with the FHLB of Dallas.

Recent Legislative and Regulatory Developments

There have been no material changes to the regulatory developments included in Trustmark’s 2023 Annual Report. For additional information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2023 Annual Report.

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated Statements of Income (Loss)
Total interest income	$239,151	$218,528	$468,991	$417,428
Total interest expense	98,122	78,624	195,132	139,929
Net interest income	141,029	139,904	273,859	277,499
PCL, LHFI	14,696	8,211	22,404	11,455
PCL, LHFI sale of 1-4 family mortgage loans	8,633	—	8,633	—
PCL, off-balance sheet credit exposures	(3,600)	245	(3,792)	(1,997)
Noninterest income (loss)	(141,286)	37,829	(101,931)	74,907
Noninterest expense	118,326	121,621	237,990	239,210
Income (loss) from continuing operations before income taxes	(138,312)	47,656	(93,307)	103,738
Income taxes from continuing operations	(37,707)	6,452	(30,875)	14,889
Income (loss) from continuing operations	(100,605)	41,204	(62,432)	88,849
Income from discontinued operations before income taxes	232,640	5,127	237,152	8,688
Income taxes from discontinued operations	58,203	1,294	59,353	2,200
Income from discontinued operations	174,437	3,833	177,799	6,488
Net income	$73,832	$45,037	$115,367	$95,337

Total Revenue (1)	$(257)	$177,733	$171,928	$352,406

Per Share Data (2)
Basic earnings (loss) per share (EPS) from continuing operations	$(1.64)	$0.67	$(1.02)	$1.46
Basic EPS from discontinued operations	$2.85	$0.06	$2.91	$0.11
Basic EPS - total	$1.21	$0.74	$1.89	$1.56

Diluted EPS from continuing operations	$(1.64)	$0.67	$(1.02)	$1.45
Diluted EPS from discontinued operations	$2.84	$0.06	$2.90	$0.11
Diluted EPS - total	$1.20	$0.74	$1.88	$1.56

Cash dividends per share	$0.23	$0.23	$0.46	$0.46

Performance Ratios
Return on average equity	17.19%	11.43%	13.63%	12.39%
Return on average equity from continuing operations	(23.42)%	10.46%	(7.38)%	11.54%
Return on average tangible equity	21.91%	15.18%	17.56%	16.56%
Return on average tangible equity from continuing operations	(29.05)%	13.28%	(9.18)%	14.75%
Return on average assets	1.58%	0.96%	1.24%	1.03%
Return on average assets from continuing operations	(2.16)%	0.88%	(0.67)%	0.97%
Average equity / average assets	9.20%	8.42%	9.09%	8.33%
Net interest margin (fully taxable equivalent)	3.38%	3.33%	3.29%	3.36%
Dividend payout ratio	19.01%	31.08%	24.34%	29.49%
Dividend payout ratio from continuing operations	(14.02)%	34.33%	(45.10)%	31.51%

Credit Quality Ratios
Net charge-offs (recoveries) (excl sale of 1-4 family mortgage loans) / average loans	0.09%	0.04%	0.11%	0.04%
PCL, LHFI (excl PCL, LHFI sale of 1-4 family mortgage loans) / average loans	0.44%	0.26%	0.34%	0.18%
Nonaccrual LHFI / (LHFI + LHFS)	0.33%	0.59%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.38%	0.60%
ACL, LHFI / LHFI	1.18%	1.03%
(1)
Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income (loss).
(2)
Due to rounding, EPS from continuing operations and discontinued operations may not sum to EPS from net income.

	June 30,
	2024	2023
Consolidated Balance Sheets
Total assets	$18,452,487	$18,422,626
Securities	3,002,146	3,330,548
Total loans (LHFI + LHFS)	13,341,116	12,795,061
Deposits	15,462,888	14,913,900
Total shareholders' equity	1,879,141	1,571,193

Stock Performance
Market value - close	$30.04	$21.12
Book value	30.70	25.73
Tangible book value	25.23	20.24

Capital Ratios
Total equity / total assets	10.18%	8.53%
Tangible equity / tangible assets	8.52%	6.83%
Tangible equity / risk-weighted assets	10.18%	8.26%
Tier 1 leverage ratio	9.29%	8.35%
Common equity Tier 1 risk-based capital ratio	10.92%	9.87%
Tier 1 risk-based capital ratio	11.31%	10.27%
Total risk-based capital ratio	13.29%	12.08%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,727,489	$1,580,291	$1,702,005	$1,552,215
Less: Goodwill		(334,605)	(334,605)	(334,605)	(334,605)
Identifiable intangible assets		(195)	(320)	(210)	(381)
Total average tangible equity		$1,392,689	$1,245,366	$1,367,190	$1,217,229

PERIOD END BALANCES
Total shareholders' equity		$1,879,141	$1,571,193
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		(181)	(303)
Total tangible equity	(a)	$1,544,355	$1,236,285

TANGIBLE ASSETS
Total assets		$18,452,487	$18,422,626
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		(181)	(303)
Total tangible assets	(b)	$18,117,701	$18,087,718
Risk-weighted assets	(c)	$15,165,038	$14,966,614

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income (loss) from continuing operations		$(100,605)	$41,204	$(62,432)	$88,849
Plus: Intangible amortization net of tax from continuing operations		20	25	40	167
Net income (loss) from continuing operations adjusted for intangible amortization		$(100,585)	$41,229	$(62,392)	$89,016
Period end shares outstanding	(d)	61,205,969	61,069,036

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity from continuing operations (1)		(29.05)%	13.28%	-9.18%	14.75%
Tangible equity/tangible assets	(a)/(b)	8.52%	6.83%
Tangible equity/risk-weighted assets	(a)/(c)	10.18%	8.26%
Tangible book value	(a)/(d)*1,000	$25.23	$20.24

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,879,141	$1,571,193
CECL transitional adjustment		6,500	13,000
AOCI-related adjustments		91,557	265,704
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(320,758)	(370,227)
Other adjustments and deductions for CET1 (2)		(847)	(2,915)
CET1 capital	(e)	1,655,593	1,476,755
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 capital		$1,715,593	$1,536,755

Common equity tier 1 risk-based capital ratio	(e)/(c)	10.92%	9.87%
(1)
Calculated using annualized net income (loss) from continuing operations adjusted for intangible amortization divided by total average tangible equity.
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

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (loss) from continuing operations (GAAP)	$(100,605)	$41,204	$(62,432)	$88,849

Significant non-routine transactions (net of taxes):
PCL, LHFI sale of 1-4 family mortgage loans	6,475	—	6,475	—
Loss on sale of 1-4 family mortgage loans	3,598	—	3,598	—
Visa C shares fair value adjustment	(6,042)	—	(6,042)	—
Security gains (losses), net	137,094	—	137,094	—
Net income adjusted for significant non-routine transactions (Non-GAAP)	$40,520	$41,204	$78,693	$88,849

Diluted EPS from adjusted continuing operations	$0.66	$0.67	$1.28	$1.45

Financial Ratios - Reported (GAAP)
Return on average equity from continuing operations	-23.42%	10.46%	-7.38%	11.54%
Return on average tangible equity from continuing operations	-29.05%	13.28%	-9.18%	14.75%
Return on average assets from continuing operations	-2.16%	0.88%	-0.67%	0.97%

Financial Ratios - Adjusted (Non-GAAP)
Return on average equity from adjusted continuing operations	9.06%	10.46%	9.11%	11.54%
Return on average tangible equity from adjusted continuing operations	11.14%	13.28%	11.29%	14.75%
Return on average assets from adjusted continuing operations	0.87%	0.88%	0.85%	0.97%

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

Net interest income-FTE for the three months ended June 30, 2024, increased $1.0 million, or 0.7%, when compared to the same time period in 2023 principally due to an increase in interest and fees on LHFS and LHFI-FTE and a decline in other interest expense, partially offset by an increase in interest on deposits. Net interest income-FTE for the six months ended June 30, 2024 decreased $3.8 million, or 1.3%, when compared with the same time period in 2023 principally due to an increase in interest on deposits partially offset by an increase in interest and fees on LHFS and LHFI-FTE and a decrease in other interest expense. The net interest margin-FTE for the three months ended June 30, 2024 increased 5 basis points to 3.38% when compared to the same time period in 2023. The increase in the net interest margin for the three months ended June 30, 2024 when compared to the same time period in 2023, was principally due to increases in the yields on the LHFS and LHFI portfolios and the securities portfolio, primarily due to the restructuring of the available for sale securities portfolio during the second quarter of 2024, partially offset by an increase in the cost of interest-bearing deposits. The net interest margin-FTE for the six months ended June 30, 2024 decreased 7 basis points to 3.29% when compared to the same time period in 2023. The decrease in the net interest margin for the six months ended June 30, 2024 when compared to the same time period in 2023, was principally due to an increase in the cost of interest-bearing deposits partially offset by the increase in the yield on the LHFS and LHFI portfolios.

Average interest-earning assets for the three months ended June 30, 2024 was $17.189 billion compared to $17.248 billion for the same time period in 2023, a decline of $59.0 million, or 0.3%, principally due to a decline in average total securities and average other earning assets partially offset by an increase in average loans (LHFS and LHFI). Average interest-earning assets for the six months ended June 30, 2024 was $17.139 billion compared to $17.058 billion for the same time period in 2023, an increase of $80.5 million, or 0.5%, principally due to an increase in average loans (LHFS and LHFI) partially offset by a decline in average total securities and average other earning assets. Average loans (LHFS and LHFI) increased $577.1 million, or 4.5%, and $607.7 million, or 4.8%, when the three and six months ended June 30, 2024, respectively, are compared to the same time periods in 2023, principally due to an increase in the average balance of the LHFI portfolio of $571.8 million, or 4.6%, and $587.2 million, or 4.7%, respectively. The increase in the LHFI portfolio when the balances at June 30, 2024 are compared to June 30, 2023 was principally due to net growth in LHFI secured by real estate and other commercial loans and leases. Average total securities declined $322.5 million, or 8.9%, and $325.7 million, or 8.9%, when the three and six months ended June 30, 2024 are compared to the same time periods in 2023, principally due to available for sale securities sold net of available for sale securities purchased as part of the restructuring of the available for sale securities portfolio during the second quarter of 2024 as well as calls, maturities and pay-downs of the loans underlying GSE guaranteed securities. Average other earning assets decreased $310.4 million, or 34.4%, and $198.7 million, or 25.5%, respectively, when the three and six months ended June 30, 2024 are compared to the same time periods in 2023, primarily due to decreases in reserves held at the FRBA and investments in FHLB stock.

Interest income-FTE for the three and six months ended June 30, 2024 totaled $242.5 million and $475.7 million, respectively, an increase of $20.5 million, or 9.3%, and $51.4 million, or 12.1%, respectively, while the yield on total earning assets increased to 5.67% and 5.58%, respectively, compared to 5.16% and 5.02%, respectively, for the same time periods in 2023. The increase in interest income-FTE for the three and six months ended June 30, 2024 was primarily due to an increase in interest and fees on LHFS and LHFI-FTE. During the three and six months ended June 30, 2024, interest and fees on LHFS and LHFI-FTE increased $23.5 million, or 12.2%, and $53.9 million, or 14.5%, respectively, while the yield on LHFS and LHFI increased 46 basis points to 6.54% and 53 basis points to 6.47%, respectively, when compared to the same time periods in 2023, primarily due to the higher interest rate environment as well as the increase in the average balance of LHFI.

Average interest-bearing liabilities for both the three and six months ended June 30, 2024 totaled $13.377 billion compared to $13.047 billion and $12.817 billion, respectively, for the same time periods in 2023, an increase of $330.2 million, or 2.5%, and $559.6 million, or 4.4%, respectively. The increase in average interest-bearing liabilities when the three and six months ended June 30, 2024 are compared to the same time periods in 2023 was primarily the result of an increase in average interest-bearing deposits partially offset by a decline in average other borrowings. Average interest-bearing deposits for the three and six months ended June 30, 2024 increased $1.081 billion, or 9.7%, and $1.263 billion, or 11.5%, respectively, when compared to the same time periods in 2023, reflecting growth in average time deposits and average interest-bearing demand deposits, partially offset by declines in average savings deposits. Average other borrowings for the three and six months ended June 30, 2024 decreased $795.4 million, or 52.5%, and $721.9 million, or 51.3%, respectively, when compared to the same time periods in 2023, principally due to the decrease in outstanding short-term FHLB advances with the FHLB of Dallas as a result of changes in funding needs.

Interest expense for the three and six months ended June 30, 2024 totaled $98.1 million and $195.1 million, respectively, an increase of $19.5 million, or 24.8%, and $55.2 million, or 39.5%, respectively, when compared with the same time periods in 2023, while the rate on total interest-bearing liabilities increased 53 basis points to 2.95% and 73 basis points to 2.93%, respectively, principally due to an increase in interest on deposits partially offset by a decline in other interest expense. Interest on deposits for the three and six months ended June 30, 2024 increased $29.3 million, or 53.8%, and $72.1 million, or 75.6%, respectively, while the rate on interest-bearing deposits increased 79 basis points to 2.75% and 100 basis points to 2.75%, respectively, when compared to the same time periods in 2023, primarily due to higher interest rates, reflecting the increased competitive pressures on deposits, and increases in average balances of time deposits and MMDA accounts. Other interest expense for the three and six months ended June 30, 2024 decreased $10.6 million, or 54.6%, and $18.4 million, or 52.8%, respectively, while the rate on other borrowings decreased 21 basis points to 4.91% and 17 basis points to 4.84%, respectively, when compared to the same time periods in 2023, primarily due to the decrease in outstanding short-term FHLB advances with the FHLB of Dallas.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2024			2023

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$110	$2	7.31%	$3,275	$45	5.51%
Securities - taxable	3,287,473	17,929	2.19%	3,603,591	16,779	1.87%
Securities - nontaxable	112	1	3.59%	6,514	69	4.25%
Loans (LHFS and LHFI)	13,309,127	216,399	6.54%	12,732,057	192,941	6.08%
Other earning assets	592,625	8,124	5.51%	903,027	12,077	5.36%
Total interest-earning assets	17,189,447	242,455	5.67%	17,248,464	221,911	5.16%
Other assets	1,740,307			1,648,583
ACL, LHFI	(143,245)			(121,960)
Total assets	$18,786,509			$18,775,087

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$12,222,381	83,681	2.75%	$11,141,623	54,409	1.96%
Federal funds purchased and securities sold under repurchase agreements	434,760	5,663	5.24%	389,834	4,865	5.01%
Other borrowings	719,762	8,778	4.91%	1,515,203	19,350	5.12%
Total interest-bearing liabilities	13,376,903	98,122	2.95%	13,046,660	78,624	2.42%
Noninterest-bearing demand deposits	3,183,524			3,595,927
Other liabilities	498,593			552,209
Shareholders' equity	1,727,489			1,580,291
Total liabilities and shareholders' equity	$18,786,509			$18,775,087

Net interest margin		144,333	3.38%		143,287	3.33%

Less tax equivalent adjustment		3,304			3,383
Net interest margin per consolidated statements of income (loss)		$141,029			$139,904

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$112	$3	5.39%	$2,829	$75	5.35%
Securities - taxable	3,316,784	33,563	2.03%	3,634,824	33,540	1.86%
Securities - nontaxable	226	5	4.45%	7,910	161	4.10%
Loans (LHFS and LHFI)	13,239,466	425,855	6.47%	12,631,810	371,908	5.94%
Other earning assets	581,920	16,234	5.61%	780,657	18,604	4.81%
Total interest-earning assets	17,138,508	475,660	5.58%	17,058,030	424,288	5.02%
Other assets	1,735,414			1,700,643
ACL, LHFI	(140,978)			(120,974)
Total assets	$18,732,944			$18,637,699

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$12,260,895	167,397	2.75%	$10,997,795	95,307	1.75%
Federal funds purchased and securities sold under repurchase agreements	431,444	11,254	5.25%	413,055	9,697	4.73%
Other borrowings	684,290	16,481	4.84%	1,406,197	34,925	5.01%
Total interest-bearing liabilities	13,376,629	195,132	2.93%	12,817,047	139,929	2.20%
Noninterest-bearing demand deposits	3,152,045			3,703,987
Other liabilities	502,265			564,450
Shareholders' equity	1,702,005			1,552,215
Total liabilities and shareholders' equity	$18,732,944			$18,637,699

Net interest margin		280,528	3.29%		284,359	3.36%

Less tax equivalent adjustment		6,669			6,860
Net interest margin per consolidated statements of income (loss)		$273,859			$277,499

Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, totaled $14.7 million and $22.4 million for the three and six months ended June 30, 2024, respectively, compared to $8.2 million and $11.5 million, respectively, for the same time periods in 2023. The PCL on LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, for the three and six months ended June 30, 2024 primarily reflected an increase in required reserves as a result of net adjustments to the qualitative factors due to credit migrations and loan growth and net changes in the macroeconomic forecast associated with specific loss driver models as a result of loss driver updates.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled a negative $3.6 million and a negative $3.8 million for the three and six months ended June 30, 2024, respectively, compared to $245 thousand and a negative $2.0 million, respectively, for the same time periods in 2023. The release in PCL on off-balance sheet credit exposures for the three and six months ended June 30, 2024, primarily reflected a decrease in required reserves as a result of a decrease in unfunded commitments and changes in the total reserve rate, partially offset by an increase in required reserves as a result of implementing the performance trend qualitative reserve factor.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income (Loss)

The following table provides the comparative components of noninterest income (loss) for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Service charges on deposit accounts	$10,924	$10,695	$229	2.1%	$21,882	$21,031	$851	4.0%
Bank card and other fees	9,225	8,917	308	3.5%	16,653	16,720	(67)	-0.4%
Mortgage banking, net	4,204	6,600	(2,396)	-36.3%	13,119	14,239	(1,120)	-7.9%
Wealth management	9,692	8,882	810	9.1%	18,644	17,662	982	5.6%
Other, net	7,461	2,735	4,726	n/m	10,563	5,255	5,308	n/m
Security gains (losses), net	(182,792)	—	(182,792)	n/m	(182,792)	—	(182,792)	n/m
Total noninterest income (loss)	$(141,286)	$37,829	$(179,115)	n/m	$(101,931)	$74,907	$(176,838)	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income (loss) are discussed in further detail below. For analysis of Trustmark’s wealth management income, please see the section captioned “Results of Segment Operations.”

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income (loss) for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Mortgage servicing income, net	$6,993	$6,764	$229	3.4%	$13,927	$13,549	$378	2.8%
Change in fair value-MSR from runoff	(3,447)	(2,710)	(737)	-27.2%	(5,373)	(3,855)	(1,518)	-39.4%
Gain on sales of loans, net	5,151	3,887	1,264	32.5%	10,160	7,684	2,476	32.2%
Mortgage banking income before net hedge ineffectiveness	8,697	7,941	756	9.5%	18,714	17,378	1,336	7.7%
Change in fair value-MSR from market changes	(1,626)	5,898	(7,524)	n/m	3,497	1,926	1,571	81.6%
Change in fair value of derivatives	(2,867)	(7,239)	4,372	60.4%	(9,092)	(5,065)	(4,027)	-79.5%
Net hedge ineffectiveness	(4,493)	(1,341)	(3,152)	n/m	(5,595)	(3,139)	(2,456)	-78.2%
Mortgage banking, net	$4,204	$6,600	$(2,396)	-36.3%	$13,119	$14,239	$(1,120)	-7.9%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decreases in mortgage banking, net for the three and six months ended June 30, 2024 when compared to the same time periods in 2023 were principally due to increases in the net negative hedge ineffectiveness and the run-off of the MSR, partially offset by an increase in the gain on sales of loans, net. Mortgage loan production for the three and six months ended June 30, 2024 was $379.5 million and $653.5 million, respectively, a decrease of $51.8 million, or 12.0%, and $138.9 million, or 17.5%, respectively, when compared to the same time periods in 2023. Loans serviced for others totaled $8.628 billion at June 30, 2024, compared with $8.260 billion at June 30, 2023, an increase of $367.7 million, or 4.5%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The increase in the gain on sales of loans, net when the three months ended June 30, 2024 is compared to the same time period in 2023, was primarily the result of higher profit margins in secondary marketing activities. The increase in the gain on sales of loans, net when the six months ended June 30, 2024 is compared to the same time period in 2023, was primarily the result of higher profit margins in secondary marketing activities partially offset by a decline in the mortgage fair value adjustment. Loan sales totaled $296.8 million and $555.1 million for the three and six months ended June 30, 2024, respectively, a decrease of $38.7 million, or 11.5%, and an increase of $5.8 million, or 1.1%, respectively, when compared with the same time periods in 2023.

Other, Net

The following table illustrates the components of other, net included in noninterest income (loss) for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,824)	$(2,019)	$195	9.7%	$(3,658)	$(3,980)	$322	8.1%
Increase in life insurance cash surrender value	1,860	1,716	144	8.4%	3,704	3,409	295	8.7%
Loss on sale of 1-4 family mortgage loans	(4,798)	—	(4,798)	n/m	(4,798)	—	(4,798)	n/m
Visa C shares fair value adjustment	8,056	—	8,056	n/m	8,056	—	8,056	n/m
Other miscellaneous income	4,167	3,038	1,129	37.2%	7,259	5,826	1,433	24.6%
Total other, net	$7,461	$2,735	$4,726	n/m	$10,563	$5,255	$5,308	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increases in other, net for the three and six months ended June 30, 2024, when compared to the same time periods in 2023 were principally due to the gain on the fair value adjustment for the Visa C shares as well as increases in cash management service fees and net gains on the sale of premises and equipment partially offset by the noncredit-related loss on the sale of the 1-4 family mortgage loans.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and employee benefits	$64,838	$66,799	$(1,961)	-2.9%	$130,325	$131,571	$(1,246)	-0.9%
Services and fees	24,743	27,821	(3,078)	-11.1%	49,174	52,855	(3,681)	-7.0%
Net occupancy-premises	7,265	6,897	368	5.3%	14,535	14,212	323	2.3%
Equipment expense	6,241	6,337	(96)	-1.5%	12,566	12,632	(66)	-0.5%
Other expense	15,239	13,767	1,472	10.7%	31,390	27,940	3,450	12.3%
Total noninterest expense	$118,326	$121,621	$(3,295)	-2.7%	$237,990	$239,210	$(1,220)	-0.5%

Changes in the various components of noninterest expense are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The decrease in salaries and employee benefits when the three months ended June 30, 2024 is compared to the same time period in 2023 was principally due to declines in commissions related to mortgage production, annual retail management incentive compensation and various other salaries expenses, partially offset by increases in annual general incentive compensation and broker commissions. The decrease in salaries and employee benefits when the six months ended June 30, 2024 is compared to the same time period in 2023 was principally due to declines in commission expense related to mortgage production, miscellaneous other salaries expenses, annual retail management incentive compensation and medical insurance expense, partially offset by increases in salaries expense, primarily due to general merit increases, broker commissions and annual general incentive compensation.

Services and Fees

The decreases in services and fees when the three and six months ended June 30, 2024 are compared to the same time periods in 2023 were principally due to declines in outside services and fees, primarily related to other services and fees and legal expense, communication expense, primarily related to telephone expense, and advertising expense, partially offset by an increase in data processing expense related to software.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Loan expense	$2,880	$3,066	$(186)	-6.1%	$5,835	$5,604	$231	4.1%
Amortization of intangibles	27	34	(7)	-20.6%	55	223	(168)	-75.3%
FDIC assessment expense	4,816	2,550	2,266	88.9%	9,325	4,920	4,405	89.5%
Other real estate expense, net	327	171	156	91.2%	998	343	655	n/m
Other miscellaneous expense	7,189	7,946	(757)	-9.5%	15,177	16,850	(1,673)	-9.9%
Total other expense	$15,239	$13,767	$1,472	10.7%	$31,390	$27,940	$3,450	12.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other expense when the three months ended June 30, 2024 is compared to the same time period in 2023 was principally due to an increase in FDIC assessment expense, primarily due to an increase in the assessment rate, partially offset by declines in various other miscellaneous expenses, including sponsorships and contributions, operational losses and franchise taxes. The increase in other expense when the first six months of 2024 is compared to the same time period in 2023 was principally due to increases in FDIC assessment expense and other real estate expense, primarily due to an increase in the net loss on the sale of other real estate properties, partially offset by declines in various other miscellaneous expenses, including stationery and supplies expense, sponsorships and contributions, travel and entertainment expense and franchise taxes. The increase in FDIC assessment rate was principally due to increases in the overall assessment rate and the 2 basis point increase in the initial base assessment rate by the FDIC during the second quarter of 2023 as part of the FDIC's final rule to restore the DIF to required levels. During the three and six months ended June 30, 2024, Trustmark sold other real estate properties totaling $3.7 million and $4.7 million, respectively, generating net losses of $907 thousand and $962 thousand, respectively. During the second quarter of 2024, $2.1 million of the other real estate properties sold were part of the sale of 1-4 family mortgage loans, which generated a net loss of $781 thousand.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 19 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The Insurance Segment is included in discontinued operations for all periods presented in the accompanying consolidated balance sheets and the consolidated statements of income (loss). For additional information about discontinued operations, please see Note 2 - Discontinued Operations included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the six months ended June 30, 2024 and 2023.

General Banking

Net interest income for the General Banking Segment decreased $3.5 million, or 1.3%, when the six months ended June 30, 2024 is compared with the same time period in 2023. The decrease in net interest income was principally due to an increase in interest on deposits and a decline in other interest income related to interest earned on the balance held at the FRBA, partially offset by an increase in interest and fees on LHFS and LHFI and a decline in other interest expense related to interest on FHLB advances. The PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for the six months ended June 30, 2024 totaled $27.1 million compared to a PCL of $9.4 million for the same period in 2023, an increase of $17.7 million. Excluding the $8.6 million PCL, LHFI sale of 1-4 family mortgage loans, the PCL for the General Banking Segment totaled $18.4 million for the first six months of 2024, an increase of $9.1 million, or 96.9%. For more information on these net interest income and PCL items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income (loss) for the General Banking Segment decreased $178.0 million when the first six months of 2024 is compared to the same time period in 2023, primarily due to the net loss on the sale of available for sale securities, the noncredit-related loss on the sale of 1-4 family mortgage loans and a decrease in mortgage banking, net, partially offset by the gain on the conversion of Visa Class B-1 shares to Visa Class C shares. Noninterest income (loss) for the General Banking Segment includes service charges on deposit accounts; wealth management; bank card and other fees; mortgage banking, net; other, net and security gains (losses), net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income (Loss).”

Noninterest expense for the General Banking Segment decreased $1.5 million, or 0.7%, when the first six months of 2024 is compared with the same time period in 2023, principally due to declines in outside services and fees, salaries and employee benefits, advertising expenses and communications expense, partially offset by increases in FDIC assessment expense and data processing charges related to software. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first six months of 2024 increased $430 thousand, or 12.9%, when compared to the same time period in 2023, primarily due to an increase in noninterest income partially offset by an increase in noninterest expense and a decline in net interest income. Net interest income for the Wealth Management Segment decreased $156 thousand, or 5.3%, when the first six months of 2024 is compared to the same time period in 2023, principally due to a decline in interest and fees on loans as well as an increase in interest expense on deposits generated by the Private Banking Department. The PCL for the six months ended June 30, 2024 totaled $165 thousand compared to a PCL of $89 thousand for the same period in 2023. Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $1.1 million, or 6.3%, when the first six months of 2024 is compared to the same time period in 2023, primarily due to an increase in income from brokerage and investment services partially offset by a decrease in income from trust management services. Noninterest expense for the Wealth Management Segment increased $317 thousand, or 2.0%, when the first six months of 2024 is compared to the same time period in 2023, principally due to an increase in salaries and employee benefits expense, primarily related to broker commissions and trust incentives partially offset by a decrease in business process outsourcing expense.

At June 30, 2024 and 2023, Trustmark held assets under management and administration of $9.036 billion and $18.203 billion, respectively, and brokerage assets of $2.848 billion and $2.442 billion, respectively.

Income Taxes

For the three and six months ended June 30, 2024, Trustmark’s combined effective tax rate from continuing operations was 27.3% and 33.1%, respectively, compared to 13.5% and 14.4%, respectively, for the same time periods in 2023. The increase in the effective tax rate from continuing operations for the three and six months ended June 30, 2024 was principally due to the significant non-routine transactions that occurred during the second quarter of 2024. Excluding the significant non-routine transactions, Trustmark’s combined effective tax rate from continuing operations for the three and six months ended June 30, 2024 was 18.7% and 17.0%, respectively. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low-income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities sold under reverse repurchase agreements and other earning assets. Average earning assets totaled $17.139 billion, or 91.5% of total average assets, for the six months ended June 30, 2024, compared to $17.058 billion, or 91.5% of total average assets, for the six months ended June 30, 2023, an increase of $80.5 million, or 0.5%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 5.0 years at June 30, 2024 compared to 4.5 years at December 31, 2023. The increase in the weighted-average life of the portfolio was principally due to the restructuring of the available for sale securities portfolio during the second quarter of 2024.

When compared to December 31, 2023, total investment securities decreased by $187.0 million, or 5.9%, during the first six months of 2024. This decrease resulted primarily from available for sale securities sold net of available for sale securities purchased as part of the restructuring of the available for sale securities portfolio during the second quarter of 2024 as well as calls, maturities and pay-downs of the loans underlying GSE guaranteed securities. Trustmark sold $1.561 billion of available for sale securities generating a loss of $182.8 million during the first six months of 2024, compared to no securities sold during the first six months of 2023.

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

At June 30, 2024, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss) (AOCI) in the accompanying consolidated balance sheets totaled $52.1 million compared to $57.6 million at December 31, 2023.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At June 30, 2024, available for sale securities totaled $1.622 billion, which represented 54.0% of the securities portfolio, compared to $1.763 billion, or 55.3% of total securities, at December 31, 2023. At June 30, 2024, unrealized losses, net on available for sale securities totaled $21.7 million compared to unrealized losses, net of $196.1 million at December 31, 2023. At June 30, 2024, available for sale securities consisted of U.S. Treasury securities and GSE guaranteed mortgage-related securities.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At June 30, 2024, held to maturity securities totaled $1.380 billion, which represented 46.0% of the total securities portfolio, compared to $1.426 billion, or 44.7% of total securities, at December 31, 2023.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 100.0% of the portfolio in U.S. Treasury securities, GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s). None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime. Furthermore, outside of stock ownership in the FHLB of Dallas and FRBA, Trustmark does not hold any other equity investment in a GSE or other governmental entity.

As of June 30, 2024, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,643,310	100.0%	$1,621,659	100.0%
Total securities available for sale	$1,643,310	100.0%	$1,621,659	100.0%

Securities Held to Maturity
Aaa	$1,380,487	100.0%	$1,293,131	100.0%
Total securities held to maturity	$1,380,487	100.0%	$1,293,131	100.0%

	December 31, 2023
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,959,007	100.0%	$1,762,878	100.0%
Total securities available for sale	$1,959,007	100.0%	$1,762,878	100.0%

Securities Held to Maturity
Aaa	$1,425,939	100.0%	$1,355,164	100.0%
Not rated (1)	340	—	340	—
Total securities held to maturity	$1,426,279	100.0%	$1,355,504	100.0%

(1)
Not rated securities primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.

LHFS

At June 30, 2024, LHFS totaled $185.7 million, consisting of $103.1 million of residential real estate mortgage loans in the process of being sold to third parties and $82.6 million of GNMA optional repurchase loans. At December 31, 2023, LHFS totaled $184.8 million, consisting of $106.0 million of residential real estate mortgage loans in the process of being sold to third parties and $78.8 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2024 or 2023.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 4 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

At June 30, 2024 and December 31, 2023, LHFI consisted of the following ($ in thousands):

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$616,528	4.7%	$642,886	5.0%
Other secured by 1-4 family residential properties	642,765	4.9%	622,397	4.8%
Secured by nonfarm, nonresidential properties	3,598,647	27.3%	3,489,434	26.9%
Other real estate secured	1,344,968	10.2%	1,312,551	10.1%
Other loans secured by real estate:
Other construction	1,022,444	7.8%	867,793	6.7%
Secured by 1-4 family residential properties	2,235,530	17.0%	2,282,318	17.6%
Commercial and industrial loans	1,880,607	14.3%	1,922,910	14.9%
Consumer loans	156,709	1.2%	165,734	1.3%
State and other political subdivision loans	1,053,015	8.0%	1,088,466	8.4%
Other commercial loans and leases	604,205	4.6%	556,035	4.3%
LHFI	$13,155,418	100.0%	$12,950,524	100.0%

LHFI increased $204.9 million, or 1.6%, compared to December 31, 2023. The increase in LHFI during the first six months of 2024 was primarily due to net growth in LHFI secured by real estate and other commercial loans and leases partially offset by declines in commercial and industrial LHFI and state and other political subdivision LHFI.

LHFI secured by real estate increased $243.5 million, or 2.6%, during the first six months of 2024, reflecting net growth in other construction LHFI, LHFI secured by nonfarm, nonresidential properties (NFNR), other real estate secured LHFI, and other LHFI secured by 1-4 family residential properties, partially offset by net declines in construction, land development and other land LHFI and LHFI secured by 1-4 family residential properties. Other construction loans increased $154.7 million, or 17.8%, during the first six months of 2024 primarily due to new construction loans in the Alabama, Mississippi and Texas market regions partially offset by other construction loans moved to other loan categories upon the completion of the related construction project. During the first six months of 2024, $414.1 million loans were moved from other construction to other loan categories, including $118.8 million to multi-family residential loans, $277.3 million to nonowner-occupied loans and $18.0 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $545.7 million, or 62.9%, during the first six months of 2024. NFNR LHFI increased $109.2 million, or 3.1%, during the first six months of 2024 principally due to other construction loans that moved to NFNR LHFI in the Mississippi, Alabama, and Texas market regions. Excluding other construction loan reclassifications, NFNR LHFI decreased $186.1 million, or 5.3%, during the first six months of 2024 principally due to declines in nonowner-occupied loans in the Mississippi, Texas and Tennessee market regions and owner-occupied loans in the Mississippi and Tennessee market regions, partially offset by an increase in owner-occupied loans in the Alabama market region. Other real estate secured LHFI increased $32.4 million, or 2.5%, during the first six months of 2024, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Alabama, Texas and Mississippi market regions. Excluding other construction loan reclassifications, other real estate secured LHFI decreased $86.4 million, or 6.6%, during the first six months of 2024 principally due to declines in LHFI secured by multi-family residential properties in the Alabama and Mississippi market regions, partially offset by growth in LHFI secured by multi-family residential properties in the Texas market region. Other LHFI secured by 1-4 family residential properties increased $20.4 million, or 3.3%, during the first six months of 2024, principally due to growth in the Mississippi, Florida and Texas market regions. LHFI secured by construction, land development and other land decreased $26.4 million, or 4.1%, during the first six months of 2024 primarily due to declines in land development loans in the Alabama and Mississippi market regions. LHFI secured by 1-4 family residential properties decreased $46.8 million, or 2.1%, during the first six months of 2024 primarily in the Mississippi market region as a result of the sale of 1-4 family mortgage loans during the second quarter of 2024. Trustmark's LHFI secured by 1-4 family residential properties are primarily included in the Mississippi market region because these loans are centrally analyzed and approved as part of the mortgage line of business which is located in Jackson, Mississippi.

Other commercial loans and leases increased $48.2 million, or 8.7%, during the first six months of 2024, principally due to an increase in equipment finance leases. Commercial and industrial LHFI decline $42.3 million, or 2.2%, during the first six months of 2024 reflecting declines in the Tennessee, Texas and Florida market regions, partially offset by growth in the Mississippi and Alabama market regions. State and other political subdivision LHFI declined $35.5 million, or 3.3%, during the first six months of 2024, reflecting declines in the Mississippi, Texas, Tennessee and Florida market regions.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	June 30, 2024	December 31, 2023
Home equity loans	$69,115	$58,176
Home equity lines of credit	449,987	430,933
Percentage of loans and lines for which Trustmark holds first lien	47.6%	47.8%
Percentage of loans and lines for which Trustmark does not hold first lien	52.4%	52.2%

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

Trustmark’s variable rate LHFI are based primarily on various prime and SOFR interest rate bases. The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$170,396	$446,132	$616,528
Other secured by 1- 4 family residential properties	189,266	453,499	642,765
Secured by nonfarm, nonresidential properties	1,388,850	2,209,797	3,598,647
Other real estate secured	186,048	1,158,920	1,344,968
Other loans secured by real estate:
Other construction	13,561	1,008,883	1,022,444
Secured by 1- 4 family residential properties	1,298,521	937,009	2,235,530
Commercial and industrial loans	793,709	1,086,898	1,880,607
Consumer loans	130,372	26,337	156,709
State and other political subdivision loans	988,680	64,335	1,053,015
Other commercial loans and leases	357,290	246,915	604,205
LHFI	$5,516,693	$7,638,725	$13,155,418

	December 31, 2023
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$158,143	$484,743	$642,886
Other secured by 1- 4 family residential properties	180,665	441,732	622,397
Secured by nonfarm, nonresidential properties	1,487,255	2,002,179	3,489,434
Other real estate secured	147,111	1,165,440	1,312,551
Other loans secured by real estate:
Other construction	10,240	857,553	867,793
Secured by 1- 4 family residential properties	1,374,499	907,819	2,282,318
Commercial and industrial loans	756,812	1,166,098	1,922,910
Consumer loans	137,424	28,310	165,734
State and other political subdivision loans	1,022,092	66,374	1,088,466
Other commercial loans and leases	300,094	255,941	556,035
LHFI	$5,574,335	$7,376,189	$12,950,524

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

The following table presents the LHFI composition by region at June 30, 2024 and reflects each region’s diversified mix of loans ($ in thousands):

	June 30, 2024
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$616,528	$275,640	$30,427	$163,889	$41,046	$105,526
Other secured by 1-4 family residential properties	642,765	152,184	60,268	314,328	79,834	36,151
Secured by nonfarm, nonresidential properties	3,598,647	1,052,737	226,977	1,512,307	133,835	672,791
Other real estate secured	1,344,968	560,797	1,703	370,854	6,384	405,230
Other loans secured by real estate:
Other construction	1,022,444	557,251	4,720	203,004	—	257,469
Secured by 1-4 family residential properties	2,235,530	—	—	2,231,895	3,635	—
Commercial and industrial loans	1,880,607	676,858	22,064	802,334	151,496	227,855
Consumer loans	156,709	21,893	7,073	97,890	16,817	13,036
State and other political subdivision loans	1,053,015	72,787	51,084	796,947	23,672	108,525
Other commercial loans and leases	604,205	285,002	8,516	197,774	43,059	69,854
LHFI	$13,155,418	$3,655,149	$412,832	$6,691,222	$499,778	$1,896,437

Construction, Land Development and Other Land Loans by Region
Lots	$72,597	$27,887	$7,284	$19,673	$6,506	$11,247
Development	122,826	56,857	878	25,218	12,502	27,371
Unimproved land	104,436	19,762	12,051	27,149	7,859	37,615
1-4 family construction	316,669	171,134	10,214	91,849	14,179	29,293
Construction, land development and other land loans	$616,528	$275,640	$30,427	$163,889	$41,046	$105,526

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$331,174	$115,459	$22,998	$95,638	$16,980	$80,099
Office	257,391	100,383	19,451	72,173	1,546	63,838
Hotel/motel	278,437	128,705	47,859	76,834	25,039	—
Mini-storage	145,336	41,249	1,678	89,905	639	11,865
Industrial	509,631	137,814	18,914	178,304	2,985	171,614
Health care	120,089	92,200	680	24,600	329	2,280
Convenience stores	25,609	2,947	413	13,989	228	8,032
Nursing homes/senior living	527,800	227,059	—	200,257	4,546	95,938
Other	118,763	32,470	8,757	60,783	8,042	8,711
Total nonowner-occupied loans	2,314,230	878,286	120,750	812,483	60,334	442,377
Owner-occupied:
Office	146,066	43,808	35,796	36,678	11,224	18,560
Churches	55,308	13,697	4,010	31,652	3,503	2,446
Industrial warehouses	158,118	11,309	4,503	39,103	15,009	88,194
Health care	122,993	11,253	8,210	84,065	2,233	17,232
Convenience stores	132,276	11,807	29,012	57,593	—	33,864
Retail	91,918	9,190	14,488	51,438	8,407	8,395
Restaurants	36,809	4,019	2,870	9,593	16,509	3,818
Auto dealerships	41,127	4,765	187	20,475	15,700	—
Nursing homes/senior living	368,429	52,648	—	289,669	—	26,112
Other	131,373	11,955	7,151	79,558	916	31,793
Total owner-occupied loans	1,284,417	174,451	106,227	699,824	73,501	230,414
Loans secured by nonfarm, nonresidential properties	$3,598,647	$1,052,737	$226,977	$1,512,307	$133,835	$672,791

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

During the second quarter of 2024, Trustmark executed a sale on a portfolio of 1-4 family mortgage loans that were at least three payments delinquent and/or nonaccrual at the time of selection. As a result of this sale, a credit mark was established for a sub-pool of the loans in the sale. Due to the lack of historical experience and the use of industry data for this sub-pool, management elected to use the credit mark for reserving purposes on a go forward basis for this sub-pool that meet the same credit criteria of being three payments delinquent and/or nonaccrual. All loans of the sub-pool that meet the above credit criteria will be removed from the 1-4 family residential properties pool and placed into a separate pool with the credit mark reserve applied to the total balance.

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

During 2022, Management elected to activate the nature and volume of the portfolio qualitative factor as a result of a sub-pool of the secured by 1-4 family residential properties growing to a significant size along with the underlying nature being different as well. The nature and volume of the portfolio qualitative factor utilizes a WARM methodology that uses industry data for the assumptions to support the qualitative adjustment. The industry data is used to compile a PD based on credit score ranges along with using the industry data to compile an LGD. The sub-pool of credits are then aggregated into the appropriate credit score bands in which a weighted-average loss rate is calculated based on the PD and LGD for each credit score range. This weighted-average loss rate is then applied to the expected balance for the sub-segment of credits. This total is then used as the qualitative reserve adjustment.

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

For a complete description of Trustmark’s ACL methodology and the quantitative and qualitative factors included in the calculation, please see Note 4 – LHFI and Allowance for Credit Losses, LHFI included in Part I. Item 1. – Financial Statements of this report.

At June 30, 2024, the ACL on LHFI was $154.7 million, an increase of $15.3 million, or 11.0%, when compared with December 31, 2023. The increase in the ACL during the first six months of 2024 was principally due to net adjustments to the qualitative factors due to credit migrations and loan growth and net changes in the macroeconomic forecast associated with specific loss driver models as a result of loss driver updates. Allocation of Trustmark’s $154.7 million ACL on LHFI, represented 1.05% of commercial LHFI and 1.59% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.18% as of June 30, 2024. This compares with an ACL to total LHFI of 1.08% at December 31, 2023, which was allocated to commercial LHFI at 0.85% and to consumer and mortgage LHFI at 1.81%.

The following table presents changes in the ACL on LHFI for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$142,998	$122,239	$139,367	$120,214
PCL, LHFI	14,696	8,211	22,404	11,455
PCL, LHFI sale of 1-4 family mortgage loans	8,633	—	8,633	—
Charge-offs	(5,120)	(2,773)	(11,444)	(5,769)
Charge-offs, sale of 1-4 family mortgage loans	(8,633)	—	(8,633)	—
Recoveries	2,111	1,621	4,358	3,398
Net (charge-offs) recoveries	(11,642)	(1,152)	(15,719)	(2,371)
Balance at end of period	$154,685	$129,298	$154,685	$129,298

The increase in net charge-offs when the three and six months ended June 30, 2024, are compared to the same time periods in 2023 was principally due to the charge-offs related to the sale of 1-4 family mortgage loans during the second quarter of 2024 and an increase in gross charge-offs in the Texas market region primarily related to two large nonaccrual commercial credits.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Alabama	$59	$(141)	$(282)	$(409)
Florida	4	(35)	281	(71)
Mississippi	(479)	(762)	(1,968)	(1,537)
Tennessee	(122)	(166)	(301)	(290)
Texas	(2,471)	(48)	(4,816)	(64)
Net (charge-offs) recoveries, excluding sale of 1-4 mortgage loans	(3,009)	(1,152)	(7,086)	(2,371)
Mississippi - sale of 1-4 family mortgage loans	(8,633)	—	(8,633)	—
Total net (charge-offs) recoveries	$(11,642)	$(1,152)	$(15,719)	$(2,371)

The PCL, LHFI, excluding the PCL, LHFI 1-4 family mortgage loans, for the three and six months ended June 30, 2024 totaled 0.44% and 0.34%, respectively, of average loans (LHFS and LHFI) compared to 0.26% and 0.18%, respectively, of average loans (LHFS and LHFI) for the same time periods in 2023. The PCL on LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, for the three and six months ended June 30, 2024 primarily reflected an increase in required reserves as a result of net adjustments to the qualitative factors due to credit migrations and loan growth and net changes in the macroeconomic forecast associated with specific loss driver models as a result of loss driver updates.

Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets. Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark. Trustmark calculates a loan pool level unfunded amount for the period. Trustmark calculates an expected funding rate each period which is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels. Additionally, a reserve rate is applied to the unfunded commitment balance, which incorporates both quantitative and a majority of the qualitative aspects of the current period’s expected credit loss rate. The reserve rate that is applied excludes the reserve impact of the performance trends qualitative factor. During the first quarter of 2024, Management decided to implement a performance trends qualitative factor for unfunded commitments. The same assumptions are applied in this calculation that the funded balances utilize with the addition of using the funding rates on the unfunded commitments. The performance trends qualitative factor reserve is then added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures. See the section captioned “ACL on Off-Balance Sheet Credit Exposures” in Note 13 – Contingencies included in Part I. Item 1. – Financial Statements of this report for complete description of Trustmark’s ACL methodology on off-balance sheet credit exposures.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. At June 30, 2024, the ACL on off-balance sheet credit exposures totaled $30.3 million compared to $34.1 million at December 31, 2023, a decrease of $3.8 million, or 11.1%. The PCL, off-balance sheet credit exposures totaled a negative $3.6 million and a negative $3.8 million for the three and six months ended June 30, 2024, respectively, compared to $245 thousand and a negative $2.0 million, respectively, for the same time periods in 2023. The release in PCL on off-balance sheet credit exposures for the three and six months ended June 30, 2024, primarily reflected a decrease in required reserves as a result of a decrease in unfunded commitments and changes in the total reserve rate, partially offset by an increase in required reserves as a result of implementing the performance trend qualitative reserve factor.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Nonaccrual LHFI
Alabama	$26,222	$23,271
Florida	614	170
Mississippi	14,773	54,615
Tennessee	2,084	1,802
Texas	599	20,150
Total nonaccrual LHFI	44,292	100,008
Other real estate
Alabama	485	1,397
Florida	—	—
Mississippi	1,787	1,242
Tennessee	86	—
Texas	4,228	4,228
Total other real estate	6,586	6,867
Total nonperforming assets	$50,878	$106,875

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.38%	0.81%

Loans past due 90 days or more
LHFI	$5,413	$5,790

LHFS - Guaranteed GNMA serviced loans (1)	$58,079	$51,243

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At June 30, 2024, nonaccrual LHFI totaled $44.3 million, or 0.33% of total LHFS and LHFI, reflecting a decrease of $55.7 million, or 55.7%, relative to December 31, 2023. The decrease in nonaccrual LHFI during the first six months of 2024 was primarily a result of the sale of 1-4 family mortgage loans during the second quarter of 2024 as well as the resolution of one large nonaccrual commercial credit in the Texas market region and a significant reduction of one large nonaccrual commercial credit in the Alabama market region, partially offset by one large commercial credit placed on nonaccrual in the Alabama market region.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 4 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at June 30, 2024 decreased $281 thousand, or 4.1%, when compared with December 31, 2023. The decrease in other real estate was principally due to properties sold in the Mississippi and Alabama market regions largely offset by properties foreclosed in the Mississippi market region. During the first six months of 2024, Trustmark foreclosed and subsequently sold properties totaling $2.7 million in the Mississippi market region, $2.1 million of which was sold as part of the sale of 1-4 family mortgage loans during the second quarter of 2024.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30, 2024
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$7,620	$1,050	$71	$2,870	$86	$3,543
Additions	1,900	—	—	1,900	—	—
Disposals	(3,738)	(638)	(71)	(3,029)	—	—
(Write-downs) recoveries	804	73	—	46	—	685
Balance at end of period	$6,586	$485	$—	$1,787	$86	$4,228

	Three Months Ended June 30, 2023
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$1,684	$—	$—	$1,495	$189	$—
Additions	270	—	—	229	41	—
Disposals	(724)	—	—	(494)	(230)	—
(Write-downs) recoveries	(93)	—	—	(93)	—	—
Balance at end of period	$1,137	$—	$—	$1,137	$—	$—

	Six Months Ended June 30, 2024
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$6,867	$1,397	$—	$1,242	$—	$4,228
Additions	4,128	92	—	4,002	34	—
Disposals	(4,695)	(1,160)	(71)	(3,464)	—	—
(Write-downs) recoveries	286	156	—	78	52	—
Adjustments	—	—	71	(71)	—	—
Balance at end of period	$6,586	$485	$—	$1,787	$86	$4,228

	Six Months Ended June 30, 2023
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$1,986	$194	$—	$1,769	$23	$—
Additions	570	—	—	340	230	—
Disposals	(1,266)	(194)	—	(819)	(253)	—
(Write-downs) recoveries	(153)	—	—	(153)	—	—
Balance at end of period	$1,137	$—	$—	$1,137	$—	$—

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate decreased $439 thousand when the first six months of 2024 is compared to the same time period in 2023, primarily due to an increase in recoveries on other real estate properties foreclosed in the Mississippi and Alabama market regions.

For additional information regarding other real estate, please see Note 6 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and primarily consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, MMDA, CDs and individual retirement accounts. Total deposits were $15.463 billion at June 30, 2024 compared to $15.570 billion at December 31, 2023, a decrease of $106.9 million, or 0.7%. During the first six months of 2024, noninterest-bearing deposits decreased $44.1 million, or 1.4%, principally due to declines in commercial noninterest-bearing demand deposit accounts. Interest-bearing deposits decreased $62.8 million, or 0.5%, during the first six months of 2024, primarily due to declines in public and consumer interest checking accounts and consumer savings accounts, partially offset by growth in commercial interest checking accounts, business and consumer MMDA and all categories of CDs.

At June 30, 2024, Trustmark's total uninsured deposits were $5.552 billion, or 35.9% of total deposits, compared to $5.601 billion, or 36.0% of total deposits, at December 31, 2023.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $314.1 million at June 30, 2024 compared to $405.7 million at December 31, 2023, a decrease of $91.6 million, or 22.6%, principally due to a decrease in upstream federal funds purchased. At June 30, 2024 and December 31, 2023, $29.1 million and $35.7 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had $285.0 million of upstream federal funds purchased at June 30, 2024 compared to $370.0 million at December 31, 2023.

Other borrowings totaled $336.7 million at June 30, 2024, a decrease of $146.5 million, or 30.3%, when compared with $483.2 million at December 31, 2023, principally due to a decline in outstanding short-term FHLB advances with the FHLB of Dallas.

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

At June 30, 2024, Trustmark’s total shareholders’ equity was $1.879 billion, an increase of $217.3 million, or 13.1%, when compared to December 31, 2023. During the first six months of 2024, shareholders’ equity increased primarily as a result of the net change in the fair market value of securities available for sale, principally due to the restructuring of the available for sale securities portfolio during the second quarter of 2024, as well as net income of $115.4 million, partially offset by common stock dividends of $28.4 million.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2023 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.5%. AOCI is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. At June 30, 2024, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2024. To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since June 30, 2024 which Management believes have affected Trustmark’s or TNB’s present classification.

In 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. At June 30, 2024, the carrying amount of the subordinated notes was $123.6 million compared to $123.5 million at December 31, 2023. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at June 30, 2024 and December 31, 2023. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at June 30, 2024 and December 31, 2023. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 16 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2024 and December 31, 2023.

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2024 and 2023 were $0.46. Trustmark’s indicated dividend for 2024 is $0.92 per common share, which is the same as dividends per common share declared in 2023.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled $15.413 billion for the first six months of 2024 and represented approximately 82.3% of average liabilities and shareholders’ equity, compared to average deposits of $14.702 billion, which represented 78.9% of average liabilities and shareholders’ equity for the first six months of 2023. For more information on average interest-bearing deposits, please see the analysis included in the section captioned “Net Interest Income.”

Trustmark had $539.4 million held in an interest-bearing account at the FRBA at June 30, 2024, compared to $712.0 million held at December 31, 2023.

Trustmark utilizes brokered deposits to supplement other wholesale funding sources. At June 30, 2024, brokered sweep MMDA deposits totaled $10.3 million compared to $10.6 million at December 31, 2023. In addition, Trustmark had $599.8 million of brokered CDs at June 30, 2024 compared to $578.8 million at December 31, 2023.

At June 30, 2024, Trustmark had $285.0 million of upstream federal funds purchased compared to $370.0 million of upstream federal funds purchased at December 31, 2023. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $250.0 million of outstanding short-term and no long-term advances at June 30, 2024, compared to $400.0 million of outstanding short-term and no long-term advances at December 31, 2023. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $4.177 billion at June 30, 2024.

In addition, at June 30, 2024, Trustmark had no short-term or long-term FHLB advances outstanding with the FHLB of Atlanta compared to no short-term and $58 thousand in long-term FHLB advances at December 31, 2023, which were acquired in the BancTrust merger in 2013. Trustmark had non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At June 30, 2024, Trustmark had approximately $726.0 million available in unencumbered agency securities compared to $842.0 million in unencumbered Treasury and agency securities at December 31, 2023.

Another borrowing source is the Discount Window. At June 30, 2024, Trustmark had approximately $1.247 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.374 billion at December 31, 2023.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

During 2020, Trustmark issued $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. At June 30, 2024, the carrying amount of the subordinated notes was $123.6 million compared to $123.5 million at December 31, 2023. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At June 30, 2024, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of June 30, 2024, Management is not aware of any events that are reasonably likely to have a material adverse effect on Trustmark's liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part I. Item 1. – Financial Statements of this report and Trustmark's 2023 Annual Report for the expected timing of such payments as of June 30, 2024 and December 31, 2023. There have been no material changes in Trustmark's contractual obligations since year-end.

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

Following the LIBOR cessation date of June 30, 2023, the nationwide process for replacing LIBOR in financial contracts that mature thereafter and that do not provide for an effective means to replace LIBOR upon its cessation took effect pursuant to the Adjustable Interest Rate (LIBOR) Act. For contracts in which a party has the discretion to identify a replacement rate, the Adjustable Interest Rate (LIBOR) Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate to be identified by the FRB. Trustmark had a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that were either directly or indirectly dependent on LIBOR. As of June 30, 2024, all of Trustmark’s LIBOR exposure was remediated or in the process of being remediated. The transition from LIBOR could create costs and additional risk. Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, Trustmark has implemented various measures to manage the transition and mitigate risks. For additional information regarding the transition from LIBOR and Trustmark’s management of this transition, please see the respective risk factor included in Part I. Item 1A. – Risk Factors, of Trustmark’s 2023 Annual Report.

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

Derivatives

Trustmark uses financial derivatives for management of interest rate risk. Management’s Asset/Liability Committee, in its oversight role for the management of interest rate risk, approves the use of derivatives in balance sheet hedging strategies. The most common derivatives employed by Trustmark are interest rate lock commitments, forward contracts (both futures contracts and options on futures contracts), interest rate swaps, interest rate caps and interest rate floors. As a general matter, the values of these instruments are designed to be inversely related to the values of the assets that they hedge (i.e., if the value of the hedged asset falls, the value of the related hedge rises). In addition, Trustmark has entered into derivatives contracts as counterparty to one or more customers in connection with loans extended to those customers. These transactions are designed to hedge interest rate exposure of the customers and are not entered into by Trustmark for speculative purposes. Increased federal regulation of the derivatives markets may increase the cost to Trustmark to administer derivatives programs.

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At June 30, 2024, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.315 billion compared to $1.125 billion at December 31, 2023.

Trustmark records any gains or losses on these cash flow hedges in AOCI. Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $124 thousand and $209 thousand of amortization expense for the three and six months ended June 30, 2024, respectively, compared to $13 thousand and $22 thousand of amortization expense for the three and six months ended June 30, 2023, respectively. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. For the three and six months ended June 30, 2024, Trustmark reclassified a loss, net of tax, of $3.7 million and $7.3 million, respectively, into interest and fees on LHFS and LHFI, compared to $3.0 million and $5.2 million for the same time periods in 2023, respectively. During the next twelve months, Trustmark estimates that $15.6 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $214.5 million at June 30, 2024, with a positive valuation adjustment of $809 thousand, compared to $171.4 million, with a negative valuation adjustment of $150 thousand at December 31, 2023.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $301.5 million at June 30, 2024 compared to $285.0 million at December 31, 2023. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income (loss) in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $4.5 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the impact was a net negative ineffectiveness of $5.6 million and $3.1 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. As of June 30, 2024, Trustmark had interest rate swaps with an aggregate notional amount of $1.640 billion related to this program, compared to $1.500 billion as of December 31, 2023.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At June 30, 2024, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $1.4 million at December 31, 2023. At June 30, 2024 and December 31, 2023, Trustmark had posted collateral of $40 thousand and $2.0 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2024, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At June 30, 2024, Trustmark had entered into eight risk participation agreements as a beneficiary with an aggregate notional amount of $53.4 million compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $40.1 million at December 31, 2023. At June 30, 2024, Trustmark had entered into thirty-seven risk participation agreements as a guarantor with an aggregate notional amount of $304.9 million compared to thirty-five risk participation agreements as a guarantor with an aggregate notional amount of $304.7 million at December 31, 2023. The aggregate fair values of these risk participation agreements were immaterial at both June 30, 2024 and December 31, 2023.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at June 30, 2024 and 2023.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2024	2023
+200 basis points	1.7%	3.1%
+100 basis points	0.9%	1.6%
-100 basis points	-1.3%	-1.7%
-200 basis points	-3.3%	-3.6%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at June 30, 2024 and 2023.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2024	2023
+200 basis points	-2.0%	-3.6%
+100 basis points	-0.8%	-1.7%

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

At June 30, 2024, the MSR fair value was $136.7 million, compared to $134.4 million at June 30, 2023. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at June 30, 2024, would be a decline in fair value of approximately $4.9 million and $5.5 million, respectively, compared to a decline in fair value of approximately $4.7 million and $5.5 million, respectively, at June 30, 2023. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2023 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first six months of 2024.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required in this section is set forth under the heading “Legal Proceedings” of Note 13 – Contingencies in Part I. Item 1 – Financial Statements of this report.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended June 30, 2024 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2024 to April 30, 2024	—	$—	—	$50,000
May 1, 2024 to May 31, 2024	—	—	—	50,000
June 1, 2024 to June 30, 2024	—	—	—	50,000
Total	—		—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of Trustmark’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Trustmark’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Thomas C. Owens
	Duane A. Dewey		Thomas C. Owens
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	August 6, 2024	DATE:	August 6, 2024