Form 10-Q
period 2024-09-30
TRUSTMARK CORP
filed 2024-11-05
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, there were 61,158,026 shares outstanding of the registrant’s common stock (no par value).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$805,436	$975,343
Federal funds sold and securities purchased under reverse repurchase agreements	10,000	—
Securities available for sale, at fair value (amortized cost: $1,691,555 - 2024 $1,959,007-2023; allowance for credit losses (ACL): $0)	1,725,795	1,762,878
Securities held to maturity, net of ACL of $0 (fair value: $1,316,167 - 2024; $1,355,504-2023)	1,358,358	1,426,279
Loans held for sale (LHFS)	216,454	184,812
Loans held for investment (LHFI)	13,100,111	12,950,524
Less ACL, LHFI	157,929	139,367
Net LHFI	12,942,182	12,811,157
Premises and equipment, net	236,151	232,229
Mortgage servicing rights (MSR)	125,853	131,870
Goodwill	334,605	334,605
Identifiable intangible assets, net	153	236
Other real estate, net	3,920	6,867
Operating lease right-of-use assets	36,034	35,711
Other assets	685,431	752,568
Assets of discontinued operations	—	67,634
Total Assets	$18,480,372	$18,722,189

Liabilities
Deposits:
Noninterest-bearing	$3,142,792	$3,197,620
Interest-bearing	12,098,143	12,372,143
Total deposits	15,240,935	15,569,763
Federal funds purchased and securities sold under repurchase agreements	365,643	405,745
Other borrowings	443,458	483,230
Subordinated notes	123,647	123,482
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	28,890	34,057
Operating lease liabilities	39,689	39,097
Other liabilities	196,158	331,085
Liabilities of discontinued operations	—	12,027
Total Liabilities	16,500,276	17,060,342

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 61,206,606 shares - 2024; 61,071,173 shares - 2023	12,753	12,725
Capital surplus	163,156	159,688
Retained earnings	1,833,232	1,709,157
Accumulated other comprehensive income (loss), net of tax	(29,045)	(219,723)
Total Shareholders' Equity	1,980,096	1,661,847
Total Liabilities and Shareholders' Equity	$18,480,372	$18,722,189

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Income
Interest and fees on LHFS & LHFI	$217,128	$203,236	$636,315	$568,318
Interest on securities:
Taxable	26,162	16,624	59,725	50,164
Tax exempt	—	46	4	173
Interest on federal funds sold and securities purchased under reverse repurchase agreements	9	3	12	78
Other interest income	8,293	8,613	24,527	27,217
Total Interest Income	251,592	228,522	720,583	645,950
Interest Expense
Interest on deposits	86,043	69,797	253,440	165,104
Interest on federal funds purchased and securities sold under repurchase agreements	4,864	5,375	16,118	15,072
Other interest expense	5,971	14,713	22,452	49,638
Total Interest Expense	96,878	89,885	292,010	229,814
Net Interest Income	154,714	138,637	428,573	416,136
Provision for credit losses (PCL), LHFI	7,923	8,322	30,327	19,777
PCL, off-balance sheet credit exposures	(1,375)	104	(5,167)	(1,893)
PCL, LHFI sale of 1-4 family mortgage loans	—	—	8,633	—
Net Interest Income After PCL	148,166	130,211	394,780	398,252
Noninterest Income (Loss)
Service charges on deposit accounts	11,272	11,074	33,154	32,105
Bank card and other fees	7,931	8,217	24,584	24,937
Mortgage banking, net	6,119	6,458	19,238	20,697
Wealth management	9,288	8,773	27,932	26,435
Other, net	2,952	2,399	13,515	7,654
Security gains (losses), net	—	—	(182,792)	—
Total Noninterest Income (Loss)	37,562	36,921	(64,369)	111,828
Noninterest Expense
Salaries and employee benefits	66,691	67,374	197,016	198,944
Services and fees	25,724	27,472	74,898	80,327
Net occupancy - premises	7,398	7,151	21,933	21,363
Equipment expense	6,141	6,755	18,707	19,387
Litigation settlement expense	—	6,500	—	6,500
Other expense	17,316	15,039	48,706	42,980
Total Noninterest Expense	123,270	130,291	361,260	369,501
Income (Loss) From Continuing Operations Before Income Taxes	62,458	36,841	(30,849)	140,579
Income taxes from continuing operations	11,128	6,288	(19,747)	21,177
Income (Loss) From Continuing Operations	51,330	30,553	(11,102)	119,402
Income from discontinued operations before income taxes	—	4,649	237,152	13,337
Income taxes from discontinued operations	—	1,173	59,353	3,373
Income From Discontinued Operations	—	3,476	177,799	9,964
Net Income	$51,330	$34,029	$166,697	$129,366

Earnings (Loss) Per Share (EPS)
Basic EPS from continuing operations	$0.84	$0.50	$(0.18)	$1.96
Basic EPS from discontinued operations	—	0.06	2.91	0.16
Basic EPS (1)	0.84	0.56	2.72	2.12

Diluted EPS from continuing operations	$0.84	$0.50	$(0.18)	$1.95
Diluted EPS from discontinued operations	—	0.06	2.90	0.16
Diluted EPS (1)	0.84	0.56	2.72	2.11

(1) Due to rounding, earnings (loss) per share from continuing operations and discontinued operations may not sum to earnings per share from net income.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income per consolidated statements of income (loss)	$51,330	$34,029	$166,697	$129,366
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	41,919	(20,223)	35,684	(11,816)
Reclassification adjustment for net (gains) losses realized in net income	—	—	137,094	—
Change in net unrealized holding loss on securities transferred to held to maturity	2,766	3,000	8,265	8,849
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	21	21	62	62
Recognized net loss due to lump sum settlement	—	—	(10)	19
Change in net actuarial loss	63	52	198	162
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	14,120	(8,504)	(1,505)	(18,427)
Reclassification adjustment for (gain) loss realized in net income	3,623	3,470	10,890	8,666
Other comprehensive income (loss), net of tax	62,512	(22,184)	190,678	(12,485)
Comprehensive income (loss)	$113,842	$11,845	$357,375	$116,881

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2024	61,071,173	$12,725	$159,688	$1,709,157	$(219,723)	$1,661,847
Net income per consolidated statements of income	—	—	—	41,535	—	41,535
Other comprehensive income (loss), net of tax	—	—	—	—	(7,431)	(7,431)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,207)	—	(14,207)
Shares withheld to pay taxes, long-term incentive plan	107,193	22	(1,405)	—	—	(1,383)
Compensation expense, long-term incentive plan	—	—	2,238	—	—	2,238
Balance, March 31, 2024	61,178,366	12,747	160,521	1,736,485	(227,154)	1,682,599
Net income per consolidated statements of income	—	—	—	73,832	—	73,832
Other comprehensive income (loss), net of tax	—	—	—	—	135,597	135,597
Common stock dividends paid ($0.23 per share)	—	—	—	(14,206)	—	(14,206)
Shares withheld to pay taxes, long-term incentive plan	27,603	6	(65)	—	—	(59)
Compensation expense, long-term incentive plan	—	—	1,378	—	—	1,378
Balance, June 30, 2024	61,205,969	12,753	161,834	1,796,111	(91,557)	1,879,141
Net income per consolidated statements of income	—	—	—	51,330	—	51,330
Other comprehensive income (loss), net of tax	—	—	—	—	62,512	62,512
Common stock dividends paid ($0.23 per share)	—	—	—	(14,209)	—	(14,209)
Shares withheld to pay taxes, long-term incentive plan	637	—	(8)	—	—	(8)
Compensation expense, long-term incentive plan	—	—	1,330	—	—	1,330
Balance, September 30, 2024	61,206,606	$12,753	$163,156	$1,833,232	$(29,045)	$1,980,096

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

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income per consolidated statements of income (loss)	$166,697	$129,366
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	33,793	17,884
Depreciation and amortization	28,405	26,129
Net amortization of securities	(4,684)	4,590
Securities (gains) losses, net	182,792	—
Gains on sales of loans, net	(14,808)	(10,923)
Gain on disposition of business	(228,272)	—
Compensation expense, long-term incentive plan	4,946	4,772
Deferred income tax provision	21,500	(470)
Proceeds from sales of loans held for sale	858,895	903,938
Purchases and originations of loans held for sale	(864,682)	(934,136)
Originations of mortgage servicing rights	(9,419)	(11,025)
Earnings on bank-owned life insurance	(2,640)	(3,868)
Net change in other assets	(21,824)	5,043
Net change in other liabilities	(113,944)	9,922
Other operating activities, net	(19,089)	(8,520)
Net cash from operating activities	17,666	132,702

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	89,686	79,680
Proceeds from maturities, prepayments and calls of securities available for sale	186,328	237,752
Proceeds from sales of securities available for sale	1,378,272	—
Purchases of securities held to maturity	(10,644)	(11,843)
Purchases of securities available for sale	(1,475,357)	—
Net proceeds from bank-owned life insurance	(27)	(27)
Net change in federal funds sold and securities purchased under reverse repurchase agreements	(10,000)	4,000
Net change in member bank stock	6,400	(3,358)
Net change in LHFI	(223,867)	(617,614)
Proceeds from sale of 1-4 family mortgage loans	43,935	—
Purchases of premises and equipment	(19,530)	(33,105)
Proceeds from sales of premises and equipment	2,219	1,828
Proceeds from sales of other real estate	4,555	1,744
Purchases of software	(4,906)	(7,544)
Investments in tax credit and other partnerships	(12,807)	(11,041)
Proceeds from disposition of business, net	321,345	—
Other, net	200	—
Net cash from investing activities	275,802	(359,528)

Financing Activities
Net change in deposits	(328,828)	664,275
Net change in federal funds purchased and securities sold under repurchase agreements	(40,102)	(127,532)
Net change in short-term borrowings	(50,000)	(250,000)
Payments on long-term FHLB advances	(58)	(15)
Payments under finance lease obligations	(315)	(627)
Common stock dividends	(42,622)	(42,488)
Shares withheld to pay taxes, long-term incentive plan	(1,450)	(1,082)
Net cash from financing activities	(463,375)	242,531

Net change in cash and cash equivalents	(169,907)	15,705
Cash and cash equivalents at beginning of period	975,343	734,587
Cash and cash equivalents at end of period	$805,436	$750,292

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through offices in Alabama, Florida, Georgia, Mississippi, Tennessee and Texas.

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

Note 2 - Discontinued Operations

On May 31, 2024, Trustmark National Bank (TNB) completed the sale of its wholly owned subsidiary, Fisher Brown Bottrell Insurance, Inc. (FBBI), to Marsh & McLennan Agency LLC (MMA) for approximately $336.9 million in cash. The transaction resulted in a pre-tax net gain of $228.3 million. The gain, along with FBBI's historical financial results for periods prior to the sale, is reflected in Trustmark's consolidated financial statements as discontinued operations. The assets and liabilities of FBBI have been presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the consolidated balance sheet at December 31, 2023. FBBI's operating results have been presented as "Discontinued operations" within the accompanying consolidated statements of income (loss) and prior period amounts have been reclassified to conform with the current period presentation. Cash flows from both continuing and discontinued operations are included in the Consolidated Statements of Cash Flows.

The following table summarizes financial information related to FBBI which has been segregated from continuing operations and reported as discontinued operations for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Noninterest income:
Insurance commissions	$—	$15,303	$27,728	$44,372
Gain on sale of discontinued operations, net	—	—	228,272	—
Other, net	—	—	527	954
Total noninterest income	—	15,303	256,527	45,326
Noninterest expense:
Salaries and employee benefits	—	9,292	16,263	27,718
Services and fees	—	410	704	1,245
Net occupancy - premises	—	232	269	757
Equipment expense	—	61	93	238
Other expense	—	659	2,046	2,031
Total noninterest expense	—	10,654	19,375	31,989
Income from discontinued operations before income taxes	—	4,649	237,152	13,337
Income taxes from discontinued operations	—	1,173	59,353	3,373
Income from discontinued operations	$—	$3,476	$177,799	$9,964

The assets and liabilities of discontinued operations on the consolidated balance sheet at December 31, 2023 were as follows ($ in thousands):

December 31, 2023
Carrying amounts of assets included as part of discontinued operations:
Cash and due from banks	$200
Premises and equipment, net	308
Goodwill	49,633
Identifiable intangible assets, net	2,729
Operating lease right-of-use assets	2,431
Other assets	12,333
Assets of discontinued operations	$67,634

Carrying amounts of liabilities included as part of discontinued operations:
Operating lease liabilities	$2,487
Other liabilities	9,540
Liabilities of discontinued operations	$12,027

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2024 and December 31, 2023 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$198,426	$4,212	$—	$202,638	$29,648	$232	$—	$29,880
U.S. Government agency obligations	19,494	—	(159)	19,335	—	—	—	—
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	27,787	15	(2,004)	25,798	17,773	3	(407)	17,369
Issued by FNMA and FHLMC	1,086,688	32,970	(14,348)	1,105,310	436,177	2,104	(11,088)	427,193
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	131,348	—	(6,179)	125,169
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	359,160	14,326	(772)	372,714	743,412	139	(26,995)	716,556
Total	$1,691,555	$51,523	$(17,283)	$1,725,795	$1,358,358	$2,478	$(44,669)	$1,316,167

	Securities Available for Sale				Securities Held to Maturity
December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Securities	$396,179	$—	$(23,811)	$372,368	$29,068	$—	$(26)	$29,042
U.S. Government agency obligations	6,207	1	(416)	5,792	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	340	—	—	340
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	25,744	4	(2,613)	23,135	13,005	—	(497)	12,508
Issued by FNMA and FHLMC	1,338,256	32	(161,490)	1,176,798	469,593	—	(18,205)	451,388
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	92,076	—	(6,002)	86,074	154,466	—	(10,113)	144,353
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	100,545	—	(1,834)	98,711	759,807	51	(41,985)	717,873
Total	$1,959,007	$37	$(196,166)	$1,762,878	$1,426,279	$51	$(70,826)	$1,355,504

During 2022, Trustmark reclassified a total of $766.0 million of securities available for sale to securities held to maturity. At the date of these transfers, the net unrealized holding loss on the available for sale securities totaled approximately $91.9 million ($68.9 million, net of tax).

The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of these transfers. At September 30, 2024, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled $49.3 million compared to $57.6 million at December 31, 2023.

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

At both September 30, 2024 and December 31, 2023, the results of the analysis did not identify any securities that warranted DCF analysis, and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At September 30, 2024, accrued interest receivable totaled $5.1 million for securities available for sale compared to $3.7 million December 31, 2023 and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At September 30, 2024, Trustmark identified no securities held to maturity with the potential for credit loss exposure, compared to $340 thousand at December 31, 2023, which consisted of municipal securities. After applying appropriate analysis, the total amount of current expected credit losses was zero at September 30, 2024 and immaterial at December 31, 2023. No reserve was recorded at either September 30, 2024 or December 31, 2023.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At September 30, 2024, accrued interest receivable totaled $2.5 million for securities held to maturity compared to $2.6 million at December 31, 2023 and was reported in other assets on the accompanying consolidated balance sheet.

At both September 30, 2024 and December 31, 2023, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at September 30, 2024 and December 31, 2023.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Aaa	$1,358,358	$1,425,939
Not Rated (1)	—	340
Total	$1,358,358	$1,426,279

(1) Not rated securities primarily consist of Mississippi municipal general obligations.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded segregated by length of impairment at September 30, 2024 and December 31, 2023 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations	$19,335	$(159)	$—	$—	$19,335	$(159)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,089	(51)	29,760	(2,360)	40,849	(2,411)
Issued by FNMA and FHLMC	18,133	(72)	254,346	(25,364)	272,479	(25,436)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	125,169	(6,179)	125,169	(6,179)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	792,767	(27,767)	792,767	(27,767)
Total	$48,557	$(282)	$1,202,042	$(61,670)	$1,250,599	$(61,952)

December 31, 2023
U.S. Treasury Securities	$29,042	$(26)	$372,368	$(23,811)	$401,410	$(23,837)
U.S. Government agency obligations	—	—	5,791	(416)	5,791	(416)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9,381	(172)	25,967	(2,938)	35,348	(3,110)
Issued by FNMA and FHLMC	309,466	(3,274)	1,311,865	(176,421)	1,621,331	(179,695)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	230,368	(16,115)	230,368	(16,115)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,656	(13)	812,520	(43,806)	814,176	(43,819)
Total	$349,545	$(3,485)	$2,758,879	$(263,507)	$3,108,424	$(266,992)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Available for Sale	2024	2023	2024	2023
Proceeds from calls and sales of securities	$—	$—	$1,378,272	$—
Gross realized (losses)	—	—	(182,792)	—

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

Securities Pledged

Securities with a carrying value of $2.038 billion and $2.321 billion at September 30, 2024 and December 31, 2023, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both September 30, 2024 and December 31, 2023, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2024, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$42,751	$42,962	$—	$—
Due after one year through five years	75,223	76,656	29,648	29,880
Due after five years through ten years	99,946	102,355	—	—
	217,920	221,973	29,648	29,880
Mortgage-backed securities	1,473,635	1,503,822	1,328,710	1,286,287
Total	$1,691,555	$1,725,795	$1,358,358	$1,316,167

Note 4 – LHFI and ACL, LHFI

At September 30, 2024 and December 31, 2023, LHFI consisted of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Loans secured by real estate:
Construction, land development and other land	$614,787	$642,886
Other secured by 1-4 family residential properties	647,843	622,397
Secured by nonfarm, nonresidential properties	3,582,552	3,489,434
Other real estate secured	1,475,798	1,312,551
Other loans secured by real estate:
Other construction	973,469	867,793
Secured by 1-4 family residential properties	2,247,163	2,282,318
Commercial and industrial loans	1,767,079	1,922,910
Consumer loans	152,611	165,734
State and other political subdivision loans	996,002	1,088,466
Other commercial loans and leases	642,807	556,035
LHFI	13,100,111	12,950,524
Less ACL	157,929	139,367
Net LHFI	$12,942,182	$12,811,157

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At September 30, 2024 and December 31, 2023, accrued interest receivable for LHFI totaled $69.6 million and $71.0 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At September 30, 2024, Trustmark’s geographic loan distribution was concentrated primarily in its six key market regions: Alabama, Florida, Georgia, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended September 30, 2024 and 2023.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$—	$362	$—
Other secured by 1-4 family residential properties	870	6,168	889
Secured by nonfarm, nonresidential properties	10,558	12,156	—
Other real estate secured	1,989	2,122	—
Other loans secured by real estate:
Other construction	—	60	—
Secured by 1-4 family residential properties	1,577	19,966	4,019
Commercial and industrial loans	23	31,710	—
Consumer loans	—	243	444
Other commercial loans and leases	—	1,038	—
Total	$15,017	$73,825	$5,352

	December 31, 2023
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$2,020	$2,642	$—
Other secured by 1-4 family residential properties	946	6,518	1,238
Secured by nonfarm, nonresidential properties	20,812	23,061	54
Other real estate secured	—	158	106
Other loans secured by real estate:
Other construction	—	62	—
Secured by 1-4 family residential properties	3,235	43,815	3,740
Commercial and industrial loans	79	22,303	24
Consumer loans	—	243	628
Other commercial loans and leases	—	1,206	—
Total	$27,092	$100,008	$5,790

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$249	$213	$188	$650	$614,137	$614,787
Other secured by 1-4 family residential properties	6,054	2,588	3,748	12,390	635,453	647,843
Secured by nonfarm, nonresidential properties	2,137	3,917	793	6,847	3,575,705	3,582,552
Other real estate secured	518	—	28	546	1,475,252	1,475,798
Other loans secured by real estate:
Other construction	60	—	—	60	973,409	973,469
Secured by 1-4 family residential properties	18,517	7,316	14,313	40,146	2,207,017	2,247,163
Commercial and industrial loans	4,221	421	9,391	14,033	1,753,046	1,767,079
Consumer loans	1,788	628	448	2,864	149,747	152,611
State and other political subdivision loans	44	—	—	44	995,958	996,002
Other commercial loans and leases	2,407	8	20	2,435	640,372	642,807
Total	$35,995	$15,091	$28,929	$80,015	$13,020,096	$13,100,111

	December 31, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$93	$507	$2,362	$2,962	$639,924	$642,886
Other secured by 1-4 family residential properties	4,493	1,687	2,716	8,896	613,501	622,397
Secured by nonfarm, nonresidential properties	1,531	1,063	727	3,321	3,486,113	3,489,434
Other real estate secured	126	—	207	333	1,312,218	1,312,551
Other loans secured by real estate:
Other construction	62	—	—	62	867,731	867,793
Secured by 1-4 family residential properties	19,298	9,327	22,164	50,789	2,231,529	2,282,318
Commercial and industrial loans	11,881	484	499	12,864	1,910,046	1,922,910
Consumer loans	2,112	772	647	3,531	162,203	165,734
State and other political subdivision loans	152	—	—	152	1,088,314	1,088,466
Other commercial loans and leases	1,247	58	—	1,305	554,730	556,035
Total	$40,995	$13,898	$29,322	$84,215	$12,866,309	$12,950,524

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

	Three Months Ended September 30, 2024
	Payment Concession	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$886	$886	0.14%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	30	30	0.00%
Commercial and industrial loans	6,207	—	6,207	0.35%
Total	$6,207	$916	$7,123	0.05%

	Three Months Ended September 30, 2023
	Term Extension	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$96	0.02%
Other loans secured by real estate:
Secured by 1-4 family residential properties	346	0.02%
Total	$442	0.00%

	Nine Months Ended September 30, 2024
	Payment Concession	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$2,638	$2,638	0.41%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	30	30	0.00%
Commercial and industrial loans	6,207	—	6,207	0.35%
Total	$6,207	$2,668	$8,875	0.07%

	Nine Months Ended September 30, 2023
	Payment Concession	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$494	$494	0.08%
Secured by nonfarm, nonresidential properties	—	370	370	0.01%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	912	912	0.04%
Commercial and industrial loans	255	—	255	0.01%
Consumer loans	—	40	40	0.02%
Other commercial loans and leases	116	31	147	0.03%
Total	$371	$1,847	$2,218	0.02%

The following tables detail the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods presented:

Three Months Ended September 30, 2024
Financial Effect
	Payment Concessions	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified two loans and seven lines of credit to amortize over 24 month terms
Other loans secured by real estate:
Secured by 1-4 family residential properties		Modified one loan to amortize over 24 month term
Commercial and industrial loans	Thirty-four month principal payment deferral

Three Months Ended September 30, 2023
Financial Effect
Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties	Modified lines of credit to amortize over 12 month and 24 month terms
Other loans secured by real estate:
Secured by 1-4 family residential properties	Extended amortization on loans with term adjusted by weighted-average 10.6 years

Nine Months Ended September 30, 2024
Financial Effect
	Payment Concessions	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified three loans and twenty-seven lines to amortize over 24 month terms
Other loans secured by real estate:
Secured by 1-4 family residential properties		Modified one loan to amortize over 24 month term
Commercial and industrial loans	Thirty-four month principal payment deferral

Nine Months Ended September 30, 2023
Financial Effect
	Payment Concessions	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified lines of credit to amortize over 12 month and 24 month terms
Secured by nonfarm, nonresidential properties		One loan renewed and extended maturity by six months
Other loans secured by real estate:
Secured by 1-4 family residential properties		Extended amortization with term adjusted by weighted-average 3.2 years
Commercial and industrial loans	Six month payment deferrals
Consumer loans		Bankruptcies extended amortization with term adjusted by weighted average 1.3 years reducing borrower payment
Other commercial loans and leases	Six month payment deferral	One loan renewed and extended maturity by seven months

Trustmark had no unused commitments on modified loans to borrowers experiencing financial difficulty at September 30, 2024.

During the nine months ended September 30, 2024 and 2023, payment defaults of LHFI that were modified within the twelve months prior to that default to borrowers experiencing financial difficulty were immaterial.

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

Trustmark closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide details of the performance of such LHFI that have been modified during the periods presented ($ in thousands):

	Three Months Ended September 30, 2024
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$—	$—	$—	$886	$886
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	30	30
Commercial and industrial loans	—	—	—	—	6,207	6,207
Total	$—	$—	$—	$—	$7,123	$7,123

	Three Months Ended September 30, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$—	$—	$—	$96	$96
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	346	346
Total	$—	$—	$—	$—	$442	$442

	Nine Months Ended September 30, 2024
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:

Other secured by 1-4 family residential properties	$114	$50	$42	$206	$2,432	$2,638
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	30	30
Commercial and industrial loans	—	—	—	—	6,207	6,207
Total	$114	$50	$42	$206	$8,669	$8,875

	Nine Months Ended September 30, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$272	$—	$—	$272	$222	$494
Secured by nonfarm, nonresidential properties	—	—	—	—	370	370
Other loans secured by real estate:
Secured by 1-4 family residential properties	170	—	—	170	742	912
Commercial and industrial loans	—	—	—	—	255	255
Consumer loans	20	—	—	20	20	40
Other commercial loans and leases	—	—	—	—	147	147
Total	$462	$—	$—	$462	$1,756	$2,218

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$870	$—	$—	$870
Secured by nonfarm, nonresidential properties	10,558	—	—	10,558
Other real estate secured	1,989	—	—	1,989
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,577	—	—	1,577
Commercial and industrial loans	—	2,086	27,554	29,640
Other commercial loans and leases	—	—	906	906
Total	$14,994	$2,086	$28,460	$45,540

	December 31, 2023
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$2,020	$—	$—	$2,020
Other secured by 1-4 family residential properties	946	—	—	946
Secured by nonfarm, nonresidential properties	20,812	—	—	20,812
Other loans secured by real estate:
Secured by 1-4 family residential properties	3,235	—	—	3,235
Commercial and industrial loans	38	41	21,023	21,102
Other commercial loans and leases	—	—	967	967
Total	$27,051	$41	$21,990	$49,082

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
•
Commercial and industrial loans – Loans within this loan class are primarily secured by inventory, accounts receivables, equipment and other non-real estate collateral. During the quarter, three relationships had decreases in collateral value that secures the credit. There have been no other significant changes to the collateral that secures these financial assets during the period.
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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at September 30, 2024 and December 31, 2023 ($ in thousands):

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of September 30, 2024	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$313,423	$115,646	$39,923	$25,444	$8,471	$2,409	$42,086	$547,402
Special Mention - RR 7	2,575	989	—	—	—	—	553	4,117
Substandard - RR 8	5	65	64	—	17	—	165	316
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	316,003	116,700	39,987	25,444	8,488	2,409	42,804	551,835
Current period gross charge-offs	—	—	—	—	—	(24)	—	(24)

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$23,695	$25,412	$23,921	$25,271	$12,086	$3,804	$7,859	$122,048
Special Mention - RR 7	27	—	—	36	—	—	—	63
Substandard - RR 8	51	887	578	334	—	202	30	2,082
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	23,773	26,299	24,499	25,641	12,086	4,006	7,889	124,193
Current period gross charge-offs	—	—	—	—	—	(12)	—	(12)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$498,807	$416,459	$936,901	$475,161	$481,754	$420,554	$101,623	$3,331,259
Special Mention - RR 7	—	—	55,301	—	32,937	3,400	—	91,638
Substandard - RR 8	8,664	6,847	34,486	28,222	23,510	57,905	—	159,634
Doubtful - RR 9	13	—	—	—	—	8	—	21
Total	507,484	423,306	1,026,688	503,383	538,201	481,867	101,623	3,582,552
Current period gross charge-offs	—	—	—	(2,412)	—	(16)	—	(2,428)

Other real estate secured:
Pass - RR 1 through RR 6	$168,609	$97,427	$649,069	$260,090	$139,030	$44,283	$7,461	$1,365,969
Special Mention - RR 7	—	—	25,348	27,448	—	—	426	53,222
Substandard - RR 8	14,632	—	963	15,046	258	25,426	—	56,325
Doubtful - RR 9	42	—	—	—	—	—	—	42
Total	183,283	97,427	675,380	302,584	139,288	69,709	7,887	1,475,558
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of September 30, 2024	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$90,334	$421,500	$305,414	$54,232	$—	$—	$29,914	$901,394
Special Mention - RR 7	—	—	43,443	9,393	—	—	—	52,836
Substandard - RR 8	60	—	—	—	19,179	—	—	19,239
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	90,394	421,500	348,857	63,625	19,179	—	29,914	973,469
Current period gross charge-offs	—	—	(2,494)	—	—	—	—	(2,494)

Commercial and industrial loans:
Pass - RR 1 through RR 6	$383,881	$380,031	$265,702	$102,706	$52,400	$45,251	$406,087	$1,636,058
Special Mention - RR 7	—	615	14,201	52	—	—	18,877	33,745
Substandard - RR 8	7,496	1,923	57,073	12,683	970	367	16,216	96,728
Doubtful - RR 9	227	—	173	145	—	3	—	548
Total	391,604	382,569	337,149	115,586	53,370	45,621	441,180	1,767,079
Current period gross charge-offs	(128)	(85)	(430)	(461)	(86)	(3,111)	(85)	(4,386)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$55,360	$121,591	$244,434	$157,287	$83,156	$331,105	$3,069	$996,002
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	55,360	121,591	244,434	157,287	83,156	331,105	3,069	996,002
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$145,848	$179,925	$19,906	$32,234	$17,013	$32,572	$212,999	$640,497
Special Mention - RR 7	—	—	140	70	—	—	—	210
Substandard - RR 8	873	96	128	22	—	—	981	2,100
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	146,721	180,021	20,174	32,326	17,013	32,572	213,980	642,807
Current period gross charge-offs	—	—	(28)	—	—	(25)	—	(53)

Total commercial LHFI	$1,714,622	$1,769,413	$2,717,168	$1,225,876	$870,781	$967,289	$848,346	$10,113,495
Total commercial LHFI gross charge-offs	$(128)	$(85)	$(2,952)	$(2,873)	$(86)	$(3,188)	$(85)	$(9,397)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of September 30, 2024	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$21,981	$27,681	$4,712	$3,735	$1,079	$2,076	$1,175	$62,439
Past due 30-89 days	—	311	118	—	—	32	—	461
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	23	4	—	25	—	52
Total	21,981	27,992	4,853	3,739	1,079	2,133	1,175	62,952
Current period gross charge-offs	—	—	—	—	—	(8)	—	(8)

Other secured by 1-4 family residential properties:
Current	$19,886	$20,261	$7,529	$5,367	$3,747	$9,421	$444,331	$510,542
Past due 30-89 days	1,726	264	59	65	49	676	4,060	6,899
Past due 90 days or more	55	—	8	—	—	162	615	840
Nonaccrual	35	29	66	46	104	586	4,503	5,369
Total	21,702	20,554	7,662	5,478	3,900	10,845	453,509	523,650
Current period gross charge-offs	(28)	(29)	(206)	(40)	(14)	(52)	—	(369)

Other real estate secured:
Current	$136	$—	$—	$—	$70	$34	$—	$240
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	136	—	—	—	70	34	—	240
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of September 30, 2024	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$174,559	$234,420	$827,385	$471,999	$166,513	$325,051	$—	$2,199,927
Past due 30-89 days	632	4,345	10,101	5,510	850	1,815	—	23,253
Past due 90 days or more	273	828	2,359	327	198	34	—	4,019
Nonaccrual	—	2,072	10,612	2,806	1,233	3,241	—	19,964
Total	175,464	241,665	850,457	480,642	168,794	330,141	—	2,247,163
Current period gross charge-offs	—	(143)	(9,466)	(106)	(1)	(107)	—	(9,823)

Consumer loans:
Current	$46,034	$27,761	$15,546	$5,548	$1,460	$235	$52,980	$149,564
Past due 30-89 days	697	422	238	40	1	8	954	2,360
Past due 90 days or more	49	26	15	—	—	—	353	443
Nonaccrual	24	30	77	67	23	—	23	244
Total	46,804	28,239	15,876	5,655	1,484	243	54,310	152,611
Current period gross charge-offs	(4,413)	(650)	(373)	(94)	(88)	—	(2,004)	(7,622)

Total consumer LHFI	$266,087	$318,450	$878,848	$495,514	$175,327	$343,396	$508,994	$2,986,616
Total consumer LHFI gross charge-offs	$(4,441)	$(822)	$(10,045)	$(240)	$(103)	$(167)	$(2,004)	$(17,822)

Total LHFI	$1,980,709	$2,087,863	$3,596,016	$1,721,390	$1,046,108	$1,310,685	$1,357,340	$13,100,111
Total current period gross charge-offs	$(4,569)	$(907)	$(12,997)	$(3,113)	$(189)	$(3,355)	$(2,089)	$(27,219)

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$359,813	$98,742	$35,095	$10,591	$2,036	$1,961	$52,351	$560,589
Special Mention - RR 7	—	—	360	—	—	—	—	360
Substandard - RR 8	606	336	1,512	19	—	21	—	2,494
Doubtful - RR 9	—	—	—	—	—	24	—	24
Total	360,419	99,078	36,967	10,610	2,036	2,006	52,351	563,467
Current period gross charge-offs	—	(4)	(10)	—	(228)	—	—	(242)

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$33,072	$30,760	$29,159	$14,309	$8,084	$2,822	$10,077	$128,283
Special Mention - RR 7	—	82	48	10	—	—	—	140
Substandard - RR 8	220	625	157	22	80	306	98	1,508
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	33,292	31,467	29,364	14,341	8,164	3,128	10,175	129,931
Current period gross charge-offs	—	—	(24)	—	—	(6)	—	(30)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$501,327	$919,519	$526,412	$596,240	$323,687	$369,250	$129,142	$3,365,577
Special Mention - RR 7	4,271	14,930	—	138	23,966	—	—	43,305
Substandard - RR 8	6,332	1,964	47,491	10,809	8,614	5,200	48	80,458
Doubtful - RR 9	21	—	—	—	53	13	—	87
Total	511,951	936,413	573,903	607,187	356,320	374,463	129,190	3,489,427
Current period gross charge-offs	—	(39)	(82)	—	(19)	(138)	—	(278)

Other real estate secured:
Pass - RR 1 through RR 6	$194,141	$447,200	$332,818	$209,757	$56,024	$11,080	$8,880	$1,259,900
Special Mention - RR 7	126	2,076	—	—	35,881	—	—	38,083
Substandard - RR 8	—	14,064	—	290	—	39	—	14,393
Doubtful - RR 9	42	—	—	—	—	—	—	42
Total	194,309	463,340	332,818	210,047	91,905	11,119	8,880	1,312,418
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$179,676	$518,062	$149,883	$14,062	$—	$6	$6,042	$867,731
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	62	—	—	—	—	—	—	62
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	179,738	518,062	149,883	14,062	—	6	6,042	867,793
Current period gross charge-offs	(61)	—	(3,392)	—	—	—	—	(3,453)

Commercial and industrial loans:
Pass - RR 1 through RR 6	$497,730	$474,737	$158,659	$80,646	$31,876	$44,972	$537,527	$1,826,147
Special Mention - RR 7	12,570	10,141	3,149	1,381	110	—	126	27,477
Substandard - RR 8	4,797	16,872	13,909	11,958	40	80	21,528	69,184
Doubtful - RR 9	6	58	1	—	—	25	12	102
Total	515,103	501,808	175,718	93,985	32,026	45,077	559,193	1,922,910
Current period gross charge-offs	(42)	(1,071)	(700)	(138)	(95)	(108)	(7)	(2,161)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$152,157	$247,034	$174,812	$99,786	$32,118	$377,225	$5,334	$1,088,466
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	152,157	247,034	174,812	99,786	32,118	377,225	5,334	1,088,466
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$211,402	$48,947	$30,071	$21,377	$32,837	$8,468	$201,339	$554,441
Special Mention - RR 7	—	—	—	208	—	—	20	228
Substandard - RR 8	106	211	42	—	—	—	987	1,346
Doubtful - RR 9	—	—	—	—	—	20	—	20
Total	211,508	49,158	30,113	21,585	32,837	8,488	202,346	556,035
Current period gross charge-offs	(40)	(248)	—	(26)	—	—	—	(314)

Total commercial LHFI	$2,158,477	$2,846,360	$1,503,578	$1,071,603	$555,406	$821,512	$973,511	$9,930,447
Total commercial LHFI gross charge-offs	$(143)	$(1,362)	$(4,208)	$(164)	$(342)	$(252)	$(7)	$(6,478)

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$44,912	$23,110	$5,973	$1,203	$1,082	$1,864	$653	$78,797
Past due 30-89 days	—	250	—	—	30	191	—	471
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	148	—	—	3	—	151
Total	44,912	23,360	6,121	1,203	1,112	2,058	653	79,419
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$29,636	$11,366	$5,733	$4,471	$4,313	$7,674	$417,383	$480,576
Past due 30-89 days	225	68	74	4	51	220	4,292	4,934
Past due 90 days or more	—	264	—	—	—	41	934	1,239
Nonaccrual	8	76	48	8	—	616	4,961	5,717
Total	29,869	11,774	5,855	4,483	4,364	8,551	427,570	492,466
Current period gross charge-offs	—	(100)	(9)	(2)	(10)	(22)	(147)	(290)

Secured by nonfarm, nonresidential properties:
Current	$—	$—	$7	$—	$—	$—	$—	$7
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	7	—	—	—	—	7
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Current	$—	$—	$—	$78	$—	$55	$—	$133
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	—	78	—	55	—	133
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$258,800	$878,893	$516,324	$180,272	$98,552	$277,664	$—	$2,210,505
Past due 30-89 days	3,370	11,293	5,513	2,121	298	1,664	—	24,259
Past due 90 days or more	376	1,219	1,208	682	—	255	—	3,740
Nonaccrual	678	15,586	11,452	4,884	1,848	9,366	—	43,814
Total	263,224	906,991	534,497	187,959	100,698	288,949	—	2,282,318
Current period gross charge-offs	(64)	(930)	(217)	(104)	—	(142)	—	(1,457)

Consumer loans:
Current	$59,496	$32,767	$10,698	$2,604	$917	$294	$55,321	$162,097
Past due 30-89 days	1,274	475	134	34	5	5	839	2,766
Past due 90 days or more	64	44	3	1	—	—	516	628
Nonaccrual	44	65	84	26	—	—	24	243
Total	60,878	33,351	10,919	2,665	922	299	56,700	165,734
Current period gross charge-offs	(6,138)	(559)	(167)	(43)	(1)	(1)	(2,381)	(9,290)

Total consumer LHFI	$398,883	$975,476	$557,399	$196,388	$107,096	$299,912	$484,923	$3,020,077
Total consumer LHFI gross charge-offs	$(6,202)	$(1,589)	$(393)	$(149)	$(11)	$(165)	$(2,528)	$(11,037)

Total LHFI	$2,557,360	$3,821,836	$2,060,977	$1,267,991	$662,502	$1,121,424	$1,458,434	$12,950,524
Total current period gross charge-offs	$(6,345)	$(2,951)	$(4,601)	$(313)	$(353)	$(417)	$(2,535)	$(17,515)

Past Due LHFS

LHFS past due 90 days or more totaled $63.7 million and $51.2 million at September 30, 2024 and December 31, 2023, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2024 or 2023.

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

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers at September 30, 2024:

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

•
Lending policies and procedures
•
Economic conditions and concentrations of credit
•
Nature and volume of the portfolio
•
Performance trends
•
External factors

While all these factors are incorporated into the overall methodology, only four are currently considered active at September 30, 2024: (i) economic conditions and concentrations of credit, (ii) nature and volume of the portfolio, (iii) performance trends and (iv) external factors.

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

The external factors qualitative factor is Management’s best judgment on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology (e.g., natural disasters, changes in legislation, impacts due to technology and pandemics). During the third quarter of 2024, Trustmark activated the External Factor – Credit Quality Review qualitative factor. This qualitative factor ensures reserve adequacy for collectively evaluated commercial loans that may not have been identified and downgraded timely for various reasons. This qualitative factor population is all commercial loans risk rated 1-5. These loans are then applied to the historical average of the Watch/Special Mention rated percentage. Then the balance of these loans are applied additional reserves based on the same reserve rates utilized in the performance trends qualitative factor for Watch/Special Mention rated loans. Then the Watch/Special Mention population is applied the historical Substandard rated percentage and then subsequently applied the Substandard reserve rate utilized in the performance trends qualitative factor as well. The historical Watch/Special Mention and Substandard rated percentage averages captures the weighted average life of the commercial loan portfolio.

Thus, Trustmark will allocate additional reserves to capture the proportion of potential Watch/Special Mention and Substandard rated credits that may not have been categorized as such at any given point in time through the life of the commercial loan portfolio.

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$6,121	$6,121	$—	614,787	$614,787
Other secured by 1-4 family residential properties	—	10,729	10,729	870	646,973	647,843
Secured by nonfarm, nonresidential properties	—	36,287	36,287	10,558	3,571,994	3,582,552
Other real estate secured	—	13,071	13,071	1,989	1,473,809	1,475,798
Other loans secured by real estate:
Other construction	—	13,841	13,841	—	973,469	973,469
Secured by 1-4 family residential properties	—	31,742	31,742	1,577	2,245,586	2,247,163
Commercial and industrial loans	16,390	16,155	32,545	29,640	1,737,439	1,767,079
Consumer loans	—	5,699	5,699	—	152,611	152,611
State and other political subdivision loans	—	1,166	1,166	—	996,002	996,002
Other commercial loans and leases	896	5,832	6,728	906	641,901	642,807
Total	$17,286	$140,643	$157,929	$45,540	$13,054,571	$13,100,111

	December 31, 2023
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$17,192	$17,192	$2,020	$640,866	$642,886
Other secured by 1-4 family residential properties	—	12,942	12,942	946	621,451	622,397
Secured by nonfarm, nonresidential properties	—	24,043	24,043	20,812	3,468,622	3,489,434
Other real estate secured	—	4,488	4,488	—	1,312,551	1,312,551
Other loans secured by real estate:
Other construction	—	5,758	5,758	—	867,793	867,793
Secured by 1-4 family residential properties	—	34,794	34,794	3,235	2,279,083	2,282,318
Commercial and industrial loans	11,436	15,202	26,638	21,102	1,901,808	1,922,910
Consumer loans	—	5,794	5,794	—	165,734	165,734
State and other political subdivision loans	—	646	646	—	1,088,466	1,088,466
Other commercial loans and leases	967	6,105	7,072	967	555,068	556,035
Total	$12,403	$126,964	$139,367	$49,082	$12,901,442	$12,950,524

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$154,685	$129,298	$139,367	$120,214
Loans charged-off, sale of 1-4 family mortgage loans	—	—	(8,633)	—
Loans charged-off	(7,142)	(7,496)	(18,586)	(13,265)
Recoveries	2,463	3,907	6,821	7,305
Net (charge-offs) recoveries	(4,679)	(3,589)	(20,398)	(5,960)
PCL, LHFI	7,923	8,322	30,327	19,777
PCL, LHFI sale of 1-4 family mortgage loans	—	—	8,633	—
Balance at end of period	$157,929	$134,031	$157,929	$134,031

The following tables detail changes in the ACL, LHFI by loan class for the periods presented ($ in thousands):

	Three Months Ended September 30, 2024
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$5,101	$(8)	$614	$414	$6,121
Other secured by 1-4 family residential properties	10,373	(201)	55	502	10,729
Secured by nonfarm, nonresidential properties	41,136	—	20	(4,869)	36,287
Other real estate secured	12,037	—	—	1,034	13,071
Other loans secured by real estate:
Other construction	13,897	—	69	(125)	13,841
Secured by 1-4 family residential properties	30,647	(632)	16	1,711	31,742
Commercial and industrial loans	28,735	(3,611)	193	7,228	32,545
Consumer loans	5,645	(2,690)	1,496	1,248	5,699
State and other political subdivision loans	625	—	—	541	1,166
Other commercial loans and leases	6,489	—	—	239	6,728
Total	$154,685	$(7,142)	$2,463	$7,923	$157,929

The PCL, LHFI for the commercial and industrial portfolio for the three months ended September 30, 2024 was primarily due to an increase in specific reserves on individually analyzed credits. The PCL, LHFI for all other portfolios for the three months ended September 30, 2024 was primarily due to net changes in the qualitative factors.

The negative PCL, LHFI for the secured by nonfarm, nonresidential properties portfolio for the three months ended September 30, 2024 was primarily due to changes in the macroeconomic forecast.

	Three Months Ended September 30, 2023
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$15,343	$(228)	$22	$2,104	$17,241
Other secured by 1-4 family residential properties	12,173	(110)	43	457	12,563
Secured by nonfarm, nonresidential properties	20,376	(192)	2,216	898	23,298
Other real estate secured	3,481	—	—	84	3,565
Other loans secured by real estate:
Other construction	14,377	(3,453)	15	(4,633)	6,306
Secured by 1-4 family residential properties	28,555	(448)	7	2,030	30,144
Commercial and industrial loans	23,170	(635)	267	953	23,755
Consumer loans	5,540	(2,421)	1,337	1,348	5,804
State and other political subdivision loans	676	—	—	(11)	665
Other commercial loans and leases	5,607	(9)	—	5,092	10,690
Total	$129,298	$(7,496)	$3,907	$8,322	$134,031

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

	Nine Months Ended September 30, 2024
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$17,192	$(32)	$622	$(11,661)	$6,121
Other secured by 1-4 family residential properties	12,942	(381)	568	(2,400)	10,729
Secured by nonfarm, nonresidential properties	24,043	(2,428)	46	14,626	36,287
Other real estate secured	4,488	—	—	8,583	13,071
Other loans secured by real estate:
Other construction	5,758	(2,494)	341	10,236	13,841
Secured by 1-4 family residential properties	34,794	(9,823)	81	6,690	31,742
Commercial and industrial loans	26,638	(4,386)	663	9,630	32,545
Consumer loans	5,794	(7,622)	4,448	3,079	5,699
State and other political subdivision loans	646	—	—	520	1,166
Other commercial loans and leases	7,072	(53)	52	(343)	6,728
Total	$139,367	$(27,219)	$6,821	$38,960	$157,929

The PCL, LHFI for the secured by nonfarm, nonresidential properties, other construction and other real estate secured portfolios for the nine months ended September 30, 2024 was primarily due to changes in the macroeconomic forecast associated with these specific loss driver models as a result of the loss driver update, coupled with net adjustments to the qualitative factors due to credit migration and loan growth. The PCL, LHFI for the secured by 1-4 family residential properties portfolio for the nine months ended September 30, 2024 was primarily due to adjustments to the Nature and Volume of Portfolio qualitative factor, coupled with implementing the credit mark reserve as a result of the mortgage loan sale. The PCL, LHFI for the commercial and industrial portfolio for the nine months ended September 30, 2024 was primarily due to net adjustments to the qualitative factors due to credit migration coupled with an increase in specific reserves for individually analyzed credits.

The negative PCL, LHFI for the construction, land development and other land, other secured by 1-4 family residential properties, and other commercial loans and leases portfolios for the nine months ended September 30, 2024 was primarily due to changes in the macroeconomic forecast associated with these specific loss driver models as a result of the loss driver update for these loan portfolios.

	Nine Months Ended September 30, 2023
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$12,828	$(242)	$94	$4,561	$17,241
Other secured by 1-4 family residential properties	12,374	(230)	165	254	12,563
Secured by nonfarm, nonresidential properties	19,488	(278)	2,322	1,766	23,298
Other real estate secured	4,743	—	5	(1,183)	3,565
Other loans secured by real estate:
Other construction	15,132	(3,453)	63	(5,436)	6,306
Secured by 1-4 family residential properties	21,185	(903)	27	9,835	30,144
Commercial and industrial loans	23,140	(1,562)	754	1,423	23,755
Consumer loans	5,792	(6,565)	3,875	2,702	5,804
State and other political subdivision loans	885	—	—	(220)	665
Other commercial loans and leases	4,647	(32)	—	6,075	10,690
Total	$120,214	$(13,265)	$7,305	$19,777	$134,031

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

Note 5 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$131,870	$129,677
Origination of servicing assets	9,419	11,025
Change in fair value:
Due to market changes	(6,909)	8,735
Due to run-off	(8,527)	(7,058)
Balance at end of period	$125,853	$142,379

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At September 30, 2024, the fair value of the MSR included an assumed average prepayment speed of 9 CPR and an average discount rate of 10.64% compared to an assumed average prepayment speed of 8 CPR and an average discount rate of 10.07% at September 30, 2023.

Mortgage Loans Serviced/Sold

During the first nine months of 2024 and 2023, Trustmark sold $843.6 million and $893.0 million, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $14.8 million for the first nine months of 2024 compared to $11.4 million for the first nine months of 2023.

The table below details the mortgage loans sold and serviced for others at September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Federal National Mortgage Association	$4,832,202	$4,826,028
Government National Mortgage Association	3,644,092	3,510,983
Federal Home Loan Mortgage Corporation	183,520	112,352
Other	31,424	28,012
Total mortgage loans sold and serviced for others	$8,691,238	$8,477,375

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expenses are included in other expense. At both September 30, 2024 and 2023, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 6 – Other Real Estate

At September 30, 2024, Trustmark’s geographic other real estate distribution was concentrated in its Alabama, Mississippi and Texas market regions. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in this area.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$6,867	$1,986
Additions	4,703	5,434
Disposals	(5,609)	(1,903)
(Write-downs) recoveries	(2,041)	(32)
Balance at end of period	$3,920	$5,485

Gains (losses), net on the sale of other real estate included in other real estate expense	$(1,054)	$(159)

At September 30, 2024 and December 31, 2023, other real estate by type of property consisted of the following ($ in thousands):

	September 30, 2024	December 31, 2023
1-4 family residential properties	$1,629	$1,977
Nonfarm, nonresidential properties	2,291	4,835
Other real estate properties	—	55
Total other real estate	$3,920	$6,867

At September 30, 2024 and December 31, 2023, other real estate by geographic location consisted of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Alabama	$170	$1,397
Mississippi (1)	1,772	1,242
Texas	1,978	4,228
Total other real estate	$3,920	$6,867
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At September 30, 2024, the balance of other real estate included $1.6 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $2.0 million at December 31, 2023. At September 30, 2024 and December 31, 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $7.7 million and $6.4 million, respectively.

Note 7 – Leases

Lessor Arrangements

Trustmark leases certain types of machinery and equipment to its customers through sales-type and direct financing leases as part of its equipment financing portfolio. These leases generally have remaining lease terms of two to eight years, some of which include renewal options and/or options for the lessee to purchase the leased property near or at the end of the lease term. Trustmark recognized interest income from its sales-type and direct financing leases of $3.6 million and $9.1 million for the three and nine months ended September 30, 2024, respectively. Trustmark does not have any significant operating leases in which it is the lessor.

The table below summarizes the components of Trustmark's net investment in its sales-type and direct financing leases for the periods presented ($ in thousands):

	September 30, 2024	December 31, 2023
Leases receivable	$285,239	$161,319
Unearned income	(48,170)	(29,011)
Initial direct costs	2,455	1,326
Unguaranteed lease residual	8,209	4,101
Total net investment	$247,733	$137,735

The table below details the minimum future lease payments for Trustmark's leases receivable at September 30, 2024 ($ in thousands):

September 30, 2024
2024 (excluding the nine months ended September 30, 2024)	$13,948
2025	49,378
2026	48,274
2027	60,828
2028	49,986
Thereafter	62,825
Lease receivable	$285,239

Lessee Arrangements

For Trustmark's lessee arrangements, the leases of FBBI are included in discontinued operations, and as a result, have been excluded from the amounts below. Prior period amounts have been reclassified. The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance leases:
Amortization of right-of-use assets	$113	$113	$339	$673
Interest on lease liabilities	37	41	113	124
Operating lease cost	1,344	1,258	3,756	3,566
Short-term lease cost	61	51	173	181
Variable lease cost	218	192	623	639
Sublease income	(58)	(3)	(63)	(9)
Net lease cost	$1,715	$1,652	$4,941	$5,174

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Finance leases:
Operating cash flows included in operating activities	$113	$124
Financing cash flows included in payments under finance lease obligations	315	627
Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	3,535	3,022
Operating cash flows (liability reduction) included in other operating activities, net	2,515	2,425

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Finance lease right-of-use assets, net of accumulated depreciation	$3,412	$3,751
Finance lease liabilities	4,019	4,334
Operating lease right-of-use assets	36,034	35,711
Operating lease liabilities	39,689	39,097

Weighted-average lease term:
Finance leases	7.60 years	8.34 years
Operating leases	9.50 years	10.28 years

Weighted-average discount rate:
Finance leases	3.61%	3.61%
Operating leases	3.72%	3.67%

At September 30, 2024, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2024 (excluding the nine months ended September 30, 2024)	$145	$1,312
2025	584	5,292
2026	589	5,169
2027	594	5,202
2028	599	4,831
Thereafter	2,086	25,922
Total minimum lease payments	4,597	47,728
Less imputed interest	(578)	(8,039)
Lease liabilities	$4,019	$39,689

Note 8 – Deposits

At September 30, 2024 and December 31, 2023, deposits consisted of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Noninterest-bearing demand	$3,142,792	$3,197,620
Interest-bearing demand	5,423,462	4,947,626
Savings	3,335,686	4,047,853
Time	3,338,995	3,376,664
Total	$15,240,935	$15,569,763

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements were secured by securities with a carrying amount of $37.9 million and $61.6 million at September 30, 2024 and December 31, 2023, respectively. Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty. At both September 30, 2024 and December 31, 2023, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark. The following table presents the securities sold under repurchase agreements by collateral pledged at September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	$1,885	$—
Issued by FNMA and FHLMC	12,866	28,600
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	7,960	526
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	8,804	—
Total securities sold under repurchase agreements	$31,515	$29,126

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other, net. Other real estate sales for the three and nine months ended September 30, 2024 resulted in a net loss of $92 thousand and $1.1 million, respectively, compared to a net loss of $47 thousand and $159 thousand for the three and nine months ended September 30, 2023, respectively.

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

The following tables present noninterest income (loss) disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$11,250	$—	$11,250	$11,052	$—	$11,052
Bank card and other fees	7,661	218	7,879	7,332	873	8,205
Mortgage banking, net	—	6,119	6,119	—	6,458	6,458
Wealth management	175	—	175	202	—	202
Other, net	3,136	(337)	2,799	2,843	(579)	2,264
Total noninterest income (loss)	$22,222	$6,000	$28,222	$21,429	$6,752	$28,181

Wealth Management Segment
Service charges on deposit accounts	$22	$—	$22	$22	$—	$22
Bank card and other fees	52	—	52	12	—	12
Wealth management	9,113	—	9,113	8,571	—	8,571
Other, net	59	94	153	41	94	135
Total noninterest income	$9,246	$94	$9,340	$8,646	$94	$8,740

Consolidated
Service charges on deposit accounts	$11,272	$—	$11,272	$11,074	$—	$11,074
Bank card and other fees	7,713	218	7,931	7,344	873	8,217
Mortgage banking, net	—	6,119	6,119	—	6,458	6,458
Wealth management	9,288	—	9,288	8,773	—	8,773
Other, net	3,195	(243)	2,952	2,884	(485)	2,399
Total noninterest income (loss)	$31,468	$6,094	$37,562	$30,075	$6,846	$36,921
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

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$33,089	$—	$33,089	$32,040	$—	$32,040
Bank card and other fees	23,281	1,176	24,457	23,011	1,890	24,901
Mortgage banking, net	—	19,238	19,238	—	20,697	20,697
Wealth management	538	—	538	650	—	650
Other, net	13,735	(641)	13,094	8,763	(1,516)	7,247
Security gains (losses), net	—	(182,792)	(182,792)	—	—	—
Total noninterest income (loss)	$70,643	$(163,019)	$(92,376)	$64,464	$21,071	$85,535

Wealth Management Segment
Service charges on deposit accounts	$65	$—	$65	$65	$—	$65
Bank card and other fees	127	—	127	36	—	36
Wealth management	27,394	—	27,394	25,785	—	25,785
Other, net	139	282	421	122	285	407
Total noninterest income	$27,725	$282	$28,007	$26,008	$285	$26,293

Consolidated
Service charges on deposit accounts	$33,154	$—	$33,154	$32,105	$—	$32,105
Bank card and other fees	23,408	1,176	24,584	23,047	1,890	24,937
Mortgage banking, net	—	19,238	19,238	—	20,697	20,697
Wealth management	27,932	—	27,932	26,435	—	26,435
Other, net	13,874	(359)	13,515	8,885	(1,231)	7,654
Security gains (losses), net	—	(182,792)	(182,792)	—	—	—
Total noninterest income (loss)	$98,368	$(162,737)	$(64,369)	$90,472	$21,356	$111,828
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$10	$13	$30	$39
Interest cost	62	73	185	219
Expected return on plan assets	(24)	(27)	(72)	(80)
Recognized net (gain) loss due to lump sum settlements	—	—	(13)	25
Net periodic benefit cost	$48	$59	$130	$203

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$11	$17	$33	$51
Interest cost	457	497	1,393	1,515
Amortization of prior service cost	28	28	83	83
Recognized net actuarial loss	84	70	263	216
Net periodic benefit cost	$580	$612	$1,772	$1,865

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

Restricted Stock Grants

Performance Units

Trustmark’s performance units vest over three years and are granted to Trustmark’s executive and senior management teams. Performance units granted vest based on performance goals of return on average tangible equity and total shareholder return. Performance units are valued utilizing a Monte Carlo simulation model to estimate fair value of the units at the grant date. The Monte Carlo simulation was performed by an independent valuation consultant and requires the use of subjective modeling assumptions. These units are recognized using the straight-line method over the requisite service period. These units provide for achievement units if performance measures exceed 100%. The restricted stock agreement for these units provides for dividend privileges, but no voting rights.

Time-Based Units

Trustmark’s time-based units granted to Trustmark’s executive and senior management teams vest over three years. Trustmark’s time-based units granted to members of Trustmark’s Board of Directors vest over one year. Time-based units are valued utilizing the fair value of Trustmark’s stock at the grant date. These units are recognized on the straight-line method over the requisite service period. The restricted stock agreement for these units provides for dividend privileges, but no voting rights.

The following table summarizes the Stock Plan activity for the periods presented:

	Three Months Ended September 30, 2024
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	208,045	376,022
Granted	—	1,500
Released from restriction	—	(900)
Forfeited	—	(2,149)
Nonvested units, end of period	208,045	374,473

	Nine Months Ended September 30, 2024
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	174,214	358,252
Granted	89,928	161,646
Released from restriction	(54,973)	(134,166)
Forfeited	(1,124)	(11,259)
Nonvested units, end of period	208,045	374,473

The following table presents information regarding compensation expense for units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Performance units	$522	$449	$1,506	$1,181
Time-vested units	808	1,045	3,440	3,591
Total compensation expense	$1,330	$1,494	$4,946	$4,772

Note 13 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At September 30, 2024 and 2023, Trustmark had unused commitments to extend credit of $4.469 billion and $5.030 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At September 30, 2024 and 2023, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $127.5 million and $127.8 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of September 30, 2024 and 2023, the fair value of collateral held was $27.9 million and $32.0 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of September 30, 2024 and December 31, 2023.

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

During the third quarter of 2024, Management implemented the External Factor – Credit Quality Review qualitative factor for unfunded commitments. The same assumptions are applied in this calculation that the funded balances utilize with the addition of using the funding rates on the unfunded commitments. The Credit Quality Review qualitative factor reserve is then added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$30,265	$34,841	$34,057	$36,838
PCL, off-balance sheet credit exposures	(1,375)	104	(5,167)	(1,893)
Balance at end of period	$28,890	$34,945	$28,890	$34,945

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the three months ended September 30, 2024 was primarily due to the decrease in required reserves as a result of a decrease in unfunded commitments coupled with the decrease in the quantitative reserve rates due to changes in the macroeconomic factors. The decreases were partially offset by an increase in required reserves as a result of implementing the External Factor - Credit Quality Review qualitative factor. The decrease in the ACL on off-balance sheet credit exposures for the nine months ended September 30, 2024 was primarily due to the decrease in required reserves as a result of a decrease in unfunded commitments partially offset by an increase in required reserves as a result of implementing the performance trend and External Factor - Credit Quality Review qualitative factors.

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

Note 14 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic shares	61,207	61,070	61,177	61,048
Dilutive shares	241	193	216	171
Diluted shares	61,448	61,263	61,393	61,219

Weighted-average antidilutive stock awards are excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted-average antidilutive stock awards	—	23	—	75

Note 15 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Income taxes paid	$19,887	$34,898
Interest expense paid on deposits and borrowings	296,939	214,745
Noncash transfers from loans to other real estate	4,703	5,434
Operating right-of-use assets resulting from lease liabilities	1,831	7,092

Note 16 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2023 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of September 30, 2024, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2024. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since September 30, 2024, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2024 and December 31, 2023 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At September 30, 2024:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,694,769	11.30%	7.00%	n/a
Trustmark National Bank	1,800,019	12.00%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,754,769	11.70%	8.50%	n/a
Trustmark National Bank	1,800,019	12.00%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,057,073	13.71%	10.50%	n/a
Trustmark National Bank	1,978,676	13.19%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,754,769	9.65%	4.00%	n/a
Trustmark National Bank	1,800,019	9.90%	4.00%	5.00%

At December 31, 2023:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,521,665	10.04%	7.00%	n/a
Trustmark National Bank	1,602,327	10.58%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,581,665	10.44%	8.50%	n/a
Trustmark National Bank	1,602,327	10.58%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,862,246	12.29%	10.50%	n/a
Trustmark National Bank	1,759,426	11.61%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,581,665	8.62%	4.00%	n/a
Trustmark National Bank	1,602,327	8.75%	4.00%	5.00%

Stock Repurchase Program

On December 6, 2022, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2023, under which $50.0 million of Trustmark’s outstanding shares could be acquired through December 31, 2023. No shares were repurchased under this stock repurchase program.

On December 5, 2023, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2024, under which $50.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2024. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. During the first nine months of 2024, Trustmark did not repurchase any shares under this stock repurchase program.

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

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$55,892	$(13,973)	$41,919	$(26,963)	$6,740	$(20,223)
Reclassification adjustment for net (gains) losses realized in net income	—	—	—	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	3,688	(922)	2,766	4,000	(1,000)	3,000
Total securities available for sale and transferred securities	59,580	(14,895)	44,685	(22,963)	5,740	(17,223)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	28	(7)	21	28	(7)	21
Recognized net loss due to lump sum settlements	—	—	—	—	—	—
Change in net actuarial loss	84	(21)	63	70	(18)	52
Total pension and other postretirement benefit plans	112	(28)	84	98	(25)	73
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	18,826	(4,706)	14,120	(11,338)	2,834	(8,504)
Reclassification adjustment for (gain) loss realized in net income	4,831	(1,208)	3,623	4,627	(1,157)	3,470
Total cash flow hedge derivatives	23,657	(5,914)	17,743	(6,711)	1,677	(5,034)
Total other comprehensive income (loss)	$83,349	$(20,837)	$62,512	$(29,576)	$7,392	$(22,184)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$47,579	$(11,895)	$35,684	$(16,062)	$4,246	$(11,816)
Reclassification adjustment for net (gains) losses realized in net income	182,792	(45,698)	137,094	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	11,020	(2,755)	8,265	11,799	(2,950)	8,849
Total securities available for sale and transferred securities	241,391	(60,348)	181,043	(4,263)	1,296	(2,967)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	83	(21)	62	83	(21)	62
Recognized net loss due to lump sum settlements	(13)	3	(10)	25	(6)	19
Change in net actuarial loss	263	(65)	198	216	(54)	162
Total pension and other postretirement benefit plans	333	(83)	250	324	(81)	243
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(2,007)	502	(1,505)	(24,569)	6,142	(18,427)
Reclassification adjustment for (gain) loss realized in net income	14,520	(3,630)	10,890	11,555	(2,889)	8,666
Total cash flow hedge derivatives	12,513	(3,128)	9,385	(13,014)	3,253	(9,761)
Total other comprehensive income (loss)	$254,237	$(63,559)	$190,678	$(16,953)	$4,468	$(12,485)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2024	$(204,670)	$(6,075)	$(8,978)	$(219,723)
Other comprehensive income (loss) before reclassification	43,949	—	(1,505)	42,444
Amounts reclassified from accumulated other comprehensive income (loss)	137,094	250	10,890	148,234
Net other comprehensive income (loss)	181,043	250	9,385	190,678
Balance at September 30, 2024	$(23,627)	$(5,825)	$407	$(29,045)

Balance at January 1, 2023	$(254,442)	$(5,792)	$(15,169)	$(275,403)
Other comprehensive income (loss) before reclassification	(2,967)	—	(18,427)	(21,394)
Amounts reclassified from accumulated other comprehensive income (loss)	—	243	8,666	8,909
Net other comprehensive income (loss)	(2,967)	243	(9,761)	(12,485)
Balance at September 30, 2023	$(257,409)	$(5,549)	$(24,930)	$(287,888)

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

Trustmark estimates the fair value of the MSR through the use of prevailing market participant assumptions and market participant valuation processes. This valuation is periodically tested and validated against other third-party firm valuations.

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the nine months ended September 30, 2024 and the year ended December 31, 2023.

	September 30, 2024
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$202,638	$202,638	$—	$—
U.S. Government agency obligations	19,335	—	19,335	—
Mortgage-backed securities	1,503,822	—	1,503,822	—
Securities available for sale	1,725,795	202,638	1,523,157	—
LHFS	216,454	—	216,454	—
MSR	125,853	—	—	125,853
Other assets	20,502	302	19,496	704
Other liabilities	28,306	336	27,970	—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$372,368	$372,368	$—	$—
U.S. Government agency obligations	5,792	—	5,792	—
Mortgage-backed securities	1,384,718	—	1,384,718	—
Securities available for sale	1,762,878	372,368	1,390,510	—
LHFS	184,812	—	184,812	—
MSR	131,870	—	—	131,870
Other assets - derivatives	23,316	7,685	14,786	845
Other liabilities - derivatives	35,600	21	35,579	—

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2024 and 2023 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2024	$131,870	$845
Total net (loss) gain included in Mortgage banking, net (1)	(15,436)	2,154
Additions	9,419	—
Sales	—	(2,295)
Balance, September 30, 2024	$125,853	$704

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2024	$(6,908)	$1,580

Balance, January 1, 2023	$129,677	$157
Total net (loss) gain included in Mortgage banking, net (1)	1,677	1,672
Additions	11,025	—
Sales	—	(1,632)
Balance, September 30, 2023	$142,379	$197

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2023	$8,734	$559

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at September 30, 2024, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At September 30, 2024, Trustmark had outstanding balances of $45.5 million with a related ACL of $17.3 million in collateral-dependent LHFI, compared to outstanding balances of $49.1 million with a related ACL of $12.4 million in collateral-dependent LHFI at December 31, 2023. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $803 thousand were remeasured during the first nine months of 2024, requiring write-downs of $130 thousand to reach their current fair values compared to $765 thousand of foreclosed assets that were remeasured during the first nine months of 2023, requiring write-downs of $205 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at September 30, 2024 and December 31, 2023, are as follows ($ in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$815,436	$815,436	$975,343	$975,343
Securities held to maturity	1,358,358	1,316,167	1,426,279	1,355,504
Level 3 Inputs:
Net LHFI	12,942,182	13,025,566	12,811,157	12,762,505

Financial Liabilities:
Level 2 Inputs:
Deposits	15,240,935	15,234,983	15,569,763	15,553,417
Federal funds purchased and securities sold under repurchase agreements	365,643	365,643	405,745	405,745
Other borrowings	443,458	443,458	483,230	483,226
Subordinated notes	123,647	119,063	123,482	108,125
Junior subordinated debt securities	61,856	48,248	61,856	48,856

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI. The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income (loss) in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three and nine months ended September 30, 2024, a net gain of $480 thousand and a net loss of $1.2 million, respectively, were recorded as noninterest income (loss) in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to net losses of $602 thousand and $841 thousand for the three and nine months ended September 30, 2023, respectively. Interest and fees on LHFS and LHFI for the three and nine months ended September 30, 2024 included $2.4 million and $6.3 million, respectively, of interest earned on LHFS accounted for under the fair value option, compared to $2.3 million and $5.9 million for the three and nine months ended September 30, 2023, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $89.4 million and $78.8 million at September 30, 2024 and December 31, 2023, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and ACL, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option at September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Fair value of LHFS	$127,015	$105,974
LHFS contractual principal outstanding	125,041	102,994
Fair value less unpaid principal	$1,974	$2,980

Note 18 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At September 30, 2024, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.390 billion compared to $1.125 billion at December 31, 2023.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $132 thousand and $341 thousand of amortization expense for the three and nine months ended September 30, 2024, respectively, compared to $13 thousand and $35 thousand of amortization expense for the three and nine months ended September 30, 2023, respectively. As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income (loss) during the same period. During the next twelve months, Trustmark estimates that $5.8 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $296.5 million at September 30, 2024 compared to $285.0 million at December 31, 2023. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $2.5 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the impact was a net negative ineffectiveness of $8.1 million and $4.1 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $116.5 million at September 30, 2024, with a negative valuation adjustment of $144 thousand, compared to $109.5 million, with a negative valuation adjustment of $994 thousand, at December 31, 2023.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $81.0 million at September 30, 2024, with a positive valuation adjustment of $704 thousand, compared to $61.9 million, with a positive valuation adjustment of $845 thousand, at December 31, 2023.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income (loss) in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivatives market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At September 30, 2024, Trustmark had interest rate swaps with an aggregate notional amount of $1.721 billion related to this program, compared to $1.500 billion at December 31, 2023.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At September 30, 2024, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements totaled $2.0 million compared to $1.4 million at December 31, 2023. At September 30, 2024 and December 31, 2023, Trustmark had posted collateral of $2.9 million and $2.0 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2024, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At September 30, 2024, Trustmark had entered into nine risk participation agreements as a beneficiary with aggregate notional amounts of $60.3 million compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $40.1 million at December 31, 2023. At September 30, 2024, Trustmark had entered into thirty-six risk participation agreements as a guarantor with aggregate notional amounts of $286.2 million compared to thirty-five risk participation agreements as a guarantor with aggregate notional amounts of $304.7 million at December 31, 2023. The aggregate fair values of these risk participation agreements were immaterial at both September 30, 2024 and December 31, 2023.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at September 30, 2024 and December 31, 2023 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30, 2024	December 31, 2023
Derivatives in hedging relationships:
Interest rate contracts:
Interest rate swaps included in other assets (1)	$3,766	$1,182
Interest rate floors included in other assets	3,181	1,689
Interest rate swaps included in other liabilities (1)	50	267

Derivatives not designated as hedging instruments:
Interest rate contracts:
Exchange traded purchased options included in other assets	$33	$180
OTC written options (rate locks) included in other assets	704	845
Futures contracts included in other assets	269	7,505
Interest rate swaps included in other assets (1)	12,536	11,910
Credit risk participation agreements included in other assets	13	5
Futures contracts included in other liabilities	16	—
Forward contracts included in other liabilities	144	994
Exchange traded written options included in other liabilities	320	21
Interest rate swaps included in other liabilities (1)	27,685	34,255
Credit risk participation agreements included in other liabilities	91	63

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives in hedging relationships:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS & LHFI	$(4,831)	$(4,627)	$(14,520)	$(11,555)

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$7,655	$(7,634)	$(478)	$(11,526)
Amount of gain (loss) recognized in bank card and other fees	(93)	381	(98)	571

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$14,120	$(8,504)	$(1,505)	$(18,427)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2024 and December 31, 2023 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of September 30, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$19,483	$—	$19,483	$(7,121)	$—	$12,362

Offsetting of Derivative Liabilities
As of September 30, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$27,735	$—	$27,735	$(7,121)	$(2,850)	$17,764

Offsetting of Derivative Assets
As of December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$14,781	$—	$14,781	$(4,339)	$—	$10,442

Offsetting of Derivative Liabilities
As of December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$34,522	$—	$34,522	$(4,339)	$(2,040)	$28,143

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General Banking
Net interest income	$153,189	$137,143	$424,236	$411,674
Provision for credit losses	6,551	10,646	33,631	20,015
Noninterest income (loss)	28,222	28,181	(92,376)	85,535
Noninterest expense	115,157	122,010	336,835	345,225
Income (loss) before income taxes	59,703	32,668	(38,606)	131,969
Income taxes	10,445	5,245	(21,675)	19,024
General banking income (loss)	$49,258	$27,423	$(16,931)	$112,945
Selected Financial Information
Total assets	$18,282,757	$18,126,327	$18,282,757	$18,126,327
Depreciation and amortization	$9,656	$9,483	$27,998	$25,496

Wealth Management
Net interest income	$1,525	$1,494	$4,337	$4,462
Provision for credit losses	(3)	(2,220)	162	(2,131)
Noninterest income	9,340	8,740	28,007	26,293
Noninterest expense	8,113	8,281	24,425	24,276
Income before income taxes	2,755	4,173	7,757	8,610
Income taxes	683	1,043	1,928	2,153
Wealth management income	$2,072	$3,130	$5,829	$6,457
Selected Financial Information
Total assets	$197,615	$194,837	$197,615	$194,837
Depreciation and amortization	$62	$63	$188	$199

Consolidated
Net interest income	$154,714	$138,637	$428,573	$416,136
Provision for credit losses	6,548	8,426	33,793	17,884
Noninterest income (loss)	37,562	36,921	(64,369)	111,828
Noninterest expense	123,270	130,291	361,260	369,501
Income (loss) from continuing operations before income taxes	62,458	36,841	(30,849)	140,579
Income taxes	11,128	6,288	(19,747)	21,177
Consolidated income (loss) from continuing operations	$51,330	$30,553	$(11,102)	$119,402
Selected Financial Information
Total assets from continuing operations	$18,480,372	$18,321,164	$18,480,372	$18,321,164
Depreciation and amortization from continuing operations	$9,718	$9,546	$28,186	$25,695

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889. At September 30, 2024, TNB had total assets of $18.478 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,500 full-time equivalent associates (measured at September 30, 2024) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Georgia (primarily in Atlanta, which is referred to herein as Trustmark's Georgia market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along two operating segments: General Banking Segment and Wealth Management Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023 (2023 Annual Report).

Executive Overview

In addition to the significant non-routine transactions that were completed during the second quarter of 2024, Trustmark's financial results for the first nine months of 2024 reflected continued growth in loans held for investment (LHFI), an increase in noninterest income and disciplined expense management. Please see the section captioned "Non-GAAP Financial Measures" for additional information regarding the significant non-routine transactions. Trustmark's capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. These accomplishments are the result of focused efforts to enhance Trustmark's long-term performance and competitiveness. Trustmark continues to implement technology and streamline processes to enhance its ability to grow and serve customers. Trustmark is well-positioned to compete in changing economic conditions and create long-term value for its shareholders. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share. The dividend is payable December 15, 2024, to shareholders of record on December 1, 2024.

Recent Economic and Industry Developments

Economic activity improved slightly during the first nine months of 2024; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, inflation, other economic and industry volatility, the 2024 election cycle in the United States, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

Market interest rates began to rise during 2022 after an extended period at historical lows. Starting in March 2022, the FRB began raising the target federal funds rate for the first time in three years and continued with multiple increases throughout 2022 and the first half of 2023. The FRB maintained the target federal funds rate at a range of 5.25% to 5.50% from July 2023 through September 2024. In September 2024, the FRB lowered the target federal funds rate to a range of 4.75% to 5.00% based on its confidence that inflation was moving substantially toward 2.00% and that the risks to achieving the FRB's employment and inflation goals were roughly balanced. In addition, the FRB increased the interest that it pays on reserves multiple times during 2022 and the first half of 2023 from 0.10% to 5.40% as of July 2023. The FRB maintained the rate it pays on reserves at 5.40% from July 2023 through September 2024. In September 2024, the FRB lowered the rate is pays on reserves to 4.90%. Prior period rate increases increased the competitive pressures on the deposit cost of funds. While rate cuts potentially reduce those competitive pressures, they increase pressure on Trustmark's net interest margin, a key component to its financial results. While the FRB has suggested that further rate cuts may occur in the near term, it is not possible to predict the direction, pace or magnitude of further changes in interest rates, or the impact any such rate changes will have on Trustmark's results of operations.

In the October 2024 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that during the reporting period (covering the period from August 26, 2024 through October 11, 2024) economic activity was little changed. Reports by the twelve Federal Reserve Districts (Districts) noted the following during the reporting period:

•
Most Districts reported declining manufacturing activity. Activity in the banking sector was generally steady to up slightly and loan demand was mixed, with some Districts noting improvement in the outlook due to the recent decline in interest rates. Reports on consumer spending were mixed, with some Districts noting shifts in the composition of purchases, mostly towards less expensive alternatives.
•
The housing market activity was generally steady as inventory continued to expand in much of the nation and home values largely held steady or rose slightly. Uncertainty about the path of mortgage rates kept some buyers on the sidelines and the lack of affordable housing remained a persistent problem in many communities. Commercial real estate markets were generally flat.
•
The short-lived dockworkers strike caused only minor temporary disruptions. Hurricane damage impacted crops and prompted pauses in business activity and tourism in the Southeast. Agricultural activity was flat to down modestly, with some crop prices remaining unprofitably low. Energy activity was also unchanged or down modestly and lower energy prices compressed producers' margins. Despite elevated uncertainty, contacts were somewhat more optimistic about the longer-term outlook.
•
Employment activity increased slightly during the reporting period, with more than half of the Districts reporting slight or modest growth and the remaining Districts reporting little or no change. Demand for workers eased somewhat and worker availability improved. However, contacts noted that it remained difficult to find workers with certain skills or for certain industries, such as technology, manufacturing and construction. Wages generally continued to rise at a modest to moderate pace. Contacts in multiple Districts pointed to a slowdown in the pace of wage increases as a result of improvements in worker availability. Larger than usual pay increases were still reported for some workers, such as those in the skilled trades or in remote areas.
•
Inflation continued to moderate with selling prices reportedly increasing at a slight to modest pace in most Districts. Home prices edged up in many Districts, while rents were reported to be steady or down slightly. Many Districts noted increasing price sensitivity among consumers. Input prices generally rose moderately. Several industries noted more acute pressures from rising insurance and healthcare costs. Multiple Districts reported that input prices generally rose faster than selling prices, compressing firms profit margins.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida, Georgia and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve’s Sixth District also noted that although loan growth was modest, financial institutions noted anticipating additional future loan demand in a lower rate environment and multifamily lending increased moderately as the demand for housing continued to exceed supply. The Federal Reserve’s Sixth District reported that deposits, including large time deposits, increased modestly, borrowings continued to decline as banks reduced reliance on more expensive sources of funding, and rising cash balances drove increasing cash-to-assets ratios at District institutions and across the industry broadly. The Federal Reserve’s Eighth District also noted that banks were able to adjust deposit rates downward without receiving much pushback from customers, past-due credit card payments increased but bankers' credit quality forecasts continued to be favorable and bankers reported positive moves in their capital and balance sheets due to favorable changes in bond values. The Federal Reserve’s Eleventh District reported that credit tightening continued and loan nonperformance rose but at a slower pace, there was a notable uptick in concern for the performance of office commercial real estate loans, and bankers reported working with borrowers to keep commercial real estate loans in good standing prior to maturity when they can be refinanced. The Federal Reserve’s Eleventh District also noted that despite increased concerns, bankers' outlooks turned sharply optimistic and contacts expect a significant improvement in loan demand and business activity six months from now, although they still anticipate continued deterioration in loan performance.

Financial Highlights

Trustmark reported net income of $51.3 million, or basic and diluted earnings per share (EPS) of $0.84, in the third quarter of 2024, compared to $34.0 million, or basic and diluted EPS of $0.56, in the third quarter of 2023. Trustmark’s reported performance during the quarter ended September 30, 2024 produced a return on average tangible equity of 12.86%, a return on average assets of 1.10%, an average equity to average assets ratio of 10.39% and a dividend payout ratio of 27.38%, compared to a return on average tangible equity of 11.32%, a return on average assets of 0.72%, an average equity to average assets ratio of 8.46% and a dividend payout ratio of 41.07% during the quarter ended September 30, 2023.

Trustmark reported net income of $166.7 million, or basic and diluted EPS of $2.72, for the nine months ended September 30, 2024, compared to $129.4 million, or basic and diluted EPS of $2.12 and $2.11, respectively, for the same time period in 2023. Trustmark's reported performance during the first nine months of 2024 produced a return on average tangible equity of 15.79%, a return on average assets of 1.19%, an average equity to average assets ratio of 9.52% and a dividend payout ratio of 25.37%, compared to return on average tangible equity of 14.77%, a return on average assets of 0.93%, an average equity to average assets ratio of 8.37% and a dividend payout ratio of 32.55% for the first nine months of 2023.

Trustmark completed the sale of FBBI during the second quarter of 2024. As such, financial results for the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, consist of both continuing and discontinued operations. The discontinued operations include the financial results of FBBI prior to the sale as well as the net gain on the sale in the second quarter. Trustmark reported net income from continuing operations of $51.3 million and a net loss from continuing operations of $11.1 million for the three and nine months ended September 30, 2024, respectively, compared to net income from continuing operations of $30.6 million and $119.4 million, respectively, for the same time periods in 2023. Trustmark's reported performance from continuing operations for the three and nine month ended September 30, 2024 produced a return on average tangible equity of 12.86% and -1.02%, respectively, and a return on average assets of 1.10% and -0.08%, respectively, compared to a return on average tangible equity of 9.72% and 13.03%, respectively, and a return on average assets of 0.65% and 0.86%, respectively, for the same time periods in 2023. The net loss from continuing operations for the nine months ended September 30, 2024 was principally due to the loss on the sale of available for sale securities during the second quarter of 2024.

Total revenue, which is defined as net interest income plus noninterest income (loss), for the three months ended September 30, 2024 was $192.3 million, an increase of $16.7 million, or 9.5%, when compared to the same time period in 2023, principally due to an increase in net interest income primarily resulting from increases in interest and fees from loans held for sale (LHFS) and LHFI and interest on securities as well as a decline in other interest expense, partially offset by an increase in interest expense on deposits. Total revenue for the nine months ended September 30, 2024 was $364.2 million, a decrease of $163.8 million, or 31.0%, when compared to the same time period in 2023, reflecting a decline in noninterest income, primarily as a result of the loss on the sale of available for sale securities partially offset by an increase in other, net, and an increase in net interest income, primarily resulting from increases in interest and fees from LHFS and LHFI and interest on securities as well as a decline in other interest expense, partially offset by an increase in interest expense on deposits.

Net interest income for the three and nine months ended September 30, 2024 totaled $154.7 million and $428.6 million, respectively, an increase of $16.1 million, or 11.6%, and $12.4 million, or 3.0%, respectively, when compared to the same time periods in 2023, principally attributable to increases in interest and fees from LHFS and LHFI and interest on securities as well as a decline in other interest expense, partially offset by an increase in interest expense on deposits. Interest income totaled $251.6 million and $720.6 million for the three and nine months ended September 30, 2024, respectively, an increase of $23.1 million, or 10.1%, and $74.6 million, or 11.6%, respectively, when compared to the same time periods in 2023, principally due to increases in interest and fees on LHFS and LHFI, primarily as a result of the higher interest rate environment and loan growth, and interest on securities, primarily as a result of restructuring the securities portfolio during the second quarter of 2024. Interest expense totaled $96.9 million and $292.0 million for the three and nine months ended September 30, 2024, respectively, an increase of $7.0 million, or 7.8%, and $62.2 million, or 27.1%, respectively, when compared to the same time periods in 2023. The increase in interest expense when the three and nine months ended September 30, 2024 are compared to the same time periods in 2023 was principally due to an increase in interest on deposits primarily due to rising interest rates, increased competition for deposits and higher average balances, partially offset by a decrease in other interest expense primarily due to a decrease in short-term Federal Home Loan Bank (FHLB) advances.

Noninterest income (loss) for the three and nine months ended September 30, 2024 totaled $37.6 million and a negative $64.4 million, respectively, an increase of $641 thousand, or 1.7%, and a decrease of $176.2 million, respectively, when compared to the same time periods in 2023. The decrease in noninterest income (loss) when the first nine months of 2024 is compared to the same time period in 2023 was primarily due to the $182.8 million loss on the sale of the available for sale securities during the second quarter of 2024, partially offset by an increase in other, net. Other, net totaled $13.5 million for the nine months ended September 30, 2024, an increase of $5.9 million, or 76.6%, when compared to the same time period in 2023, principally due to the $8.1 million Visa C shares fair value adjustment during the second quarter of 2024 as well as an increase in cash management service fees, partially offset by the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans recorded during the second quarter of 2024.

Noninterest expense for the three and nine months ended September 30, 2024 totaled $123.3 million and $361.3 million, respectively, a decrease of $7.0 million, or 5.4%, and $8.2 million, or 2.2%, respectively, when compared to the same time periods in 2023. The decrease in noninterest expense for the three months ended September 30, 2024 was principally due to the $6.5 million litigation settlement expense recorded during the third quarter of 2023 as well as a decline in services and fees partially offset by an increase in other expense. The decrease in noninterest expense for the nine months ended September 30, 2024 was principally due to the $6.5 million litigation settlement expense recorded during the third quarter of 2023 as well as declines in services and fees and salaries and employee benefits partially offset by an increase in other expense. Services and fees for the three and nine months ended September 30, 2024 totaled $25.7 million and $74.9 million, respectively, a decrease of $1.7 million, or 6.4%, and $5.4 million, or 6.8%, respectively, when compared to the same time periods in 2023, principally due to declines in outside services and fees, primarily related to other services and fees and legal expense, communication expense, primarily related to telephone expense, and advertising expense, partially offset by an increase in data processing expenses related to software. Salaries and employee benefits totaled $197.0 million for the nine months ended September 30, 2024, a decrease of $1.9 million, or 1.0%, when compared to the same time period in 2023, principally due to declines in commissions related to mortgage production, other salaries expense and medical insurance expense, partially offset by an increase in salaries expense primarily due to general merit increases. Other expense totaled $17.3 million and $48.7 million for the three and nine months ended September 30, 2024, respectively, an increase of $2.3 million, or 15.1%, and $5.7 million, or 13.3%, respectively, when compared to the same time periods in 2023. The increase in other expense when the three and nine months ended September 30, 2024 are compared to the same time periods in 2023 was principally due to increases in FDIC assessment expense, primarily due to an increase in the assessment rate, and other real estate expense, net, primarily attributable to a reserve for other real estate write-down recorded for one foreclosed property in the Texas market region which was under contract to be sold during the fourth quarter of 2024.

Trustmark’s total PCL on LHFI for the three months ended September 30, 2024 totaled $7.9 million, a decrease of $399 thousand, or 4.8%, when compared to the same time period in 2023. The PCL, LHFI for the three months ended September 30, 2024 primarily reflected increases in required reserves related to individually analyzed LHFI and the implementation of the External Factor-Credit Quality Review qualitative factor, partially offset by declines in required reserves resulting from the update of the macroeconomic forecasts and net changes in other qualitative reserve factors. During the third quarter of 2024, Trustmark activated the External Factor – Credit Quality Review qualitative factor to ensure reserve adequacy for collectively evaluated commercial loans that may not have been identified and downgraded timely for various reasons. Please see the section captioned “Allowance for Credit Losses: LHFI” for additional information regarding the External Factor-Credit Quality Review qualitative factor. The PCL, LHFI for the nine months ended September 30, 2024 totaled $39.0 million and included a $8.6 million PCL, LHFI sale of 1-4 family mortgage loans for the credit-related portion of the loss on the sale of the 1-4 family mortgage loans. The PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, for the nine months ended September 30, 2024 totaled $30.3 million, compared to $19.8 million for the same time period in 2023. The PCL on LHFI, excluding the PCL, LHFI 1-4 family mortgage loans, for the nine months ended September 30, 2024 primarily reflected an increase in required reserves as a result of net adjustments to the qualitative factors due to credit migration, implementation of the External Factor-Credit Quality Review qualitative factor, and specific reserves for individually analyzed LHFI, partially offset by net changes in the macroeconomic forecast associated with specific loss driver models as a result of loss driver updates and net changes in other qualitative reserve factors.

The PCL on off-balance sheet credit exposures totaled a negative $1.4 million and a negative $5.2 million for the three and nine months ended September 30, 2024, respectively, compared to $104 thousand and a negative $1.9 million, respectively, for the same time periods in 2023. The release in PCL on off-balance sheet credit exposures for the three months ended September 30, 2024, primarily reflected a decrease in required reserves as a result of a decrease in unfunded commitments and changes in the total reserve rate, partially offset by an increase in required reserves as a result of implementing the External Factor-Credit Quality Review qualitative reserve factor. The release in PCL on off-balance sheet credit exposures for the nine months ended September 30, 2024, primarily reflected a decrease in required reserves as a result of a decrease in unfunded commitments and changes in the total reserve rate, partially offset by an increase in required reserves as a result of implementing the performance trend and the External Factor-Credit Quality Review qualitative reserve factors. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At September 30, 2024, nonperforming assets totaled $77.7 million, a decrease of $29.1 million, or 27.3%, compared to December 31, 2023, reflecting declines in both nonaccrual LHFI and other real estate. Nonaccrual LHFI totaled $73.8 million at September 30, 2024, a decrease of $26.2 million, or 26.2%, relative to December 31, 2023, primarily as a result of the sale of 1-4 family mortgage loans during the second quarter of 2024 as well as the resolution of two large nonaccrual commercial credits in the Texas and Alabama market regions, partially offset by three large commercial credits placed on nonaccrual in the Alabama and Texas market regions. Other real estate, net totaled $3.9 million at September 30, 2024, a decrease of $2.9 million, or 42.9%, when compared to December 31, 2023, principally due to properties sold in the Mississippi and Alabama market regions and a reserve for other real estate write-downs recorded for a foreclosed property in the Texas market region which is under contract to be sold during the fourth quarter of 2024, partially offset by properties foreclosed in the Mississippi market region.

LHFI totaled $13.100 billion at September 30, 2024, an increase of $149.6 million, or 1.2%, compared to December 31, 2023. The increase in LHFI during the first nine months of 2024 was primarily due to net growth in LHFI secured by real estate and other commercial loans and leases partially offset by declines in commercial and industrial LHFI and state and other political subdivision LHFI. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $15.241 billion at September 30, 2024, a decrease of $328.8 million, or 2.1%, compared to December 31, 2023. During the first nine months of 2024, noninterest-bearing deposits decreased $54.8 million, or 1.7%, principally due to declines in consumer noninterest-bearing demand deposit accounts. Interest-bearing deposits decreased $274.0 million, or 2.2%, during the first nine months of 2024, primarily due to declines in public and consumer interest checking accounts, consumer savings accounts and brokered certificates of deposits (CDs), partially offset by growth in commercial interest checking accounts and commercial and consumer money market deposit accounts (MMDA) and CDs.

Federal funds purchased and securities sold under repurchase agreements totaled $365.6 million at September 30, 2024, a decrease of $40.1 million, or 9.9%, compared to December 31, 2023, principally due to a decrease in upstream federal funds purchased. Other borrowings totaled $443.5 million at September 30, 2024, a decrease of $39.8 million, or 8.2%, compared to December 31, 2023, principally due to a decline in outstanding short-term FHLB advances with the FHLB of Dallas.

Recent Legislative and Regulatory Developments

On September 17, 2024, the FDIC finalized changes to its Statement of Policy on Bank Merger Transactions (Policy Statement), which outlines factors that the FDIC will consider when evaluating a proposed bank merger transaction. Also on September 17, 2024, the United States Department of Justice (DOJ) withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that the DOJ applies to mergers in all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. While the effect of these changes for particular transactions remains unclear, both the Policy Statement and the change in the DOJ’s bank merger antitrust policy may make it more difficult and/or costly for banks to obtain regulatory approval for an acquisition or otherwise result in more onerous conditions to obtain approval for an acquisition.

On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. The proposal would, among other changes, broaden the definition of deposit broker to include agents that place or facilitate the placement of third-party deposits at only one insured depository institution and agents that receive a fee or other remuneration in exchange for the placement of deposits. In addition, the proposal would narrow the exception to the definition of deposit broker for agents whose primary purpose is not the placement of funds with depository institutions. While Trustmark is evaluating the potential impact of the proposed rule, if the rule is finalized as proposed, Trustmark may be required to classify a greater amount of its deposits obtained with the involvement of third parties as brokered deposits. An increase in the amount of brokered deposits on Trustmark’s balance sheet could, among other consequences, increase Trustmark’s deposit insurance assessment costs.

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

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated Statements of Income (Loss)
Total interest income	$251,592	$228,522	$720,583	$645,950
Total interest expense	96,878	89,885	292,010	229,814
Net interest income	154,714	138,637	428,573	416,136
PCL, LHFI	7,923	8,322	30,327	19,777
PCL, LHFI sale of 1-4 family mortgage loans	—	—	8,633	—
PCL, off-balance sheet credit exposures	(1,375)	104	(5,167)	(1,893)
Noninterest income (loss)	37,562	36,921	(64,369)	111,828
Noninterest expense	123,270	130,291	361,260	369,501
Income (loss) from continuing operations before income taxes	62,458	36,841	(30,849)	140,579
Income taxes from continuing operations	11,128	6,288	(19,747)	21,177
Income (loss) from continuing operations	51,330	30,553	(11,102)	119,402
Income from discontinued operations before income taxes	—	4,649	237,152	13,337
Income taxes from discontinued operations	—	1,173	59,353	3,373
Income from discontinued operations	—	3,476	177,799	9,964
Net income	$51,330	$34,029	$166,697	$129,366

Total Revenue (1)	$192,276	$175,558	$364,204	$527,964

Per Share Data (2)
Basic earnings (loss) per share (EPS) from continuing operations	$0.84	$0.50	$(0.18)	$1.96
Basic EPS from discontinued operations	$—	$0.06	$2.91	$0.16
Basic EPS - total	$0.84	$0.56	$2.72	$2.12

Diluted EPS from continuing operations	$0.84	$0.50	$(0.18)	$1.95
Diluted EPS from discontinued operations	$—	$0.06	$2.90	$0.16
Diluted EPS - total	$0.84	$0.56	$2.72	$2.11

Cash dividends per share	$0.23	$0.23	$0.69	$0.69

Performance Ratios
Return on average equity	10.62%	8.53%	12.54%	11.07%
Return on average equity from continuing operations	10.62%	7.66%	-0.83%	10.22%
Return on average tangible equity	12.86%	11.32%	15.79%	14.77%
Return on average tangible equity from continuing operations	12.86%	9.72%	-1.02%	13.03%
Return on average assets	1.10%	0.72%	1.19%	0.93%
Return on average assets from continuing operations	1.10%	0.65%	-0.08%	0.86%
Average equity / average assets	10.39%	8.46%	9.52%	8.37%
Net interest margin (fully taxable equivalent)	3.69%	3.29%	3.43%	3.34%
Dividend payout ratio	27.38%	41.07%	25.37%	32.55%
Dividend payout ratio from continuing operations	27.38%	46.00%	-383.33%	35.20%

Credit Quality Ratios
Net charge-offs (recoveries) (excl sale of 1-4 family mortgage loans) / average loans	0.14%	0.11%	0.12%	0.06%
PCL, LHFI (excl PCL, LHFI sale of 1-4 family mortgage loans) / average loans	0.24%	0.26%	0.30%	0.21%
Nonaccrual LHFI / (LHFI + LHFS)	0.55%	0.70%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.58%	0.74%
ACL, LHFI / LHFI	1.21%	1.05%
(1)
Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income (loss).
(2)
Due to rounding, EPS from continuing operations and discontinued operations may not sum to EPS from net income.

	September 30,
	2024	2023
Consolidated Balance Sheets
Total assets	$18,480,372	$18,390,839
Securities	3,084,153	3,204,461
Total loans (LHFI + LHFS)	13,316,565	12,979,503
Deposits	15,240,935	15,101,923
Total shareholders' equity	1,980,096	1,570,351

Stock Performance
Market value - close	$31.82	$21.73
Book value	32.35	25.71
Tangible book value	26.88	20.23

Capital Ratios
Total equity / total assets	10.71%	8.54%
Tangible equity / tangible assets	9.07%	6.84%
Tangible equity / risk-weighted assets	10.97%	8.16%
Tier 1 leverage ratio	9.65%	8.49%
Common equity Tier 1 risk-based capital ratio	11.30%	9.89%
Tier 1 risk-based capital ratio	11.70%	10.29%
Total risk-based capital ratio	13.71%	12.11%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,923,248	$1,582,885	$1,776,291	$1,562,551
Less: Goodwill		(334,605)	(334,605)	(334,605)	(334,605)
Identifiable intangible assets		(168)	(287)	(196)	(349)
Total average tangible equity		$1,588,475	$1,247,993	$1,441,490	$1,227,597

PERIOD END BALANCES
Total shareholders' equity		$1,980,096	$1,570,351
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		(153)	(269)
Total tangible equity	(a)	$1,645,338	$1,235,477

TANGIBLE ASSETS
Total assets		$18,480,372	$18,390,839
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		(153)	(269)
Total tangible assets	(b)	$18,145,614	$18,055,965
Risk-weighted assets	(c)	$15,004,024	$15,143,531

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income (loss) from continuing operations		$51,330	$30,553	$(11,102)	$119,402
Plus: Intangible amortization net of tax from continuing operations		21	25	61	192
Net income (loss) from continuing operations adjusted for intangible amortization		$51,351	$30,578	$(11,041)	$119,594
Period end shares outstanding	(d)	61,206,606	61,070,095

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity from continuing operations (1)		12.86%	9.72%	-1.02%	13.03%
Tangible equity/tangible assets	(a)/(b)	9.07%	6.84%
Tangible equity/risk-weighted assets	(a)/(c)	10.97%	8.16%
Tangible book value	(a)/(d)*1,000	$26.88	$20.23

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,980,096	$1,570,351
CECL transitional adjustment		6,500	13,000
AOCI-related adjustments		29,045	287,888
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(320,757)	(370,219)
Other adjustments and deductions for CET1 (2)		(115)	(2,803)
CET1 capital	(e)	1,694,769	1,498,217
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 capital		$1,754,769	$1,558,217

Common equity tier 1 risk-based capital ratio	(e)/(c)	11.30%	9.89%
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

Trustmark completed the following significant non-routine transactions during the second quarter of 2024, which are included in the financial results for the nine months ended September 30, 2024:

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
•
On April 8, 2024, Visa commenced an initial exchange offer expiring on May 3, 2024, for any and all outstanding shares of Visa Class B-1 common stock (Visa B-1 shares). Holders participating in the exchange offer would receive a combination of Visa Class B-2 common stock (Visa B-2 shares) and Visa Class C common stock (Visa C shares) in exchange for Visa B-1 shares that were validly tendered and accepted for exchange by Visa. TNB tendered its 38.7 thousand Visa B-1 shares, which were accepted by Visa. In exchange for each Visa B-1 share that was validly tendered and accepted for exchange by Visa, TNB received 50.0% of a newly issued Visa B-2 share and newly issued Visa C shares equivalent in value to 50.0% of a Visa B-1 share. The Visa C shares that were received by TNB were recognized at fair value, which resulted in a gain of $8.1 million ($6.0 million, net of taxes) and was recorded to noninterest income (loss) in other, net during the second quarter of 2024. During the third quarter of 2024, TNB sold all of the Visa C shares for approximately the same carrying value as of June 30, 2024. The Visa B-2 shares were recorded at their nominal carrying value.

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income (loss) from continuing operations (GAAP)	$51,330	$30,553	$(11,102)	$119,402

Significant non-routine transactions (net of taxes):
PCL, LHFI sale of 1-4 family mortgage loans	—	—	6,475	—
Loss on sale of 1-4 family mortgage loans	—	—	3,598	—
Visa C shares fair value adjustment	—	—	(6,042)	—
Security gains (losses), net	—	—	137,094	—
Litigation settlement expense	—	4,875	—	4,875
Net income adjusted for significant non-routine transactions (Non-GAAP)	$51,330	$35,428	$130,023	$124,277

Diluted EPS from adjusted continuing operations	$0.84	$0.58	$2.12	$2.03

Financial Ratios - Reported (GAAP)
Return on average equity from continuing operations	10.62%	7.66%	-0.83%	10.22%
Return on average tangible equity from continuing operations	12.86%	9.72%	-1.02%	13.03%
Return on average assets from continuing operations	1.10%	0.65%	-0.08%	0.86%

Financial Ratios - Adjusted (Non-GAAP)
Return on average equity from adjusted continuing operations	10.62%	8.87%	9.40%	10.63%
Return on average tangible equity from adjusted continuing operations	12.86%	11.25%	11.49%	13.55%
Return on average assets from adjusted continuing operations	1.10%	0.75%	0.93%	0.89%

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

Net interest income-FTE for the three months ended September 30, 2024, increased $16.1 million, or 11.3%, when compared to the same time period in 2023 principally due to increases in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable as well as a decline in other interest expense, partially offset by an increase in interest on deposits. Net interest income-FTE for the nine months ended September 30, 2024 increased $12.3 million, or 2.9%, when compared with the same time period in 2023 principally due to increases in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable as well as a decline in other interest expense, partially offset by an increase in interest on deposits and a decline in other interest income. The net interest margin-FTE for the three and nine months ended September 30, 2024 increased 40 basis points to 3.69% and 9 basis points to 3.43%, respectively, when compared to the same time periods in 2023, principally due to increases in the yields on the LHFS and LHFI portfolios and the securities portfolio, primarily due to the restructuring of the available for sale securities portfolio during the second quarter of 2024, partially offset by an increase in the cost of interest-bearing deposits.

Average interest-earning assets for the three months ended September 30, 2024 was $17.016 billion compared to $17.110 billion for the same time period in 2023, a decline of $94.9 million, or 0.6%, principally due to a decline in average total securities and average other earning assets partially offset by an increase in average loans (LHFS and LHFI). Average interest-earning assets for the nine months ended September 30, 2024 was $17.097 billion compared to $17.076 billion for the same time period in 2023, an increase of $21.5 million, or 0.1%, principally due to an increase in average loans (LHFS and LHFI) largely offset by a decline in average total securities and average other earning assets. Average loans (LHFS and LHFI) increased $452.7 million, or 3.5%, and $555.3 million, or 4.4%, when the three and nine months ended September 30, 2024, respectively, are compared to the same time periods in 2023, principally due to an increase in the average balance of the LHFI portfolio of $442.0 million, or 3.5%, and $538.1 million, or 4.3%, respectively. The increase in the LHFI portfolio when the balances at September 30, 2024 are compared to September 30, 2023 was principally due to net growth in LHFI secured by real estate and other commercial loans and leases partially offset by declines in commercial and industrial loans and state and other political subdivision loans. Average total securities declined $472.6 million, or 13.5%, and $374.9 million, or 10.4%, respectively, when the three and nine months ended September 30, 2024 are compared to the same time periods in 2023, principally due to available for sale securities sold net of available for sale securities purchased as part of the restructuring of the available for sale securities portfolio during the second quarter of 2024 as well as calls, maturities and pay-downs of the loans underlying GSE guaranteed securities. Average other earning assets decreased $75.4 million, or 11.0%, and $157.2 million, or 21.0%, respectively, when the three and nine months ended September 30, 2024 are compared to the same time periods in 2023, primarily due to decreases in reserves held at the FRBA and investments in FHLB stock.

Interest income-FTE for the three and nine months ended September 30, 2024 totaled $254.9 million and $730.6 million, respectively, an increase of $23.1 million, or 10.0%, and $74.4 million, or 11.3%, respectively, while the yield on total earning assets increased to 5.96% and 5.71%, respectively, compared to 5.38% and 5.14%, respectively, for the same time periods in 2023. The increase in interest income-FTE for the three months ended September 30, 2024 was primarily due to increases in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable. The increase in interest income-FTE for the nine months ended September 30, 2024 was primarily due to increases in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable partially offset by a decline in other interest income. During the three and nine months ended September 30, 2024, interest and fees on LHFS and LHFI-FTE increased $13.9 million, or 6.7%, and $67.9 million, or 11.7%, respectively, while the yield on LHFS and LHFI increased 21 basis points to 6.55% and 43 basis points to 6.50%, respectively, when compared to the same time periods in 2023, primarily due to the higher interest rate environment as well as the increase in the average balance of LHFI. Interest on securities-taxable increased $9.5 million, or 57.4%, and $9.6 million, or 19.1%, respectively, when the three and nine months ended September 30, 2024 are compared to the same time periods in 2023, while the yield on securities-taxable increased to 3.44% and 2.48%, respectively, compared to 1.89% and 1.87%, respectively, principally due to the restructuring of the available for sale securities portfolio during the second quarter of 2024. During the nine months ended September 30, 2024, other interest income declined $2.7 million, or 9.9%, while the yield on other earning assets increased 68 basis points to 5.55% when compared to the same time period in 2023, principally due to a decline in interest earned on reserves held at the FRBA.

Average interest-bearing liabilities for the three months ended September 30, 2024 totaled $13.088 billion compared to $13.105 billion for the same time period in 2023, a decrease of $17.2 million, or 0.1%, principally due to declines in average other borrowings and average federal funds purchased and securities sold under repurchase agreements largely offset by growth in average interest-bearing deposits. Average interest-bearing liabilities for the nine months ended September 30, 2024 totaled $13.280 billion compared to $12.914 billion for the same time period in 2023, an increase of $365.6 million, or 2.8%, principally due to growth in interest-bearing deposits partially offset by a decline in average other borrowings. Average interest-bearing deposits for the three and nine months ended September 30, 2024 increased $594.4 million, or 5.1%, and $1.038 billion, or 9.3%, respectively, when compared to the same time periods in 2023, reflecting growth in average time deposits and average interest-bearing demand deposits, partially offset by declines in average savings deposits. Average federal funds purchased and securities sold under repurchase agreements for the three months ended September 30, 2024 decreased $39.1 million, or 9.4%, when compared to the same time period in 2023, principally due to a decline in upstream federal funds purchased. Average other borrowings for the three and nine months ended September 30, 2024 decreased $572.5 million, or 52.2%, and $671.4 million, or 51.6%, respectively, when compared to the same time periods in 2023, principally due to the decrease in outstanding short-term FHLB advances with the FHLB of Dallas as a result of changes in funding needs.

Interest expense for the three and nine months ended September 30, 2024 totaled $96.9 million and $292.0 million, respectively, an increase of $7.0 million, or 7.8%, and $62.2 million, or 27.1%, respectively, when compared with the same time periods in 2023, while the rate on total interest-bearing liabilities increased 22 basis points and 56 basis points, respectively, to 2.94%, principally due to an increase in interest on deposits partially offset by a decline in other interest expense. Interest on deposits for the three and nine months ended September 30, 2024 increased $16.2 million, or 23.3%, and $88.3 million, or 53.5%, respectively, while the rate on interest-bearing deposits increased 42 basis points to 2.81% and 80 basis points to 2.77%, respectively, when compared to the same time periods in 2023, primarily due to higher interest rates, reflecting the increased competitive pressures on deposits, and increases in average balances of time deposits and MMDA accounts. Other interest expense for the three and nine months ended September 30, 2024 decreased $8.7 million, or 59.4%, and $27.2 million, or 54.8%, respectively, while the rate on other borrowings decreased 79 basis points to 4.53% and 35 basis points to 4.75%, respectively, when compared to the same time periods in 2023, primarily due to the decrease in outstanding short-term FHLB advances with the FHLB of Dallas.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2024			2023

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$653	$9	5.48%	$230	$3	5.17%
Securities - taxable	3,027,942	26,162	3.44%	3,494,901	16,624	1.89%
Securities - nontaxable	—	—	—	5,686	58	4.05%
Loans (LHFS and LHFI)	13,379,658	220,433	6.55%	12,926,942	206,523	6.34%
Other earning assets	607,275	8,293	5.43%	682,644	8,613	5.01%
Total interest-earning assets	17,015,528	254,897	5.96%	17,110,403	231,821	5.38%
Other assets	1,646,241			1,721,310
ACL, LHFI	(154,476)			(127,915)
Total assets	$18,507,293			$18,703,798

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$12,187,523	86,043	2.81%	$11,593,096	69,797	2.39%
Federal funds purchased and securities sold under repurchase agreements	375,559	4,864	5.15%	414,696	5,375	5.14%
Other borrowings	524,884	5,971	4.53%	1,097,398	14,713	5.32%
Total interest-bearing liabilities	13,087,966	96,878	2.94%	13,105,190	89,885	2.72%
Noninterest-bearing demand deposits	3,221,516			3,429,815
Other liabilities	274,563			585,908
Shareholders' equity	1,923,248			1,582,885
Total liabilities and shareholders' equity	$18,507,293			$18,703,798

Net interest margin		158,019	3.69%		141,936	3.29%

Less tax equivalent adjustment		3,305			3,299
Net interest margin per consolidated statements of income (loss)		$154,714			$138,637

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$294	$12	5.45%	$1,953	$78	5.34%
Securities - taxable	3,219,800	59,725	2.48%	3,587,670	50,164	1.87%
Securities - nontaxable	150	5	4.45%	7,161	219	4.09%
Loans (LHFS and LHFI)	13,286,538	646,288	6.50%	12,731,268	578,431	6.07%
Other earning assets	590,433	24,527	5.55%	747,627	27,217	4.87%
Total interest-earning assets	17,097,215	730,557	5.71%	17,075,679	656,109	5.14%
Other assets	1,705,473			1,707,608
ACL, LHFI	(145,510)			(123,313)
Total assets	$18,657,178			$18,659,974

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$12,236,259	253,440	2.77%	$11,198,409	165,104	1.97%
Federal funds purchased and securities sold under repurchase agreements	412,679	16,118	5.22%	413,608	15,072	4.87%
Other borrowings	630,766	22,452	4.75%	1,302,133	49,638	5.10%
Total interest-bearing liabilities	13,279,704	292,010	2.94%	12,914,150	229,814	2.38%
Noninterest-bearing demand deposits	3,175,371			3,611,592
Other liabilities	425,812			571,681
Shareholders' equity	1,776,291			1,562,551
Total liabilities and shareholders' equity	$18,657,178			$18,659,974

Net interest margin		438,547	3.43%		426,295	3.34%

Less tax equivalent adjustment		9,974			10,159
Net interest margin per consolidated statements of income (loss)		$428,573			$416,136

Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, totaled $7.9 million and $30.3 million for the three and nine months ended September 30, 2024, respectively, compared to $8.3 million and $19.8 million, respectively, for the same time periods in 2023. The PCL on LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, for the three months ended September 30, 2024 primarily reflected increases in required reserves related to individually analyzed LHFI and the implementation of the External Factor-Credit Quality Review qualitative factor, partially offset by declines in required reserves resulting from the update of the macroeconomic forecasts and net changes in other qualitative reserve factors. The PCL on LHFI, excluding the PCL, LHFI 1-4 family mortgage loans, for the nine months ended September 30, 2024 primarily reflected an increase in required reserves as a result of net adjustments to the qualitative factors due to credit migration, implementation of the External Factor-Credit Quality Review qualitative factor, and specific reserves for individually analyzed LHFI, partially offset by net changes in the macroeconomic forecast associated with specific loss driver models as a result of loss driver updates and net changes in other qualitative reserve factors.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled a negative $1.4 million and a negative $5.2 million for the three and nine months ended September 30, 2024, respectively, compared to $104 thousand and a negative $1.9 million, respectively, for the same time periods in 2023. The release in PCL on off-balance sheet credit exposures for the three months ended September 30, 2024, primarily reflected a decrease in required reserves as a result of a decrease in unfunded commitments and changes in the total reserve rate, partially offset by an increase in required reserves as a result of implementing the External Factor-Credit Quality Review qualitative reserve factor. The release in PCL on off-balance sheet credit exposures for the nine months ended September 30, 2024, primarily reflected a decrease in required reserves as a result of a decrease in unfunded commitments and changes in the total reserve rate, partially offset by an increase in required reserves as a result of implementing the performance trend and the External Factor-Credit Quality Review qualitative reserve factors.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income (Loss)

The following table provides the comparative components of noninterest income (loss) for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Service charges on deposit accounts	$11,272	$11,074	$198	1.8%	$33,154	$32,105	$1,049	3.3%
Bank card and other fees	7,931	8,217	(286)	-3.5%	24,584	24,937	(353)	-1.4%
Mortgage banking, net	6,119	6,458	(339)	-5.2%	19,238	20,697	(1,459)	-7.0%
Wealth management	9,288	8,773	515	5.9%	27,932	26,435	1,497	5.7%
Other, net	2,952	2,399	553	23.1%	13,515	7,654	5,861	76.6%
Security gains (losses), net	—	—	—	—	(182,792)	—	(182,792)	-100.0%
Total noninterest income (loss)	$37,562	$36,921	$641	1.7%	$(64,369)	$111,828	$(176,197)	n/m

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

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income (loss) for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Mortgage servicing income, net	$7,127	$6,916	$211	3.1%	$21,054	$20,465	$589	2.9%
Change in fair value-MSR from runoff	(3,154)	(3,203)	49	1.5%	(8,527)	(7,058)	(1,469)	-20.8%
Gain on sales of loans, net	4,648	3,748	900	24.0%	14,808	11,432	3,376	29.5%
Mortgage banking income before net hedge ineffectiveness	8,621	7,461	1,160	15.5%	27,335	24,839	2,496	10.0%
Change in fair value-MSR from market changes	(10,406)	6,809	(17,215)	n/m	(6,909)	8,735	(15,644)	n/m
Change in fair value of derivatives	7,904	(7,812)	15,716	n/m	(1,188)	(12,877)	11,689	90.8%
Net hedge ineffectiveness	(2,502)	(1,003)	(1,499)	n/m	(8,097)	(4,142)	(3,955)	-95.5%
Mortgage banking, net	$6,119	$6,458	$(339)	-5.2%	$19,238	$20,697	$(1,459)	-7.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net for the three months ended September 30, 2024 when compared to the same time period in 2023 was principally due to an increase in the net negative hedge ineffectiveness, partially offset by an increase in the gain on sales of loans, net. The decrease in mortgage banking, net for the nine months ended September 30, 2024 when compared to the same time period in 2023 was principally due to increases in the net negative hedge ineffectiveness and the run-off of the MSR, partially offset by an increase in the gain on sales of loans, net. Mortgage loan production for the three and nine months ended September 30, 2024 was $392.1 million and $1.046 billion, respectively, an increase of $2.2 million, or 0.6%, and a decrease of $136.7 million, or 11.6%, respectively, when compared to the same time periods in 2023. Loans serviced for others totaled $8.691 billion at September 30, 2024, compared with $8.403 billion at September 30, 2023, an increase of $287.9 million, or 3.4%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The increase in the gain on sales of loans, net when the three months ended September 30, 2024 is compared to the same time period in 2023, was primarily the result of higher profit margins in secondary marketing activities and an increase in the mortgage valuation adjustment, partially offset by a decline in the volume of loans sold. The increase in the gain on sales of loans, net when the nine months ended September 30, 2024 is compared to the same time period in 2023, was primarily the result of higher profit margins in secondary marketing activities partially offset by declines in the mortgage valuation adjustment and the volume of loans sold. Loan sales totaled $288.5 million and $843.6 million for the three and nine months ended September 30, 2024, respectively, a decrease of $55.2 million, or 16.1%, and $49.4 million, or 5.5%, respectively, when compared with the same time periods in 2023.

Other, Net

The following table illustrates the components of other, net included in noninterest income (loss) for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,977)	$(1,995)	$18	0.9%	$(5,635)	$(5,975)	$340	5.7%
Increase in life insurance cash surrender value	1,883	1,784	99	5.5%	5,587	5,193	394	7.6%
Loss on sale of 1-4 family mortgage loans	—	—	—	—	(4,798)	—	(4,798)	-100.0%
Visa C shares fair value adjustment	—	—	—	—	8,056	—	8,056	100.0%
Other miscellaneous income	3,046	2,610	436	16.7%	10,305	8,436	1,869	22.2%
Total other, net	$2,952	$2,399	$553	23.1%	$13,515	$7,654	$5,861	76.6%

The increase in other, net when the nine months ended September 30, 2024 is compared to the same time period in 2023, was principally due to the $8.1 million Visa C shares fair value adjustment during the second quarter of 2024 as well as an increase in cash management service fees, partially offset by the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans recorded during the second quarter of 2024.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and employee benefits	$66,691	$67,374	$(683)	-1.0%	$197,016	$198,944	$(1,928)	-1.0%
Services and fees	25,724	27,472	(1,748)	-6.4%	74,898	80,327	(5,429)	-6.8%
Net occupancy-premises	7,398	7,151	247	3.5%	21,933	21,363	570	2.7%
Equipment expense	6,141	6,755	(614)	-9.1%	18,707	19,387	(680)	-3.5%
Litigation settlement expense	—	6,500	(6,500)	-100.0%	—	6,500	(6,500)	-100.0%
Other expense	17,316	15,039	2,277	15.1%	48,706	42,980	5,726	13.3%
Total noninterest expense	$123,270	$130,291	$(7,021)	-5.4%	$361,260	$369,501	$(8,241)	-2.2%

Changes in the various components of noninterest expense are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The decrease in salaries and employee benefits when the nine months ended September 30, 2024 is compared to the same time period in 2023 was principally due to declines in commissions related to mortgage production, other salaries expense and medical insurance expense, partially offset by an increase in salaries expense primarily due to general merit increases.

Services and Fees

The decreases in services and fees when the three and nine months ended September 30, 2024 are compared to the same time periods in 2023 were principally due to declines in outside services and fees, primarily related to other professional fees and legal expense, communication expense, primarily related to telephone expense, and advertising expense, partially offset by an increase in data processing expenses related to software.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Loan expense	$2,824	$3,130	$(306)	-9.8%	$8,659	$8,734	$(75)	-0.9%
Amortization of intangibles	28	34	(6)	-17.6%	83	257	(174)	-67.7%
FDIC assessment expense	5,071	3,765	1,306	34.7%	14,396	8,685	5,711	65.8%
Other real estate expense, net	2,452	(40)	2,492	n/m	3,450	303	3,147	n/m
Other miscellaneous expense	6,941	8,150	(1,209)	-14.8%	22,118	25,001	(2,883)	-11.5%
Total other expense	$17,316	$15,039	$2,277	15.1%	$48,706	$42,980	$5,726	13.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other expense when the three and nine months ended September 30, 2024 is compared to the same time period in 2023 was principally due to increases in FDIC assessment expense, primarily due to an increase in the assessment rate, and other real estate expense, net, primarily attributable to a reserve for other real estate write-down recorded for one foreclosed property in the Texas market region which was under contract to be sold during the fourth quarter of 2024. The increase in FDIC assessment rate was principally due to increases in the overall assessment rate and the 2-basis point increase in the initial base assessment rate by the FDIC during the second quarter of 2023 as part of the FDIC's final rule to restore the DIF to required levels.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 19 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The Insurance Segment is included in discontinued operations for all periods presented in the accompanying consolidated balance sheets and the consolidated statements of income (loss). For additional information about discontinued operations, please see Note 2 - Discontinued Operations included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the nine months ended September 30, 2024 and 2023.

General Banking

Net interest income for the General Banking Segment increased $12.6 million, or 3.1%, when the nine months ended September 30, 2024 is compared with the same time period in 2023. The increase in net interest income was principally due to increases in interest and fees on LHFS and LHFI and interest on securities as well as a decline in other interest expense, primarily due to a decline in FHLB advances with the FHLB of Dallas, partially offset by an increase in interest on deposits and a decline in other interest income, primarily due to a decline in reserves held at the FRBA. The PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for the nine months ended September 30, 2024 totaled $33.6 million compared to a PCL of $20.0 million for the same time period in 2023, an increase of $13.6 million, or 68.0%. Excluding the $8.6 million PCL, LHFI sale of 1-4 family mortgage loans, the PCL for the General Banking Segment totaled $25.0 million for the first nine months of 2024, an increase of $5.0 million, or 24.9%. For more information on these net interest income and PCL items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income (loss) for the General Banking Segment decreased $177.9 million when the first nine months of 2024 is compared to the same time period in 2023, primarily due to the net loss on the sale of available for sale securities, the noncredit-related loss on the sale of 1-4 family mortgage loans and a decrease in mortgage banking, net, partially offset by the gain on the conversion of Visa Class B-1 shares to Visa Class C shares and increases in cash management service fees and nonsufficient fund (NSF) and overdraft fees. Noninterest income (loss) for the General Banking Segment includes service charges on deposit accounts; wealth management; bank card and other fees; mortgage banking, net; other, net and security gains (losses), net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income (Loss).”

Noninterest expense for the General Banking Segment decreased $8.4 million, or 2.4%, when the first nine months of 2024 is compared with the same time period in 2023, principally due to litigation settlement expense recorded in the third quarter of 2023 as well as declines in outside services and fees, salaries and employee benefits, advertising expenses and communications expense, partially offset by increases in FDIC assessment expense, other real estate expense and data processing charges related to software. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first nine months of 2024 decreased $628 thousand, or 9.7%, when compared to the same time period in 2023, primarily due to an increase in the PCL partially offset by an increase in noninterest income. The PCL for the nine months ended September 30, 2024 totaled $162 thousand compared to a negative PCL of $2.1 million for the same period in 2023, an increase of $2.3 million. Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $1.7 million, or 6.5%, when the first nine months of 2024 is compared to the same time period in 2023, primarily due to an increase in income from brokerage and investment services. Noninterest expense for the Wealth Management Segment increased $149 thousand, or 0.6%, when the first nine months of 2024 is compared to the same time period in 2023, principally due to an increase in salaries and employee benefits expense, primarily related to broker commissions and trust incentives, partially offset by a decrease in business process outsourcing expense.

At September 30, 2024 and 2023, Trustmark held assets under management and administration of $9.425 billion and $8.235 billion, respectively, and brokerage assets of $2.742 billion and $2.431 billion, respectively.

Income Taxes

For the three and nine months ended September 30, 2024, Trustmark’s combined effective tax rate from continuing operations was 17.8% and 64.0%, respectively, compared to 17.1% and 15.1%, respectively, for the same time periods in 2023. The increase in the effective tax rate from continuing operations for the nine months ended September 30, 2024 was principally due to the significant non-routine transactions that occurred during the second quarter of 2024. Excluding the significant non-routine transactions, Trustmark’s combined effective tax rate from continuing operations for the nine months ended September 30, 2024 was 17.4%. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low-income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities sold under reverse repurchase agreements and other earning assets. Average earning assets totaled $17.097 billion, or 91.6% of total average assets, for the nine months ended September 30, 2024, compared to $17.076 billion, or 91.5% of total average assets, for the nine months ended September 30, 2023, an increase of $21.5 million, or 0.1%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 4.7 years at September 30, 2024 compared to 4.5 years at December 31, 2023. The increase in the weighted-average life of the portfolio was principally due to the restructuring of the available for sale securities portfolio during the second quarter of 2024.

When compared to December 31, 2023, total investment securities decreased by $105.0 million, or 3.3%, during the first nine months of 2024. This decrease resulted primarily from available for sale securities sold net of available for sale securities purchased as part of the restructuring of the available for sale securities portfolio during the second quarter of 2024 as well as calls, maturities and pay-downs of the loans underlying GSE guaranteed securities, partially offset by improvements in the fair market value of the available for sale securities and available for sale securities purchased during the third quarter of 2024. Trustmark sold $1.561 billion of available for sale securities generating a loss of $182.8 million during the first nine months of 2024, compared to no securities sold during the first nine months of 2023.

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

At September 30, 2024, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss) (AOCI) in the accompanying consolidated balance sheets totaled $49.3 million compared to $57.6 million at December 31, 2023.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At September 30, 2024, available for sale securities totaled $1.726 billion, which represented 56.0% of the securities portfolio, compared to $1.763 billion, or 55.3% of total securities, at December 31, 2023. At September 30, 2024, unrealized gains, net on available for sale securities totaled $34.2 million compared to unrealized losses, net of $196.1 million at December 31, 2023. At September 30, 2024, available for sale securities consisted of U.S. Treasury securities, direct obligations of government agencies and GSE guaranteed mortgage-related securities.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At September 30, 2024, held to maturity securities totaled $1.358 billion, which represented 44.0% of the total securities portfolio, compared to $1.426 billion, or 44.7% of total securities, at December 31, 2023.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 100.0% of the portfolio in U.S. Treasury securities, direct obligations of government agencies, GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s). None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime. Furthermore, outside of stock ownership in the FHLB of Dallas and FRBA, Trustmark does not hold any other equity investment in a GSE or other governmental entity.

As of September 30, 2024, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,691,555	100.0%	$1,725,795	100.0%

Securities Held to Maturity
Aaa	$1,358,358	100.0%	$1,316,167	100.0%

	December 31, 2023
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,959,007	100.0%	$1,762,878	100.0%
Total securities available for sale	$1,959,007	100.0%	$1,762,878	100.0%

Securities Held to Maturity
Aaa	$1,425,939	100.0%	$1,355,164	100.0%
Not rated (1)	340	—	340	—
Total securities held to maturity	$1,426,279	100.0%	$1,355,504	100.0%

(1)
Not rated securities primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.

LHFS

At September 30, 2024, LHFS totaled $216.5 million, consisting of $127.0 million of residential real estate mortgage loans in the process of being sold to third parties and $89.4 million of GNMA optional repurchase loans. At December 31, 2023, LHFS totaled $184.8 million, consisting of $106.0 million of residential real estate mortgage loans in the process of being sold to third parties and $78.8 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2024 or 2023.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 4 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

At September 30, 2024 and December 31, 2023, LHFI consisted of the following ($ in thousands):

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$614,787	4.7%	$642,886	5.0%
Other secured by 1-4 family residential properties	647,843	4.9%	622,397	4.8%
Secured by nonfarm, nonresidential properties	3,582,552	27.3%	3,489,434	26.9%
Other real estate secured	1,475,798	11.3%	1,312,551	10.1%
Other loans secured by real estate:
Other construction	973,469	7.4%	867,793	6.7%
Secured by 1-4 family residential properties	2,247,163	17.2%	2,282,318	17.6%
Commercial and industrial loans	1,767,079	13.5%	1,922,910	14.9%
Consumer loans	152,611	1.2%	165,734	1.3%
State and other political subdivision loans	996,002	7.6%	1,088,466	8.4%
Other commercial loans and leases	642,807	4.9%	556,035	4.3%
LHFI	$13,100,111	100.0%	$12,950,524	100.0%

LHFI increased $149.6 million, or 1.2%, compared to December 31, 2023. The increase in LHFI during the first nine months of 2024 was primarily due to net growth in LHFI secured by real estate and other commercial loans and leases partially offset by declines in commercial and industrial LHFI and state and other political subdivision LHFI.

LHFI secured by real estate increased $324.2 million, or 3.5%, during the first nine months of 2024, reflecting net growth in other real estate secured LHFI, other construction LHFI, LHFI secured by nonfarm, nonresidential properties (NFNR), and other LHFI secured by 1-4 family residential properties, partially offset by net declines in construction, land development and other land LHFI and LHFI secured by 1-4 family residential properties. Other real estate secured LHFI increased $163.2 million, or 12.4%, during the first nine months of 2024, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Alabama, Texas and Mississippi market regions. Excluding other construction loan reclassifications, other real estate secured LHFI decreased $175.5 million, or 13.4%, during the first nine months of 2024 principally due to declines in LHFI secured by multi-family residential properties in the Alabama and Mississippi market regions. Other construction loans increased $105.7 million, or 12.2%, during the first nine months of 2024 primarily due to new construction loans in the Alabama, Mississippi, Texas, Georgia and Florida market regions partially offset by other construction loans moved to other loan categories upon the completion of the related construction project. During the first nine months of 2024, $729.0 million loans were moved from other construction to other loan categories, including $338.8 million to multi-family residential loans, $362.9 million to nonowner-occupied loans and $27.3 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans across all six market regions totaled $811.7 million, or 93.5%, during the first nine months of 2024. NFNR LHFI increased $93.1 million, or 2.7%, during the first nine months of 2024 principally due to other construction loans that moved to NFNR LHFI in the Mississippi, Alabama, Texas and Georgia market regions. Excluding other construction loan reclassifications, NFNR LHFI decreased $297.0 million, or 8.5%, during the first nine months of 2024 principally due to declines in nonowner-occupied loans and owner-occupied loans in the Mississippi, Texas, Tennessee and Florida market regions. Other LHFI secured by 1-4 family residential properties increased $25.4 million, or 4.1%, during the first nine months of 2024, principally due to growth in the Mississippi, Florida, Texas and Alabama market regions. LHFI secured by construction, land development and other land decreased $28.1 million, or 4.4%, during the first nine months of 2024 primarily due to declines in land development loans in the Alabama and Mississippi market regions, partially offset by growth in the

1-4 family construction loans in the Alabama and Tennessee market regions. LHFI secured by 1-4 family residential properties decreased $35.2 million, or 1.5%, during the first nine months of 2024 primarily in the Mississippi market region as a result of the sale of 1-4 family mortgage loans during the second quarter of 2024. Trustmark's LHFI secured by 1-4 family residential properties are primarily included in the Mississippi market region because these loans are centrally analyzed and approved as part of the mortgage line of business which is located in Jackson, Mississippi.

Other commercial loans and leases increased $86.8 million, or 15.6%, during the first nine months of 2024, principally due to increases in equipment finance leases in the Georgia market region and other commercial loans in the Tennessee market region, partially offset by declines in other commercial loans in the Mississippi market region. Trustmark's commercial leases are included in the Georgia market region because these leases are centrally analyzed and approved as part of the Equipment Finance line of business which is located in Atlanta, Georgia. Commercial and industrial LHFI declined $155.8 million, or 8.1%, during the first nine months of 2024 reflecting declines in the Tennessee, Mississippi, Texas and Florida market regions, partially offset by growth in the Georgia and Alabama market regions. State and other political subdivision LHFI declined $92.5 million, or 8.5%, during the first nine months of 2024, reflecting declines in the Mississippi, Texas, Georgia and Tennessee market regions.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	September 30, 2024	December 31, 2023
Home equity loans	$75,662	$58,176
Home equity lines of credit	456,535	430,933
Percentage of loans and lines for which Trustmark holds first lien	47.5%	47.8%
Percentage of loans and lines for which Trustmark does not hold first lien	52.5%	52.2%

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

Trustmark’s variable rate LHFI are based primarily on various prime and SOFR interest rate bases. The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$148,500	$466,287	$614,787
Other secured by 1- 4 family residential properties	187,052	460,791	647,843
Secured by nonfarm, nonresidential properties	1,316,983	2,265,569	3,582,552
Other real estate secured	151,363	1,324,435	1,475,798
Other loans secured by real estate:
Other construction	17,903	955,566	973,469
Secured by 1- 4 family residential properties	1,264,352	982,811	2,247,163
Commercial and industrial loans	767,997	999,082	1,767,079
Consumer loans	126,431	26,180	152,611
State and other political subdivision loans	932,952	63,050	996,002
Other commercial loans and leases	401,082	241,725	642,807
LHFI	$5,314,615	$7,785,496	$13,100,111

	December 31, 2023
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$158,143	$484,743	$642,886
Other secured by 1- 4 family residential properties	180,665	441,732	622,397
Secured by nonfarm, nonresidential properties	1,487,255	2,002,179	3,489,434
Other real estate secured	147,111	1,165,440	1,312,551
Other loans secured by real estate:
Other construction	10,240	857,553	867,793
Secured by 1- 4 family residential properties	1,374,499	907,819	2,282,318
Commercial and industrial loans	756,812	1,166,098	1,922,910
Consumer loans	137,424	28,310	165,734
State and other political subdivision loans	1,022,092	66,374	1,088,466
Other commercial loans and leases	300,094	255,941	556,035
LHFI	$5,574,335	$7,376,189	$12,950,524

In the following tables, LHFI reported by region (along with related nonperforming assets and net charge-offs) are associated with location of origination except for loans secured by 1-4 family residential properties (representing traditional mortgages), credit cards and equipment finance loans and leases. Loans secured by 1-4 family residential properties and credit cards are included in the Mississippi Region because they are centrally analyzed and approved as part of a specific line of business located at Trustmark’s headquarters in Jackson, Mississippi. The equipment finance loans and leases are included in the Georgia market region because they centrally analyzed and approved as part of the Equipment Finance line of business which is located in Atlanta, Georgia.

The following table presents the LHFI composition by region at September 30, 2024 and reflects each region’s diversified mix of loans ($ in thousands):

	September 30, 2024
LHFI Composition by Region	Total	Alabama	Florida	Georgia	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$614,787	$269,747	$27,722	$10,943	$157,118	$46,408	$102,849
Other secured by 1-4 family residential properties	647,843	153,482	61,195	—	316,597	80,570	35,999
Secured by nonfarm, nonresidential properties	3,582,552	1,036,006	217,973	31,530	1,539,462	130,662	626,919
Other real estate secured	1,475,798	663,949	1,676	—	392,700	6,734	410,739
Other loans secured by real estate:
Other construction	973,469	440,904	9,622	80,532	162,622	223	279,566
Secured by 1-4 family residential properties	2,247,163	—	—	—	2,243,921	3,242	—
Commercial and industrial loans	1,767,079	480,202	21,296	227,285	715,590	126,659	196,047
Consumer loans	152,611	21,229	7,021	—	96,798	15,842	11,721
State and other political subdivision loans	996,002	68,625	51,084	—	754,461	21,546	100,286
Other commercial loans and leases	642,807	58,633	7,537	246,819	184,313	75,359	70,146
LHFI	$13,100,111	$3,192,777	$405,126	$597,109	$6,563,582	$507,245	$1,834,272

Construction, Land Development and Other Land Loans by Region
Lots	$63,307	$27,502	$6,389	$94	$17,031	$5,075	$7,216
Development	110,649	56,110	814	—	22,290	11,624	19,811
Unimproved land	104,664	19,611	11,073	—	24,471	10,334	39,175
1-4 family construction	336,167	166,524	9,446	10,849	93,326	19,375	36,647
Construction, land development and other land loans	$614,787	$269,747	$27,722	$10,943	$157,118	$46,408	$102,849

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$315,491	$107,378	$22,723	$—	$90,634	$16,686	$78,070
Office	261,461	93,106	19,243	—	94,694	1,356	53,062
Hotel/motel	293,191	146,399	44,719	—	77,521	24,552	—
Mini-storage	142,671	37,227	1,513	—	91,490	627	11,814
Industrial	501,354	111,559	18,191	31,530	197,056	2,863	140,155
Health care	132,564	104,276	676	—	25,053	326	2,233
Convenience stores	23,905	2,733	406	—	12,806	218	7,742
Nursing homes/senior living	518,548	225,893	—	—	192,350	4,367	95,938
Other	107,798	28,608	8,472	—	54,468	7,725	8,525
Total nonowner-occupied loans	2,296,983	857,179	115,943	31,530	836,072	58,720	397,539
Owner-occupied:
Office	151,558	48,134	34,417	—	39,883	10,964	18,160
Churches	52,167	12,018	3,930	—	30,456	3,353	2,410
Industrial warehouses	165,033	11,393	4,685	—	48,050	14,534	86,371
Health care	121,272	10,444	8,337	—	83,182	2,215	17,094
Convenience stores	129,000	11,273	27,122	—	54,959	—	35,646
Retail	71,290	8,662	13,158	—	32,947	8,230	8,293
Restaurants	52,968	3,634	2,809	—	25,841	16,402	4,282
Auto dealerships	41,606	4,514	180	—	21,571	15,341	—
Nursing homes/senior living	380,774	57,076	—	—	297,634	—	26,064
Other	119,901	11,679	7,392	—	68,867	903	31,060
Total owner-occupied loans	1,285,569	178,827	102,030	—	703,390	71,942	229,380
Loans secured by nonfarm, nonresidential properties	$3,582,552	$1,036,006	$217,973	$31,530	$1,539,462	$130,662	$626,919

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

The external factors qualitative factor is Management’s best judgment on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology (i.e., natural disasters, changes in legislation, impacts due to technology and pandemics). During the third quarter of 2024, Trustmark activated the External Factor – Credit Quality Review qualitative factor. This qualitative factor ensures reserve adequacy for collectively evaluated commercial loans that may not have been identified and downgraded timely for various reasons. This qualitative factor population is all commercial loans risk rated 1-5. These loans are then applied to the historical average of the Watch/Special Mention rated percentage. Then the balance of these loans are applied additional reserves based on the same reserve rates utilized in the performance trends qualitative factor for Watch/Special Mention rated loans. Then the Watch/Special Mention population is applied the historical Substandard rated percentage and then subsequently applied the Substandard reserve rate utilized in the performance trends qualitative factor as well. The historical Watch/Special Mention and Substandard rated percentage averages captures the weighted-average life of the commercial loan portfolio. Thus, Trustmark will allocate additional reserves to capture the proportion of potential Watch/Special Mention and Substandard rated credits that may not have been categorized as such at any given point in time through the life of the commercial loan portfolio.

During 2022, Management elected to activate the nature and volume of the portfolio qualitative factor as a result of a sub-pool of the secured by 1-4 family residential properties growing to a significant size along with the underlying nature being different as well. The nature and volume of the portfolio qualitative factor utilizes a WARM methodology that uses industry data for the assumptions to support the qualitative adjustment. The industry data is used to compile a PD based on credit score ranges along with using the industry data to compile an LGD. The sub-pools of credits are then aggregated into the appropriate credit score bands in which a weighted-average loss rate is calculated based on the PD and LGD for each credit score range. This weighted-average loss rate is then applied to the expected balance for the sub-segment of credits. This total is then used as the qualitative reserve adjustment.

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

At September 30, 2024, the ACL on LHFI was $157.9 million, an increase of $18.6 million, or 13.3%, when compared with December 31, 2023. The increase in the ACL during the first nine months of 2024 was principally due to net adjustments to the qualitative factors due to credit migration, implementation of the External Factor-Credit Quality Review qualitative factor, and an increase in specific reserves on individually analyzed LHFI, partially offset by net changes in the macroeconomic forecast associated with specific loss driver models as a result of loss driver updates and net changes in other qualitative reserve factors. Allocation of Trustmark’s $157.9 million ACL on LHFI, represented 1.08% of commercial LHFI and 1.64% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.21% as of September 30, 2024. This compares with an ACL to total LHFI of 1.08% at December 31, 2023, which was allocated to commercial LHFI at 0.85% and to consumer and mortgage LHFI at 1.81%.

The following table presents changes in the ACL on LHFI for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$154,685	$129,298	$139,367	$120,214
PCL, LHFI	7,923	8,322	30,327	19,777
PCL, LHFI sale of 1-4 family mortgage loans	—	—	8,633	—
Charge-offs	(7,142)	(7,496)	(18,586)	(13,265)
Charge-offs, sale of 1-4 family mortgage loans	—	—	(8,633)	—
Recoveries	2,463	3,907	6,821	7,305
Net (charge-offs) recoveries	(4,679)	(3,589)	(20,398)	(5,960)
Balance at end of period	$157,929	$134,031	$157,929	$134,031

The increase in net charge-offs when the three months ended September 30, 2024 is compared to the same time period in 2023 was principally due to an increase in gross charge-offs in the Alabama market region, primarily related to one large nonaccrual commercial credit, and a decline in recoveries in the Tennessee market region, partially offset by a decrease in gross charge-offs in the Texas market region. The increase in net charge-offs when the nine months ended September 30, 2024, is compared to the same time period in 2023 was principally due to the charge-offs related to the sale of 1-4 family mortgage loans during the second quarter of 2024 and an increase in gross charge-offs in the Alabama and Texas market regions, primarily related to two large nonaccrual commercial credits, as well as a decline in recoveries in the Tennessee market region.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Alabama	$(3,098)	$(165)	$(3,380)	$(574)
Florida	595	21	876	(50)
Mississippi	(1,881)	(1,867)	(3,849)	(3,404)
Tennessee	(296)	2,127	(597)	1,837
Texas	1	(3,705)	(4,815)	(3,769)
Net (charge-offs) recoveries, excluding sale of 1-4 mortgage loans	(4,679)	(3,589)	(11,765)	(5,960)
Mississippi - sale of 1-4 family mortgage loans	—	—	(8,633)	—
Total net (charge-offs) recoveries	$(4,679)	$(3,589)	$(20,398)	$(5,960)

The PCL, LHFI, excluding the PCL, LHFI 1-4 family mortgage loans, for the three and nine months ended September 30, 2024 totaled 0.24% and 0.30%, respectively, of average loans (LHFS and LHFI) compared to 0.26% and 0.21%, respectively, of average loans (LHFS and LHFI) for the same time periods in 2023. The PCL on LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, for the three months ended September 30, 2024 primarily reflected increases in required reserves related to individually analyzed LHFI and the implementation of the External Factor-Credit Quality Review qualitative factor, partially offset by declines in required reserves resulting from the update of the macroeconomic forecasts and net changes in other qualitative reserve factors. The PCL on LHFI, excluding the PCL, LHFI 1-4 family mortgage loans, for the nine months ended September 30, 2024 primarily reflected an increase in required reserves as a result of net adjustments to the qualitative factors due to credit migration, implementation of the External Factor-Credit Quality Review qualitative factor, and specific reserves for individually analyzed LHFI, partially offset by net changes in the macroeconomic forecast associated with specific loss driver models as a result of loss driver updates and net changes in other qualitative reserve factors.

Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets. Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark. Trustmark calculates a loan pool level unfunded amount for the period. Trustmark calculates an expected funding rate each period which is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels. Additionally, a reserve rate is applied to the unfunded commitment balance, which incorporates both quantitative and a majority of the qualitative aspects of the current period’s expected credit loss rate. The reserve rate that is applied excludes the reserve impact of the performance trends qualitative factor. During the first quarter of 2024, Management decided to implement a performance trends qualitative factor for unfunded commitments. Additionally, during the third quarter of 2024, Management implemented the External Factor – Credit Quality Review qualitative factor for unfunded commitments. The same assumptions are applied in these calculations that the funded balances utilize with the addition of using the funding rates on the unfunded commitments. The performance trends qualitative factor reserve and the External Factor – Credit Quality Review qualitative factor reserve are then added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures. See the section captioned “ACL on Off-Balance Sheet Credit Exposures” in Note 13 – Contingencies included in Part I. Item 1. – Financial Statements of this report for complete description of Trustmark’s ACL methodology on off-balance sheet credit exposures.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. At September 30, 2024, the ACL on off-balance sheet credit exposures totaled $28.9 million compared to $34.1 million at December 31, 2023, a decrease of $5.2 million, or 15.2%. The PCL, off-balance sheet credit exposures totaled a negative $1.4 million and a negative $5.2 million for the three and nine months ended September 30, 2024, respectively, compared to $104 thousand and a negative $1.9 million, respectively, for the same time periods in 2023. The release in PCL on off-balance sheet credit exposures for the three months ended September 30, 2024, primarily reflected a decrease in required reserves as a result of a decrease in unfunded commitments and changes in the total reserve rate, partially offset by an increase in required reserves as a result of implementing the External Factor-Credit Quality Review qualitative reserve factor. The release in PCL on off-balance sheet credit exposures for the nine months ended September 30, 2024, primarily reflected a decrease in required reserves as a result of a decrease in unfunded commitments and changes in the total reserve rate, partially offset by an increase in required reserves as a result of implementing the performance trend and the External Factor-Credit Quality Review qualitative reserve factors.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Nonaccrual LHFI
Alabama	$25,835	$23,271
Florida	111	170
Mississippi	31,536	54,615
Tennessee	3,180	1,802
Texas	13,163	20,150
Total nonaccrual LHFI	73,825	100,008
Other real estate
Alabama	170	1,397
Mississippi	1,772	1,242
Texas	1,978	4,228
Total other real estate	3,920	6,867
Total nonperforming assets	$77,745	$106,875

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.58%	0.81%

Loans past due 90 days or more
LHFI	$5,352	$5,790

LHFS - Guaranteed GNMA serviced loans (1)	$63,703	$51,243

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At September 30, 2024, nonaccrual LHFI totaled $73.8 million, or 0.55% of total LHFS and LHFI, reflecting a decrease of $26.2 million, or 26.2%, relative to December 31, 2023. The decrease in nonaccrual LHFI during the first nine months of 2024 was primarily as a result of the sale of 1-4 family mortgage loans during the second quarter of 2024 as well as the resolution of two large nonaccrual commercial credits in the Texas and Alabama market regions, partially offset by three large commercial credits placed on nonaccrual in the Alabama and Texas market regions.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 4 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at September 30, 2024 decreased $2.9 million, or 42.9%, when compared with December 31, 2023. The decrease in other real estate was principally due to properties sold in the Mississippi and Alabama market regions and a reserve for other real estate write-downs recorded for a foreclosed property in the Texas market region which is under contract to be sold during the fourth quarter of 2024, partially offset by properties foreclosed in the Mississippi market region. During the first nine months of 2024, Trustmark foreclosed and subsequently sold properties totaling $3.0 million in the Mississippi market region, $2.1 million of which was sold as part of the sale of 1-4 family mortgage loans during the second quarter of 2024.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30, 2024
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$6,586	$485	$—	$1,787	$86	$4,228
Additions	575	—	—	575	—	—
Disposals	(914)	(315)	—	(513)	(86)	—
(Write-downs) recoveries	(2,327)	—	—	(77)	—	(2,250)
Balance at end of period	$3,920	$170	$—	$1,772	$—	$1,978

	Three Months Ended September 30, 2023
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$1,137	$—	$—	$1,137	$—	$—
Additions	4,864	179	—	457	—	4,228
Disposals	(637)	—	—	(637)	—	—
(Write-downs) recoveries	121	136	—	(15)	—	—
Balance at end of period	$5,485	$315	$—	$942	$—	$4,228

	Nine Months Ended September 30, 2024
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$6,867	$1,397	$—	$1,242	$—	$4,228
Additions	4,703	92	—	4,577	34	—
Disposals	(5,609)	(1,475)	(71)	(3,977)	(86)	—
(Write-downs) recoveries	(2,041)	156	—	1	52	(2,250)
Adjustments	—	—	71	(71)	—	—
Balance at end of period	$3,920	$170	$—	$1,772	$—	$1,978

	Nine Months Ended September 30, 2023
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$1,986	$194	$—	$1,769	$23	$—
Additions	5,434	179	—	797	230	4,228
Disposals	(1,903)	(194)	—	(1,456)	(253)	—
(Write-downs) recoveries	(32)	136	—	(168)	—	—
Balance at end of period	$5,485	$315	$—	$942	$—	$4,228

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate increased $2.0 million when the first nine months of 2024 is compared to the same time period in 2023, primarily due to reserve for other real estate write-downs for a foreclosed property in the Texas market region which was under contract to be sold during the fourth quarter of 2024.

For additional information regarding other real estate, please see Note 6 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and primarily consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, MMDA, CDs and individual retirement accounts. Total deposits were $15.241 billion at September 30, 2024 compared to $15.570 billion at December 31, 2023, a decrease of $328.8 million, or 2.1%. During the first nine months of 2024, noninterest-bearing deposits decreased $54.8 million, or 1.7%, principally due to declines in consumer noninterest-bearing demand deposit accounts. Interest-bearing deposits decreased $274.0 million, or 2.2%, during the first nine months of 2024, primarily due to declines in public and consumer interest checking accounts, consumer savings accounts and brokered CDs, partially offset by growth in commercial interest checking accounts and commercial and consumer MMDA and CDs.

At September 30, 2024, Trustmark's total uninsured deposits were $5.402 billion, or 35.4% of total deposits, compared to $5.601 billion, or 36.0% of total deposits, at December 31, 2023.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $365.6 million at September 30, 2024 compared to $405.7 million at December 31, 2023, a decrease of $40.1 million, or 9.9%, principally due to a decrease in upstream federal funds purchased. At September 30, 2024 and December 31, 2023, $40.6 million and $35.7 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had $325.0 million of upstream federal funds purchased at September 30, 2024 compared to $370.0 million at December 31, 2023.

Other borrowings totaled $443.5 million at September 30, 2024, a decrease of $39.8 million, or 8.2%, when compared with $483.2 million at December 31, 2023, principally due to a decline in outstanding short-term FHLB advances with the FHLB of Dallas.

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

At September 30, 2024, Trustmark’s total shareholders’ equity was $1.980 billion, an increase of $318.2 million, or 19.2%, when compared to December 31, 2023. During the first nine months of 2024, shareholders’ equity increased primarily as a result of a $172.8 million positive net change in the fair market value of securities available for sale, principally due to the restructuring of the available for sale securities portfolio during the second quarter of 2024, as well as net income of $166.7 million, partially offset by common stock dividends of $42.6 million.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2023 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.5%. AOCI is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. At September 30, 2024, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2024. To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since September 30, 2024 which Management believes have affected Trustmark’s or TNB’s present classification.

In 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. At September 30, 2024, the carrying amount of the subordinated notes was $123.6 million compared to $123.5 million at December 31, 2023. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at September 30, 2024 and December 31, 2023. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at September 30, 2024 and December 31, 2023. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 16 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2024 and December 31, 2023.

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2024 and 2023 were $0.69. Trustmark’s indicated dividend for 2024 is $0.92 per common share, which is the same as dividends per common share declared in 2023.

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

On December 5, 2023, the Board of Directors of Trustmark authorized a new stock repurchase program, effective January 1, 2024, under which $50.0 million of Trustmark's outstanding common stock may be acquired through December 31, 2024. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. No shares were repurchased under this authority during the first nine months of 2024.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled $15.412 billion for the first nine months of 2024 and represented approximately 82.6% of average liabilities and shareholders’ equity, compared to average deposits of $14.810 billion, which represented 79.4% of average liabilities and shareholders’ equity for the first nine months of 2023. For more information on average interest-bearing deposits, please see the analysis included in the section captioned “Net Interest Income.”

Trustmark had $540.0 million held in an interest-bearing account at the FRBA at September 30, 2024, compared to $712.0 million held at December 31, 2023.

Trustmark utilizes brokered deposits to supplement other wholesale funding sources. At both September 30, 2024 and December 31, 2023, brokered sweep MMDA deposits totaled $10.6 million. In addition, Trustmark had $399.9 million of brokered CDs at September 30, 2024 compared to $578.8 million at December 31, 2023.

At September 30, 2024, Trustmark had $325.0 million of upstream federal funds purchased compared to $370.0 million of upstream federal funds purchased at December 31, 2023. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $350.0 million of outstanding short-term and no long-term advances at September 30, 2024, compared to $400.0 million of outstanding short-term and no long-term advances at December 31, 2023. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $4.052 billion at September 30, 2024.

In addition, at September 30, 2024, Trustmark had no short-term or long-term FHLB advances outstanding with the FHLB of Atlanta compared to no short-term and $58 thousand in long-term FHLB advances at December 31, 2023, which were acquired in the BancTrust merger in 2013. Trustmark had non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At September 30, 2024, Trustmark had approximately $1.043 billion available in unencumbered Treasury and agency securities compared to $842.0 million in unencumbered Treasury and agency securities at December 31, 2023.

Another borrowing source is the Discount Window. At September 30, 2024, Trustmark had approximately $1.191 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.374 billion at December 31, 2023.

During 2020, Trustmark issued $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. At September 30, 2024, the carrying amount of the subordinated notes was $123.6 million compared to $123.5 million at December 31, 2023. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At September 30, 2024, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of September 30, 2024, Management is not aware of any events that are reasonably likely to have a material adverse effect on Trustmark's liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part I. Item 1. – Financial Statements of this report and Trustmark's 2023 Annual Report for the expected timing of such payments as of September 30, 2024 and December 31, 2023. There have been no material changes in Trustmark's contractual obligations since year-end.

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

Following the LIBOR cessation date of June 30, 2023, the nationwide process for replacing LIBOR in financial contracts that mature thereafter and that do not provide for an effective means to replace LIBOR upon its cessation took effect pursuant to the Adjustable Interest Rate (LIBOR) Act. For contracts in which a party has the discretion to identify a replacement rate, the Adjustable Interest Rate (LIBOR) Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate to be identified by the FRB. Trustmark had a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that were either directly or indirectly dependent on LIBOR. As of September 30, 2024, all of Trustmark’s LIBOR exposure was remediated or in the process of being remediated. The transition from LIBOR could create costs and additional risk. Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, Trustmark has implemented various measures to manage the transition and mitigate risks. For additional information regarding the transition from LIBOR and Trustmark’s management of this transition, please see the respective risk factor included in Part I. Item 1A. – Risk Factors, of Trustmark’s 2023 Annual Report.

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

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At September 30, 2024, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.390 billion compared to $1.125 billion at December 31, 2023.

Trustmark records any gains or losses on these cash flow hedges in AOCI. Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $132 thousand and $341 thousand of amortization expense for the three and nine months ended September 30, 2024, respectively, compared to $13 thousand and $35 thousand of amortization expense for the three and nine months ended September 30, 2023, respectively. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. For the three and nine months ended September 30, 2024, Trustmark reclassified a loss, net of tax, of $3.6 million and $10.9 million, respectively, into interest and fees on LHFS and LHFI, compared to $3.5 million and $8.7 million for the same time periods in 2023, respectively. During the next twelve months, Trustmark estimates that $5.8 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $197.5 million at September 30, 2024, with a positive valuation adjustment of $560 thousand, compared to $171.4 million, with a negative valuation adjustment of $150 thousand at December 31, 2023.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $296.5 million at September 30, 2024 compared to $285.0 million at December 31, 2023. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income (loss) in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $2.5 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the impact was a net negative ineffectiveness of $8.1 million and $4.1 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. As of September 30, 2024, Trustmark had interest rate swaps with an aggregate notional amount of $1.721 billion related to this program, compared to $1.500 billion as of December 31, 2023.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At September 30, 2024, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements totaled $2.0 million compared to $1.4 million at December 31, 2023. At September 30, 2024 and December 31, 2023, Trustmark had posted collateral of $2.9 million and $2.0 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2024, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At September 30, 2024, Trustmark had entered into nine risk participation agreements as a beneficiary with an aggregate notional amount of $60.3 million compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $40.1 million at December 31, 2023. At September 30, 2024, Trustmark had entered into thirty-six risk participation agreements as a guarantor with an aggregate notional amount of $286.2 million compared to thirty-five risk participation agreements as a guarantor with an aggregate notional amount of $304.7 million at December 31, 2023. The aggregate fair values of these risk participation agreements were immaterial at both September 30, 2024 and December 31, 2023.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at September 30, 2024 and 2023.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2024	2023
+200 basis points	2.2%	2.0%
+100 basis points	1.0%	1.0%
-100 basis points	-1.4%	-1.2%
-200 basis points	-3.5%	-2.8%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at September 30, 2024 and 2023.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2024	2023
+200 basis points	-0.9%	-2.7%
+100 basis points	-0.1%	-1.2%

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

At September 30, 2024, the MSR fair value was $125.9 million, compared to $142.4 million at September 30, 2023. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at September 30, 2024, would be a decline in fair value of approximately $4.7 million and $4.9 million, respectively, compared to a decline in fair value of approximately $5.0 million and $6.0 million, respectively, at September 30, 2023. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2023 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first nine months of 2024.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended September 30, 2024 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2024 to July 31, 2024	—	$—	—	$50,000
August 1, 2024 to August 31, 2024	—	—	—	50,000
September 1, 2024 to September 30, 2024	—	—	—	50,000
Total	—		—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of Trustmark’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Trustmark’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

10-as	Exhibit 3 Company Contribution in Respect of the Year Ending December 31, 2024 to the Trustmark Corporation Deferred Compensation Plan. *

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Interactive Data.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* - Denotes management contract.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Thomas C. Owens
	Duane A. Dewey		Thomas C. Owens
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	November 5, 2024	DATE:	November 5, 2024