Form 10-K
period 2024-12-31
TRUSTMARK CORP
filed 2025-02-19
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2024

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

Based on the closing sales price at June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $1.003 billion.

As of January 31, 2025, there were issued and outstanding 60,765,271 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Trustmark’s 2025 Annual Meeting of Shareholders to be held April 22, 2025 are incorporated by reference into Part III of the Form 10-K report.

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, actions by the Board of Governors of the Federal Reserve System (FRB) that impact the level of market interest rates, local, state, national and international economic and market conditions, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets, changes in the level of nonperforming assets and charge-offs, an increase in unemployment levels and slowdowns in economic growth, changes in our ability to measure the fair value of assets in our portfolio, changes in the level and/or volatility of market interest rates, the impacts related to or resulting from bank failures and other economic and industry volatility, including potential increased regulatory requirements, the demand for the products and services we offer, potential unexpected adverse outcomes in pending litigation matters, our ability to attract and retain noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, pandemics or other health crises, acts of war or terrorism, potential market or regulatory effects of the new presidential administration’s policies and other risks described in our filings with the Securities and Exchange Commission (SEC).

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I

ITEM 1. BUSINESS

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889. At December 31, 2024, TNB had total assets of $18.150 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,500 full-time equivalent associates (measured at December 31, 2024) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Georgia (primarily in Atlanta, which is referred to herein as Trustmark's Georgia market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along two operating segments: General Banking Segment and Wealth Management Segment. The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Wealth Management – TNB offers specialized fiduciary services and expertise in the areas of wealth management, trust, investment, brokerage, qualified and non-qualified retirement plan services and custodial services for corporate and individual customers. These services include the administration of personal trusts and estates as well as the management of investment and individual retirement accounts for individuals, employee benefit plans and charitable foundations. TNB also provides institutional custody for large governmental entities and foundations, financial and estate planning and retirement plan services.

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

Strategy

Trustmark seeks to be a premier diversified financial services company in its markets, providing a broad range of banking and wealth management solutions to its customers. Trustmark’s products and services are designed to strengthen and expand customer relationships and enhance the organization’s competitive advantages in its markets as well as to provide cross-selling opportunities that will enable Trustmark to continue to diversify its revenue and earnings streams.

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenue over the past three years ($ in thousands):

December 31,	2024	2023	2022
Securities	$3,027,919	$3,189,157	$3,518,596
Total securities growth (decline)	$(161,238)	$(329,439)	$(62,818)
Total securities growth (decline)	-5.1%	-9.4%	-1.8%

Loans held for investment (LHFI)	$13,089,942	$12,950,524	$12,204,039
Total loans growth (decline)	$139,418	$746,485	$1,956,210
Total loans growth (decline)	1.1%	6.1%	19.1%

Assets	$18,152,422	$18,722,189	$18,015,478
Total assets growth (decline)	$(569,767)	$706,711	$419,842
Total assets growth (decline)	-3.0%	3.9%	2.4%

Deposits	$15,108,175	$15,569,763	$14,437,648
Total deposits growth (decline)	$(461,588)	$1,132,115	$(649,512)
Total deposits growth (decline)	-3.0%	7.8%	-4.3%

Equity	$1,962,327	$1,661,847	$1,492,268
Total equity growth (decline)	$300,480	$169,579	$(249,043)
Total equity growth (decline)	18.1%	11.4%	-14.3%

Years Ended December 31,
Revenue *	$561,002	$701,311	$646,130
Total revenue growth (decline)	$(140,309)	$55,181	$54,485
Total revenue growth (decline)	-20.0%	8.5%	9.2%

* Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income (loss).

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

Trustmark reports LHFI by its six geographic market regions based on the location of the loan origination with the exception of loans secured by 1-4 family residential properties (representing traditional mortgages) and credit cards. Loans secured by 1-4 family residential properties and credit cards are reported in the Mississippi market region because they are centrally analyzed and approved as part of a specific line of business located at Trustmark’s headquarters in Jackson, Mississippi. The related construction project, property or collateral may be located outside of Trustmark's six geographic market regions but are primarily within its defined trade area. Equipment finance loans and leases are primarily reported in the Georgia market region because they are centrally analyzed and approved as part of the Equipment Finance line of business which is a nationwide line of business located in Atlanta, Georgia.

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

LHFI Secured by Construction, Land Development, and Other Land – Construction and land development loans include loans for both commercial and residential properties to builders/developers, other commercial borrowers and consumers. This category also includes loans secured by vacant land, except land known to be used or usable for agricultural purposes, such as crop and livestock production. Repayment is normally derived from the sale of the underlying property or from permanent financing, which refinances Trustmark’s initial loan. Trustmark’s engagement in this type of lending is generally extended to those builders and developers exhibiting the highest credit quality with significant equity invested in the projects which are primarily located within Trustmark’s defined trade area. The underwriting process for these loans includes analysis of the financial position and strength of both the borrower and guarantor, experience with similar projects in the past, market demand and prospects for successful completion of the proposed project within the established budget and schedule, values of underlying collateral and availability of permanent financing. Risk within this portfolio is mitigated through adherence to policies and lending limits, periodic target credit reviews of the different segments of this portfolio, inspection of projects throughout the life of the loan and routine monitoring of financial information and collateral values as they are updated.

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

LHFI and LHFS Secured by Residential Properties – Residential real estate loans consist of first and junior liens on residential properties that are primarily extended in the defined trade area in which Trustmark operates as well as mortgage products, originated and purchased, that are underwritten to secondary market standards. Credit underwriting standards include evaluation of the borrower’s credit history and repayment capacity, including verification of income and valuation of collateral. Portfolio performance is continuously evaluated through monitoring of repayment performance.

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

Commercial and Industrial LHFI – Commercial loans (other than commercial loans related to real estate assets, which are summarized above) are made to many types of businesses for various purposes, such as short-term working capital loans that are usually secured by accounts receivable and inventory, equipment and fixed asset purchases that are secured by those assets and term financing for those within Trustmark’s defined trade area. Trustmark’s credit underwriting process for commercial loans includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both borrowers and guarantors as reflected in current and detailed financial information and evaluation of underlying collateral to support the credit. Credit risk within the commercial loan portfolio is managed through adherence to specific commercial lending policies and internally established lending authorities, diversification within the portfolio and monitoring of the portfolio on a continuing basis.

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

Other Commercial LHFI – Other loans include loans to non-depository financial institutions, such as mortgage companies, finance companies and other financial intermediaries, loans to state and political subdivisions, and loans to non-profit and charitable organizations. These loans are underwritten based on the specific nature or purpose of the loan and underlying collateral with special consideration given to the specific source of repayment for the loan. Other commercial LHFI also include leases of machinery and equipment to commercial customers. These leases are underwritten based on the specific nature or purpose of the lease and underlying collateral with special consideration given to the specific source of repayment for the lease.

Similar to commercial and industrial loans, inherent risk in other commercial loans and leases can arise due to fluctuations in borrowers’ or lessee's financial condition, deterioration in collateral values and changes in market and economic conditions. Loans to state and political subdivisions have the added inherent risk of being somewhat dependent on the ability and capacity of those entities to generate tax and other revenue to repay the loans. Loans to non-profit and charitable organizations are dependent on those organizations’ ability to generate revenue through their fundraising efforts and other forms of financial support, which can be susceptible to economic downturns.

Recent Economic and Industry Developments

Economic activity improved moderately during 2024; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, inflation, other economic and industry volatility, the current United States presidential administration's policies, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

Market interest rates remained elevated during most of 2024. The FRB maintained the target federal funds rate at a range of 5.25% to 5.50% from July 2023 through September 2024. In September 2024, the FRB began lowering the target federal funds rate making multiple decreases during the fourth quarter of 2024 to a range of 4.25% to 4.50% as of December 2024, based on its confidence that inflation was moving substantially toward 2.00% and that the risks to achieving the FRB's employment and inflation goals were roughly balanced. At the most recent meeting of the FRB's Federal Open Market Committee (in January 2025), the FRB determined to leave the target federal funds rate unchanged. In addition, the FRB maintained the rate it paid on reserves at 5.40% from July 2023 through September 2024. In September 2024, the FRB made the first of multiple declines in the rate it pays on reserves, lowering the rate to 4.40% as of December 2024. Prior period rate increases increased the competitive pressures on the deposit cost of funds. While rate cuts potentially reduce those competitive pressures, they increase pressure on Trustmark's net interest margin, a key component to its financial results. It is not possible to predict the direction, pace or magnitude of further changes, if any, in interest rates, or the impact any such rate changes will have on Trustmark's results of operations.

In the January 2025 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that during the reporting period (covering the period from November 22, 2024 through January 6, 2025) economic activity increased slightly to moderately. Reports by the twelve Federal Reserve Districts (Districts) noted the following during the reporting period:

•
Consumer spending increased moderately, with most Districts reporting strong holiday sales that exceeded expectations. Vehicle sales grew modestly. Construction activity decreased overall, with several Districts indicating that high costs for materials and financing were weighing on growth. Manufacturing decreased slightly on net, with a number of Districts noting manufacturers were stockpiling inventories in anticipation of higher tariffs. Residential real estate activity was unchanged on balance, as high mortgage rates continued to hold back demand. Commercial real estate sales edged up. Nonfinancial services sector grew slightly overall, with Districts highlighting growth in leisure and hospitality and transportation. Truck freight volumes were down.
•
Financial service providers reported modest growth in lending and little change in asset quality overall; however, lenders and community organizations voiced concerns about delinquencies among small businesses and lower-income households. Nonprofit social service agencies faced high demand amidst uncertainty about future funding levels. Agricultural conditions remained weak overall, with generally lower farm incomes and weather-related struggles in some areas.
•
More contacts were optimistic about the outlook for 2025 than were pessimistic about it, though contacts in several Districts expressed concerns that changes in immigration and tariff policy could negatively affect the economy.
•
Employment ticked up on balance, with half of the Districts reporting a slight increase and half reporting no change. Contacts in several service industries, notably healthcare, continued to see job growth. Construction employment increased slightly, while manufacturing employment was flat. Contacts across multiple sectors noted difficulty finding skilled workers. Contacts in some Districts expressed greater uncertainty about their future staffing needs. Wage growth picked up to a moderate pace in most Districts, though there were some reports that wage pressures had eased.
•
Prices increased modestly overall, with growth rates ranging from flat to moderate. Most Districts reported modest increases in selling prices, though there were instances of flat or decreasing prices as well, particularly in the retail and manufacturing sectors. Input costs also rose, with contacts highlighting higher insurance prices; however, there were several mentions of flat or lower input costs, particularly for fuel. Contacts expect prices to continue to rise in 2025, with some noting the potential for higher tariffs to contribute to price increases.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida, Georgia and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve’s Sixth District also noted moderate loan growth, driven by increases in multi-family loans and first-lien mortgages, construction, land development loans and auto loans contracted modestly and all other major loan categories increased moderately. The Federal Reserve’s Sixth District reported that asset quality remained stable with low levels of nonperforming loans as a percentage of total loans and both deposit balances and borrowings by banks increased, as loan-to-deposit ratios fell amid rising loan growth. The Federal Reserve’s Eighth District also reported that loan growth slowed at a modest pace during the reporting period, but banking conditions and lending activity remained healthy. The Federal Reserve’s Eighth District also noted that contacts continued to express inflationary concerns related to potential import tariffs or supply chain disruptions from a dockworker strike. The Federal Reserve’s Eighth District also reported that banking conditions were generally unchanged, overall cost of funding had risen due to increased competition for deposits and the volume of past due loans had stabilized after increasing modestly over the past year. The Federal Reserve’s Eleventh District also reported loan volumes accelerated sharply in December 2024, while credit tightening continued and loan pricing declined, loan nonperformance rose but at a slower pace and bankers reported a sizeable pickup in general business activity for the first time in over two years. The Federal Reserve’s Eleventh District noted that bankers' outlooks turned even more optimistic, as they expect rapid improvement in loan demand and business activity and just a mild deterioration in loan performance six months from now.

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

Trustmark and its subsidiaries compete with national and state-chartered banking institutions of comparable or larger size and resources and with smaller community banking organizations. Trustmark has numerous local, regional and national nonbank competitors, including savings and loan associations, credit unions, mortgage companies, finance companies, financial service operations of major retailers, investment brokerage and financial advisory firms and mutual fund companies. Because nonbank financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Currently, Trustmark does not face meaningful competition from international banks in its markets, although that could change in the future.

At June 30, 2024, Trustmark’s deposit market share ranked within the top three positions in 55.0% of the 56 counties served and within the top five positions in 68.0% of the counties served. The following table presents Federal Deposit Insurance Corporation (FDIC) deposit data regarding TNB’s deposit market share by state as of June 30, 2024. The FDIC deposit market share data presented below does not align with Trustmark’s reported geographic market regions, which in some instances cross state lines, and Trustmark’s geographic coverage within certain states presented below is not statewide (see the section captioned “Description of Business” above).

State	Deposit Market Share
Alabama	1.91%
Florida	0.17%
Mississippi	13.05%
Tennessee	0.32%
Texas	0.04%

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

Trustmark’s ability to compete effectively is a result of providing customers with desired products and services in a convenient and cost-effective manner. Customers for commercial, consumer and mortgage banking as well as wealth management services are influenced by convenience, quality of service, personal contacts, availability of products and services and competitive pricing. Trustmark continually reviews its products, locations, alternative delivery channels, and pricing strategies to maintain and enhance its competitive position. While Trustmark’s position varies by market, Management believes it can compete effectively as a result of the quality of Trustmark’s products and services, local market knowledge and awareness of customer needs.

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

In September 2024, the Office of the Comptroller of the Currency (OCC) finalized a new Policy Statement Regarding Statutory Factors Under the Bank Merger Act (Policy Statement), which outlines factors that the OCC will consider when evaluating a proposed bank merger transaction, including factors related to financial stability, the financial and managerial resources and future prospects of the existing and proposed institutions, and the convenience and needs of the community. The Policy Statement also lists thirteen indicators that will be present in merger applications that are more likely to be approved expeditiously, including that the acquirer’s CRA rating is “Outstanding” or “Satisfactory,” the acquirer has no open or pending fair lending actions, the acquirer has no open formal or informal enforcement actions, and the target’s total assets are less than 50 percent of the acquirer’s total assets. The Policy Statement also lists examples of indicators that raise supervisory or regulatory concerns and thus make the OCC less likely to approve a merger transaction, including that the acquirer has a CRA rating of “Needs to Improve” or “Substantial Noncompliance,” or the acquirer has open or pending fair lending or consumer compliance actions. It remains uncertain how the OCC will apply the Policy Statement to particular transactions, and the Policy Statement may make it more difficult and/or costly for Trustmark to obtain regulatory approval for an acquisition or otherwise result in more onerous conditions in approval orders than the OCC has previously imposed.

Also in September 2024, the U.S. Department of Justice (DOJ) withdrew from its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that apply across all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. This change in the DOJ’s bank merger antitrust policy creates uncertainty regarding the types of transactions that the DOJ may challenge as anticompetitive.

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

In addition, the OCC has the authority to approve applications by national banks to establish de novo branches, including, under the Riegle-Neal Act, in states other than the bank’s home state if the law of the state in which the branch is located, or is to be located, would permit establishment of the branch if the bank were a state bank chartered by such state.

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

At December 31, 2024, Trustmark exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 11.54%, 11.94% and 13.97% of its total risk-weighted assets, respectively. At December 31, 2024, TNB also exceeded these requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 12.20%, 12.20% and 13.41% of its total risk-weighted assets, respectively. At December 31, 2024, the leverage ratios for Trustmark and TNB were 9.99% and 10.21%, respectively. At December 31, 2024, TNB was well-capitalized based on the ratios and guidelines described above.

In December 2018, the federal banking agencies issued a final rule that allows institutions to elect to phase in the regulatory capital effects of the Current Expected Credit Losses (CECL) accounting standard over three years. In addition, as a result of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) enacted on March 27, 2020 in response to the COVID-19 pandemic, the federal bank regulatory agencies issued rules that allow banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. Trustmark elected to defer the regulatory capital effects of CECL in accordance with these rules, which largely delayed the effects of the adoption of CECL on its regulatory capital through December 31, 2021. The effects were phased-in over a three-year period from January 1, 2022 through December 31, 2024.

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

Anti-Money Laundering (AML) Initiatives and Sanctions Compliance

Trustmark and TNB are subject to extensive laws and regulations aimed at combating money laundering and terrorist financing, including the USA Patriot Act of 2001 (USA Patriot Act) and the Bank Secrecy Act. Regulations implementing these statutes impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers and of beneficial owners of their legal entity customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and financial consequences for the institution. The federal Financial Crimes Enforcement Network of the Department of the Treasury, in addition to federal bank regulatory agencies, is authorized to impose significant civil money penalties for violations of these requirements, and has recently engaged in coordinated enforcement efforts with state and federal banking regulators, the DOJ, the Consumer Financial Protection Bureau (CFPB), the Drug Enforcement Administration and the Internal Revenue Service. Violations of AML requirements can also lead to criminal penalties. In addition, the federal banking agencies are required to consider the effectiveness of a financial institution’s AML activities when reviewing proposed bank mergers and bank holding company acquisitions.

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

Community Reinvestment Act

The CRA requires an insured depository institution’s appropriate federal banking regulator to evaluate the institution's record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods, and to consider this record in its evaluation of certain applications to banking regulators, such as an application for approval of a merger or the establishment of a branch. A rating of less than “Satisfactory” may provide a basis for denial of such an application. Federal regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. As of its last examination from the OCC, TNB received a CRA rating of “Outstanding.” The evaluation covered activities in the period from January 1, 2022 through December 31, 2023.

On October 24, 2023, the federal banking agencies released a final rule significantly revising the framework that the agencies use to evaluate banks’ records of meeting the credit needs of their entire communities under the CRA. Under the revised framework, banks with assets of at least $2 billion, including TNB, are considered large banks and, accordingly, will have their retail lending, retail services and products, community development financing and community development services subject to periodic evaluation under complex, multi-part standards. Large banks will be subject to enhanced data collection and reporting requirements, with additional data collection and reporting requirements applying to banks, such as TNB, with assets greater than $10 billion. Depending on a large bank’s geographic concentrations of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. Industry organizations have challenged the final rule in court, and on March 29, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule. The final outcome of such challenge is uncertain.

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

On October 22, 2024, the CFPB released a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, financial institutions are required, upon request, to make available to a consumer or third party authorized by the consumer certain information TNB has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. In issuing this rule, the CFPB said that the rule will move the U.S. closer to an “open banking” system that will allow consumers to switch banks or other providers more easily. The final rule also requires, among other things, covered data providers, such as TNB, to establish a developer interface that satisfies certain performance and data security specifications through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties directly or through data aggregators. Under the final rule, TNB will be prohibited from charging fees for maintaining the developer interface or providing access to such data. TNB may also act as an authorized third party to request and access covered data under the final rule from other financial institutions that are covered data providers. The final rule places data security, authorization, and other obligations on those authorized third parties, including limitations on secondary uses of the data received. Industry organizations have challenged the final rule in court and the litigation is ongoing. If the challenge is not successful, as a data provider, TNB must comply with the rule beginning April 1, 2027. Management is monitoring the status of the litigation and evaluating the impact of this rule.

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

In October 2023, the FRB proposed changes to its EFTA rules that would decrease the maximum interchange fees that an issuer may receive for an electronic debit transaction to the sum of 14.4 cents and four basis points multiplied by the value of the transaction and increase the fraud prevention adjustment to 1.3 cents. If finalized as proposed, the proposal could reduce interchange revenue for banks with $10 billion or more in assets, such as TNB.

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

The FDIC determines a bank’s assessment rate within a range of base assessment rates using a risk scorecard that takes into account the bank’s financial ratios and supervisory rating (the CAMELS composite rating), among other factors. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. The methodology that the FDIC uses to calculate assessment amounts is also based on the FDIC’s designated reserve ratio, which is currently 2.0%. During the COVID-19 pandemic, the amount of total estimated insured deposits grew rapidly while the funds in the DIF grew at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, which began with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the DIF reserve ratio meets or exceeds 2.00%. As a result of this rule, the FDIC insurance costs of insured depository institutions, including TNB, have generally increased. TNB incurred an additional $3.4 million of FDIC assessment expense during 2024 as a result of this rule.

On November 16, 2023, the FDIC adopted a final rule implementing a special assessment to recover the loss to the FDIC’s DIF incurred in the receiverships of Silicon Valley Bank and Signature Bank. Under the final rule, the FDIC will collect special assessments at a quarterly rate of 3.36 basis points, or approximately 13.4 basis points annually, over eight initial quarterly assessment periods beginning with the first quarterly assessment period of 2024. The assessment base for the special assessment is equal to an insured depository institution's estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC retained the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between estimated or actual losses and the amounts collected, or impose a final shortfall special assessment on a one-time basis after the receiverships for Silicon Valley Bank and Signature Bank terminate. During 2024, the FDIC updated its estimate of the DIF’s losses and projected that the special assessment would be collected for an additional two quarters beyond the initial eight-quarter collection periods, at a lower rate. The special assessment is not expected to be material to Trustmark's financial condition or results of operations.

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

On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. The proposal would require many insured depository institutions to classify a greater amount of their deposits obtained with the involvement of third parties as brokered deposits. An increase in the amount of brokered deposits on an insured depository institution’s balance sheet could, among other consequences, increase the institution’s deposit insurance assessment costs.

In 2024, TNB’s expenses related to deposit insurance premiums totaled $19.2 million.

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

Employees

At December 31, 2024, Trustmark employed 2,500 full-time equivalent associates, none of which are represented by a collective bargaining agreement. Trustmark believes its employee relations to be satisfactory.

Information about Executive Officers of Trustmark

As of the filing date, the executive officers of Trustmark and its primary bank subsidiary, TNB, including their ages, positions and principal occupations for the last five years are as follows:

Gerard R. Host, 70

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

Duane A. Dewey, 66

Trustmark Corporation

President and Chief Executive Officer since January 2021

Trustmark National Bank

Chief Executive Officer since January 2021

President since January 2020

Chief Operating Officer from January 2019 to December 2020

George T. Chambers, Jr., 65

Trustmark Corporation

Principal Accounting Officer since March 2021

Trustmark National Bank

Executive Vice President and Chief Accounting Officer since March 2021

Senior Vice President and Controller from March 2009 to February 2021

Monica A. Day, 64

Trustmark National Bank

President – Institutional Banking since April 2019

Robert Barry Harvey, 65

Trustmark National Bank

Chief Credit and Operations Officer since June 2021

Chief Credit Officer from March 2010 to May 2021

Executive Vice President since March 2010

Thomas C. Owens, 60

Trustmark Corporation

Treasurer and Principal Financial Officer since March 2021

Trustmark National Bank

Chief Financial Officer since March 2021

Bank Treasurer from September 2013 to February 2021

Executive Vice President since 2013

W. Arthur Stevens, 60

Trustmark National Bank

President – Retail Banking since September 2011

Maria Luisa "Ria" Sugay, 43

Trustmark National Bank

Bank Treasurer since March 2021

Bank Co-Treasurer from July 2020 to February 2021

Executive Vice President since July 2020

USAA

Director, Asset Liability Management from June 2016 to June 2020

Granville Tate, Jr., 68

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

Trustmark’s profitability depends to a large extent on net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities, such as deposits and borrowings. Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change. Trustmark is unable to predict changes in market interest rates, which are affected by many factors beyond Trustmark’s control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Market interest rates remained elevated during most of 2024. The FRB maintained the target federal funds rate at a range of 5.25% to 5.50% from July 2023 through September 2024. In September 2024, the FRB began lowering the target federal funds rate making multiple decreases during the fourth quarter of 2024 to a range of 4.25% to 4.50% as of December 2024, based on its confidence that inflation was moving substantially toward 2.00% and that the risks to achieving the FRB's employment and inflation goals were roughly balanced. In addition, the FRB maintained the rate it paid on reserves at 5.40% from July 2023 through September 2024. In September 2024, the FRB made the first of multiple declines in the rate it pays on reserves, lowering the rate to 4.40% as of December 2024. Prior period rate increases increased the competitive pressures on the deposit cost of funds. While rate cuts potentially reduce those competitive pressures, they increase pressure on Trustmark's net interest margin, a key component to its financial results. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on Trustmark's results of operations.

Financial simulation models are the primary tools used by Trustmark to measure interest rate exposure. Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates. Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior. In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates. Trustmark’s simulation model using static balances at December 31, 2024, estimated that in the event of a hypothetical 200 basis point increase in interest rates, net interest income may increase 0.8%, while a hypothetical 100 basis point increase in interest rates, may increase net interest income 0.4%. In the event of a hypothetical 100 basis point decrease in interest rates using static balances at December 31, 2024, it is estimated net interest income may decrease by 1.2%, while a hypothetical 200 basis point decrease in interest rates, may decrease net interest income 3.0%.

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

Trustmark had a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that were either directly or indirectly dependent on LIBOR. As of December 31, 2024, all of Trustmark’s LIBOR exposure was remediated. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. Since alternative reference rates are calculated differently than LIBOR, payments under contracts referencing new alternative reference rates will differ from those referencing LIBOR. Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, Trustmark has implemented various measures to manage the transition and mitigate risks.

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

On a quarterly basis, Trustmark evaluates investments and other assets for expected credit losses. At December 31, 2024, gross unrealized losses on securities for which an allowance for credit losses has not been recorded totaled $30.0 million. Trustmark may be required to record credit loss expense if these investments suffer a decline in value that is the result of a credit loss. If Trustmark determines that a credit loss exists, the credit portion of the allowance would be measured using a discounted cash flow (DCF) analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss Trustmark may record is limited to the amount by which the amortized cost exceeds the fair value, which could have a material adverse effect on results of operations in the period in which a credit loss, if any, occurs.

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

Trustmark attempts to quantify such credit event risk by modeling bank specific and systemic scenarios that estimate the liquidity impact. Trustmark estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. To mitigate such risk, Trustmark maintains available lines of credit with the Federal Reserve Bank of Atlanta (FRBA) and the FHLB of Dallas that are secured by loans and investment securities. Management continuously monitors Trustmark’s liquidity position for compliance with internal policies.

External and Market-Related Risks

Trustmark’s business may be adversely affected by conditions in the financial markets and economic conditions in general.

Economic activity improved moderately during 2024; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, inflation, other economic and industry volatility, the current United States presidential administration's policies, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term. While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations. Strategic risk, including threats to business models from increasing pressures on net interest margins and modest economic growth, remains high. Management’s ability to plan, prioritize and allocate resources in this environment will be critical to Trustmark’s ability to sustain earnings that will attract capital. Because of the complexities presented by current economic conditions, Management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying assets, liabilities and revenue and effectively managing the costs of compliance.

Market interest rates remained elevated until September 2024, at which time interest rates began to decline. Prior period rate increases increased the competitive pressures on the deposit cost of funds. While rate cuts potentially reduce those competitive pressures, they increase pressure on Trustmark's net interest margin, a key component to its financial results. It is not possible to predict the pace and magnitude of changes to interest rates, or the impact rate changes will have on Trustmark’s results of operations.

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

The rising interest rate environment during 2022 and 2023, the resulting industry-wide reduction in the fair value of securities portfolios and the bank runs that led to the failures of some financial institutions in March 2023, among other events, resulted in a state of volatility and uncertainty with respect to the health of the United States banking system. There is heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses and capital. It is difficult to predict the extent to which these challenging economic conditions will persist or whether recent progress in the economic recovery will instead shift to the potential for further decline. If the economy does weaken in the future, it is uncertain how Trustmark’s business would be affected and whether Trustmark would be able to successfully mitigate any such effects on its business. Accordingly, these factors in the United States (and, indirectly, global) economy could have a material adverse effect on Trustmark’s financial condition and results of operations.

Trustmark operates in a highly competitive financial services industry.

Trustmark faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have greater financial resources. Such competitors primarily include banks, as well as community banks operating nationwide and regionally within the various markets in which Trustmark operates. Trustmark also faces competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, factoring companies and other financial intermediaries. Additionally, fintech developments, such as blockchain and other distributed ledger technologies, have the potential to disrupt the financial industry and change the way banks do business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

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

The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The DOJ and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under fair lending laws and regulations could result in a wide variety of direct or indirect negative consequences, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on geographic expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on Trustmark’s business, financial condition or results of operations. In 2021, TNB settled a fair lending enforcement action with the DOJ, the OCC and the CFPB and incurred a one-time settlement expense of $5.0 million and made other commitments to enhance credit opportunities to residents of majority-Black and Hispanic neighborhoods in the Memphis metropolitan statistical area. Trustmark and TNB could be subject to other enforcement actions in the future.

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

The performance of a bank under the CRA in meeting the credit needs of its community is a factor that must be taken into consideration when the federal banking agencies evaluate applications related to mergers and acquisitions, as well as branch opening and relocations. As of its last examination, TNB received a CRA rating of “Outstanding,” which represented an improvement from its previous CRA rating of “Needs to Improve.” TNB’s failure to maintain at least a “Satisfactory” CRA rating in the future could adversely affect its ability to complete the acquisition of another financial institution or open a new branch. If TNB receives an overall CRA rating of less than “Satisfactory” in the future, the OCC would not re-evaluate its rating until TNB’s next CRA examination, which may not occur for several more years, and it is possible that a low CRA rating would not improve in the future.

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

Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 326, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” requires Trustmark to recognize all expected credit losses over the life of a loan based on historical experience, current conditions and reasonable and supportable forecasts. FASB ASC Topic 326 generally results in earlier recognition of credit losses, which would increase reserves and decrease capital. Additionally, the allowance for credit losses model could be materially impacted by changes in current and forecasted macroeconomic conditions. It is not possible to predict the timing or magnitude of changes in macroeconomic conditions or the impact such changes could have on Trustmark’s allowance for credit losses; however, material changes in the allowance for credit losses could have a material impact on Trustmark’s reserves and capital.

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

If Trustmark consummates an acquisition, a portion of the purchase price would generally be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2024, goodwill and other identifiable intangible assets, net were $334.7 million. Under current accounting standards, if Trustmark determines goodwill or intangible assets are impaired, Trustmark would be required to write down the carrying value of these assets. Trustmark’s annual goodwill impairment evaluation performed during the fourth quarter of 2024 indicated no impairment of goodwill for any reporting segment. Management cannot provide assurance, however, that Trustmark will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on Trustmark’s shareholders’ equity and financial condition and could cause a decline in Trustmark’s stock price.

Trustmark holds other real estate and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As business necessitates, Trustmark forecloses on and takes title to real estate serving as collateral for loans. At December 31, 2024, Trustmark held $5.9 million of other real estate. The amount of other real estate held by Trustmark may increase in the future as a result of, among other things, business combinations, increased uncertainties in the housing market or increased levels of credit stress in residential real estate loan portfolios. Increased other real estate balances could lead to greater expenses as Trustmark incurs costs to manage, maintain and dispose of real properties as well as to remediate any environmental cleanup costs incurred in connection with any contamination discovered on real property on which Trustmark has foreclosed and to which Trustmark has taken title. As a result, Trustmark’s earnings could be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate assets. The expenses associated with holding a significant amount of other real estate could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

Trustmark’s information security program is primarily administered at the management level by the Information Security Department, which is led by Trustmark’s Chief Information Security Officer (CISO), and is supported by the Information Technology Department, which is led by Trustmark’s Chief Information Officer (CIO). The CISO reports to the CIO, who in turn reports to Trustmark’s Chief Credit and Operations Officer. Trustmark’s Information Security Department is responsible for day-to-day management of Trustmark’s information security program, including data loss prevention, access control, threat monitoring, incident response, insider threat monitoring and employee education and training. The Information Security Department also maintains policies related to cybersecurity and data security that provide the required governance for the information security program. Additionally, Trustmark’s Information Technology Department maintains policies that govern technical aspects of Trustmark’s information security program. Each policy is reviewed and approved by the Enterprise Risk Committee at least every three years and is mapped to applicable regulatory guidance. The Cybersecurity Operations team within the Information Technology Department maintains and runs Trustmark’s security operations center and is responsible for cybersecurity event management and maintaining security tooling. Trustmark also maintains an Information Security / Cybersecurity Management Committee, which is comprised of representatives from the Information Security, Information Technology, Enterprise Risk, Corporate Security, Internal Audit and Legal departments and members of executive management. This committee meets quarterly to discuss and review Trustmark’s information security program and receives qualitative and quantitative update reports from the Information Security Department, Internal Audit Department and Information Technology Department.

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

ITEM 2. PROPERTIES

Trustmark’s principal offices are housed in its main office building located in downtown Jackson, Mississippi and owned by TNB. Trustmark’s main office building is primarily allocated for bank use with a small portion available for occupancy by tenants on a lease basis, although such incidental leasing activity is not material to Trustmark’s operations. At December 31, 2024, Trustmark, through TNB, operated 163 full-service branches, 7 limited-service branches and an automated teller machine (ATM) network, which included 122 ATMs and 136 ITMs at its branches and other locations. In addition, Trustmark operated 8 offices in various locations providing mortgage banking, wealth management and/or corporate lending services. Trustmark leases 28 of its branch and other office locations with the remainder being owned. Trustmark believes its properties are suitable and adequate to operate its financial services business.

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

Trustmark paid quarterly cash dividends to shareholders of $0.23 per share, or $0.92 per share annually, in 2024. As a component of return to common shareholders, Trustmark intends to pay cash dividends when corporate financial performance and capital strength allow it to do so. All dividend payments must be approved and declared by the Board of Directors of Trustmark and are required to be in compliance with all applicable laws and regulations.

At January 31, 2025, there were approximately 2,784 registered shareholders of record and approximately 22,642 beneficial account holders of shares in nominee name of Trustmark’s common stock. Other information required by this item can be found in Note 18 - Shareholders’ Equity included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

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

On December 5, 2023, the Board of Directors of Trustmark authorized a stock repurchase program, effective January 1, 2024, under which $50.0 million of Trustmark's outstanding common stock could be acquired through December 31, 2024. Under this authority, Trustmark repurchased approximately 203 thousand shares of its common stock valued at $7.5 million during the twelve months ended December 31, 2024.

The following table sets forth information regarding purchases of shares of Trustmark common stock by Trustmark or on Trustmark’s behalf during the three months ended December 31, 2024 (amounts in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2024 to October 31, 2024	50,831	$34.98	50,831	$48,222
November 1, 2024 to November 30, 2024	124,207	37.35	124,207	43,583
December 1, 2024 to December 31, 2024	28,115	38.46	28,115	—
Total	203,153		203,153

On December 3, 2024, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2025, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2025. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased approximately 243 thousand shares of its common stock valued at $8.5 million during January 2025.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Nasdaq market value index and the S&P 500 – Regional Banks index. The S&P 500 – Regional Banks index is an industry index published by S&P Dow Jones Indices, a division of S&P Global, and is comprised of stock in the S&P Total Market Index that are classified in the Global Industry Classification Standard regional banks sub-industry. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2019, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2019	2020	2021	2022	2023	2024
Trustmark	$100.00	$82.09	$100.46	$111.18	$92.28	$120.51
NASDAQ Composite-Total Return	100.00	144.92	177.06	119.45	172.77	223.87
S&P 500 - Regional Banks	100.00	95.47	134.16	99.93	78.33	102.05

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025.

Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the three years ended December 31, 2024 ($ in thousands, except per share data). The data should be read in conjunction with Part II. Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. – Financial Statements and Supplementary Data.

Trustmark completed the sale of Fisher Brown Bottrell Insurance, Inc., (FBBI), a wholly owned subsidiary of TNB, during the second quarter of 2024. As such, financial results presented in the table below for the years ended December 31, 2024, 2023 and 2022, consist of both continuing and discontinued operations. The discontinued operations include the financial results of FBBI prior to the sale as well as the net gain on the sale. For additional information regarding discontinued operations, please see Note 2 – Discontinued Operations set forth in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Years Ended December 31,	2024	2023	2022
Consolidated Statements of Income (Loss)
Total interest income	$960,330	$878,832	$541,833
Total interest expense	375,909	325,954	47,125
Net interest income	584,421	552,878	494,708
Provision for credit losses (PCL), LHFI	37,287	27,362	21,677
PCL, LHFI sale of 1-4 family mortgage loans	8,633	—	—
PCL, off-balance sheet credit exposures	(4,665)	(2,781)	1,215
Noninterest income (loss)	(23,419)	148,433	151,422
Noninterest expense	485,690	495,696	564,133
Income (loss) from continuing operations before income taxes	34,057	181,034	59,105
Income taxes from continuing operations	(11,153)	27,744	(1,813)
Income (loss) from continuing operations	45,210	153,290	60,918
Income from discontinued operations before income taxes	237,152	16,302	14,642
Income taxes from discontinued operations	59,353	4,103	3,673
Income from discontinued operations	177,799	12,199	10,969
Net Income	$223,009	$165,489	$71,887

Total Revenue (1)	$561,002	$701,311	$646,130

Per Share Data (2)
Basic earnings (loss) per share (EPS) from continuing operations	$0.74	$2.51	$0.99
Basic EPS from discontinued operations	$2.91	$0.20	$0.18
Basic EPS - total	$3.65	$2.71	$1.17

Diluted EPS from continuing operations	$0.74	$2.50	$0.99
Diluted EPS from discontinued operations	$2.90	$0.20	$0.18
Diluted EPS - total	$3.63	$2.70	$1.17

Cash dividends per share	$0.92	$0.92	$0.92

Performance Ratios
Return on average equity	12.22%	10.54%	4.48%
Return on average equity from continuing operations	2.48%	9.76%	3.80%
Return on average tangible equity	15.20%	14.04%	6.00%
Return on average tangible equity from continuing operations	3.04%	12.43%	4.86%
Return on average assets	1.20%	0.89%	0.41%
Return on average assets from continuing operations	0.24%	0.82%	0.35%
Average equity / average assets	9.84%	8.41%	9.18%
Net interest margin (fully taxable equivalent)	3.51%	3.32%	3.17%
Dividend payout ratio	25.21%	33.95%	78.63%
Dividend payout ratio from continuing operations	124.32%	36.65%	92.93%

Credit Quality Ratios
Net charge-offs (recoveries) (excl sale of 1-4 family mortgage loans) / average loans	0.12%	0.06%	0.01%
PCL, LHFI (excl PCL, LHFI sale of 1-4 family mortgage loans) / average loans	0.28%	0.21%	0.19%
Nonaccrual LHFI / (LHFI + LHFS)	0.60%	0.76%	0.53%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.65%	0.81%	0.55%
Allowance for credit losses (ACL), LHFI / LHFI	1.22%	1.08%	0.99%
(1)
Consistent with Trustmark’s audited financial statements, total revenue is defined as net interest income plus noninterest income (loss).
(2)
Due to rounding, EPS from continuing operations and discontinued operations may not sum to EPS from net income.

December 31,	2024	2023	2022
Consolidated Balance Sheets
Total assets	$18,152,422	$18,722,189	$18,015,478
Securities	3,027,919	3,189,157	3,518,596
Total loans (LHFI + LHFS)	13,290,249	13,135,336	12,339,265
Deposits	15,108,175	15,569,763	14,437,648
Total shareholders' equity	1,962,327	1,661,847	1,492,268

Stock Performance
Market value - close	$35.37	$27.88	$34.91
Book value	32.17	27.21	24.47
Tangible book value	26.68	20.87	18.11

Capital Ratios
Total equity / total assets	10.81%	8.88%	8.28%
Tangible equity / tangible assets	9.13%	7.22%	6.54%
Tangible equity / risk-weighted assets	10.86%	8.76%	7.97%
Tier 1 leverage ratio	9.99%	8.62%	8.47%
Common equity tier 1 risk-based capital ratio	11.54%	10.04%	9.74%
Tier 1 risk-based capital ratio	11.94%	10.44%	10.15%
Total risk-based capital ratio	13.97%	12.29%	11.91%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark’s financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. – Financial Statements and Supplementary Data of this report. Discussion and analysis of Trustmark’s financial condition and results of operations for the years ended December 31, 2023 and 2022 are included in the respective sections within Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Trustmark’s Annual Report filed on Form 10-K for the year ended December 31, 2023.

Executive Overview

Trustmark has been committed to meeting the banking and financial needs of its customers and communities for over 130 years and remains focused on providing support, advice and solutions to its customers' unique needs. Trustmark completed the following significant non-routine transactions during the second quarter of 2024:

•
On May 31, 2024, TNB closed the sale of its wholly owned subsidiary, FBBI, to Marsh & McLennan Agency LLC, consistent with the terms as previously announced on April 23, 2024. Trustmark recognized a net gain on the sale of $228.3 million ($171.2 million, net of taxes) in income from discontinued operations. The operations of FBBI prior to the sale are included in income from discontinued operations for the current and prior periods.
•
Trustmark restructured its investment securities portfolio by selling $1.561 billion of available for sale securities with an average yield of 1.36%, which generated a loss of $182.8 million ($137.1 million, net of taxes) and was recorded to noninterest income (loss) in securities gains (losses), net. Trustmark also purchased $1.378 billion of available for sale securities with an average yield of 4.85%.
•
Trustmark sold a portfolio of 1-4 family mortgage loans that were at least three payments delinquent and/or nonaccrual at the time of selection totaling $56.2 million, which resulted in a loss of $13.4 million ($10.1 million, net of taxes). The portion of the loss related to credit totaled $8.6 million ($6.5 million, net of taxes) and was recorded as adjustments to charge-offs and the PCL, LHFI. The noncredit-related portion of the loss totaled $4.8 million ($3.6 million, net of taxes) and was recorded to noninterest income (loss) in other, net.
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

In addition to these significant non-routine transactions, Trustmark's financial results for 2024 reflected continued growth in LHFI, an increase in noninterest income and disciplined expense management. Please see the section captioned "Non-GAAP Financial Measures" for additional information regarding the significant non-routine transactions. Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.

These accomplishments are the result of focused efforts to enhance Trustmark's long-term performance and competitiveness. Trustmark continues to implement technology and streamline processes to enhance its ability to grow and serve customers. Trustmark is well-positioned to compete in changing economic conditions and create long-term value for its shareholders. The Board of Directors of Trustmark announced a 4.3% increase in its regular quarterly cash dividend to $0.24 per share from $0.23 per share. The dividend is payable March 15, 2025, to shareholders of record on March 1, 2025.

Financial Highlights

Trustmark reported net income of $56.3 million, or basic and diluted EPS of $0.92, for the fourth quarter of 2024, compared to a net income of $36.1 million, or basic and diluted EPS of $0.59, in the fourth quarter of 2023. Trustmark’s reported performance during the quarter ended December 31, 2024, produced a return on average tangible equity of 13.68%, a return on average assets of 1.23%, an average equity to average assets ratio of 10.82% and a dividend payout ratio of 25.00%, compared to a return on average tangible equity of 11.92%, a return on average assets of 0.77%, an average equity to average assets ratio of 8.51% and a dividend payout ratio of 38.98% during the quarter ended December 31, 2023.

The increase in net income when the fourth quarter of 2024 is compared to the fourth quarter of 2023 was principally due to an increase in revenue. Revenue, which is defined as net interest income plus noninterest income (loss), totaled $196.8 million for the quarter ended December 31, 2024 compared to $173.3 million for the quarter ended December 31, 2023, an increase of $23.5 million, or 13.5%. The increase in total revenue for the fourth quarter of 2024 compared to the same time period in 2023 resulted from an increase in net interest income, principally due to declines in total interest expense as well as an increase in interest on securities-taxable partially offset by a decline in other interest income, and an increase in noninterest income (loss), principally due to increases in mortgage banking, net and other, net.

Net interest income for the fourth quarter of 2024 totaled $155.8 million, an increase of $19.1 million, or 14.0%, when compared to the fourth quarter of 2023. Interest income totaled $239.7 million for the fourth quarter of 2024, an increase of $6.9 million, or 2.9%, when compared to the same time period in 2023, principally due to an increase in interest on securities-taxable primarily due to the restructuring of the available for sale securities portfolio during the second quarter of 2024, partially offset by a decline in other interest income primarily due to declines in both the balance held at the FRBA and the rate paid by the FRBA on reserves. Interest expense totaled $83.9 million for the fourth quarter of 2024, a decrease of $12.2 million, or 12.7%, when compared to the same time period in 2023, reflecting declines in interest on deposits, interest on federal funds purchased and securities sold under repurchase agreements (repurchase agreements) and other interest expense. Interest expense on deposits totaled $75.9 million for the fourth quarter of 2024, a decline of $4.9 million, or 6.1%, when compared to the fourth quarter of 2023 primarily due to declines in interest expense on all categories of interest checking accounts and money market demand deposit accounts (MMDA) as well as a decline in interest expense on brokered certificates of deposits (CDs), partially offset by an increase in interest expense on personal CDs. Interest expense on federal funds purchased and repurchase agreements totaled $4.0 million for the fourth quarter of 2024, a decrease of $1.3 million, or 24.5%, when compared to the fourth quarter of 2023 primarily due to a decline in interest expense on federal funds purchased, reflecting a decline in the amount of upstream federal funds purchased and declines by the FRB in the target federal funds rate. Other interest expense totaled $3.9 million for the fourth quarter of 2024, a decrease of $6.0 million, or 60.6%, when compared to the same time period in 2023 primarily due to a decline in interest expense on FHLB advances as a result of a decline in the amount of outstanding short-term FHLB advances with the FHLB of Dallas.

Noninterest income (loss) for the fourth quarter of 2024 totaled $41.0 million, an increase of $4.3 million, or 11.9%, when compared to the fourth quarter of 2023, principally due to increases in mortgage banking, net and other, net. Mortgage banking, net totaled $7.4 million for the fourth quarter of 2024, an increase of $1.9 million, or 33.9%, when compared to the same time period in 2023, principally due to a decline in the net negative hedge ineffectiveness and an increase in the gain on sales of loans, net. Other, net totaled $4.3 million for the fourth quarter of 2024, an increase of $1.7 million, or 66.8%, when compared to the same time period in 2023, principally due to an increase in other miscellaneous income.

Noninterest expense for the fourth quarter of 2024 totaled $124.4 million, a decrease of $1.8 million, or 1.4%, when compared to the fourth quarter of 2023, principally due to declines in services and fees and other expense. Services and fees totaled $26.7 million for the fourth quarter of 2024, a decrease of $786 thousand, or 2.9%, when compared to the fourth quarter of 2023 primarily due to declines in outside services and fees partially offset by increase in data processing expenses related to software and business process outsourcing expenses. Other expense totaled $15.1 million for the fourth quarter of 2024, a decrease of $678 thousand, or 4.3%, when compared to the same time period in 2023, principally due to declines in other miscellaneous expenses.

Trustmark’s PCL, LHFI for the three months ended December 31, 2024 totaled $7.0 million compared to $7.6 million for the three months ended December 31, 2023, a decrease of $625 thousand, or 8.2%. The PCL, LHFI for the fourth quarter of 2024 primarily reflected an increase in required reserves as a result of net adjustments to the qualitative reserve factors and changes to the macroeconomic forecasts, partially offset by a decline in specific reserves for individually analyzed LHFI. The PCL, off-balance sheet credit exposures totaled $502 thousand for the three months ended December 31, 2024 compared to a negative $888 thousand for the three months ended December 31, 2023, an increase of $1.4 million. The PCL, off-balance sheet credit exposures for the fourth quarter of 2024 primarily reflected increases in required reserves as a result of credit migration and implementation of the External Factor - Credit Quality Review qualitative factor as well as an increase in unfunded commitments, partially offset by a decline in required reserves as a result of changes in the total reserve rate. Please see the section captioned “Provision for Credit Losses,” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

For the year ended December 31, 2024, Trustmark reported net income of $223.0 million, or basic and diluted EPS of $3.65 and $3.63, respectively, compared to $165.5 million, or basic and diluted EPS of $2.71 and $2.70, respectively, for the year ended December 31, 2023 and $71.9 million, or basic and diluted EPS of $1.17, for the year ended December 31, 2022. Trustmark’s reported performance for the year ended December 31, 2024, produced a return on average tangible equity of 15.20%, a return on average assets of 1.20% and a dividend payout ratio of 25.21%, compared to a return on average tangible equity of 14.04%, a return on average assets of 0.89% and a dividend payout ratio of 33.95% for the year ended December 31, 2023 and a return on average tangible equity of 6.00%, a return on average assets of 0.41% and a dividend payout ratio of 78.63% for the year ended December 31, 2022. Trustmark’s average equity to average assets ratio was 9.84%, 8.41% and 9.18% for the years ended December 31, 2024, 2023 and 2022, respectively.

Trustmark completed the sale of FBBI during the second quarter of 2024. As such, financial results for the years ended December 31, 2024, 2023 and 2022, consist of both continuing and discontinued operations. The discontinued operations include the financial results of FBBI prior to the sale as well as the net gain on the sale. Trustmark reported net income from continuing operations of $45.2 million, $153.3 million and $60.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Trustmark's reported performance from continuing operations for the year ended December 31, 2024 produced a return on average tangible equity of 3.04%, a return on average assets of 0.24% and a dividend payout ratio of 124.32%, compared to a return on average tangible equity of 12.43%, a return on average assets of 0.82% and a dividend payout ratio of 36.65% for the year ended December 31, 2023, and a return on average tangible equity of 4.86%, a return on average assets of 0.35% and a dividend payout ratio of 92.93%, for the year ended December 31, 2022. The decrease in net income from continuing operations when 2024 is compared to 2023 was principally due to a decline in total revenue partially offset by a decrease in income taxes from continuing operations. The increase in net income from continuing operations when 2023 is compared to 2022 was principally due to an increase in total revenue and a decline in noninterest expense.

Revenue totaled $561.0 million for the year ended December 31, 2024, compared to $701.3 million and $646.1 million for the years ended December 31, 2023 and 2022, respectively, a decrease of $140.3 million, or 20.0%, and an increase of $55.2 million, or 8.5%, respectively. The decrease in total revenue for 2024 compared to 2023 was principally due to decline in noninterest income (loss), primarily as a result of the loss on the sale of available for sale securities partially offset by increases in other, net and wealth management, and an increase in net interest income, primarily resulting from increases in interest and fees from LHFS and LHFI and interest on securities as well as a decline in other interest expense, partially offset by an increase in interest expense on deposits and a decrease in other interest income.

Net interest income for the year ended December 31, 2024 totaled $584.4 million, an increase of $31.5 million, or 5.7%, when compared to the year ended December 31, 2023. Interest income totaled $960.3 million for the year ended December 31, 2024, an increase of $81.5 million, or 9.3%, when compared to the year ended December 31, 2023, principally due to increases in interest and fees on LHFS and LHFI, primarily as a result of the higher interest rate environment and loan growth, and interest on securities, primarily as a result of restructuring the securities portfolio during the second quarter of 2024, partially offset by a decline in other interest income, primarily due to a decline in the balance held at the FRBA as well as a decline in dividend income from FHLB stock. Interest expense totaled $375.9 million for the year ended December 31, 2024, an increase of $50.0 million, or 15.3%, when compared to the year ended December 31, 2023. The increase in interest expense when 2024 is compared to 2023 was principally due to an increase in interest on deposits primarily due to rising interest rates, increased competition for deposits and higher average balances, partially offset by a decrease in other interest expense primarily due to a decrease in the amount of short-term FHLB advances held throughout 2024.

Noninterest income (loss) for 2024 totaled a negative $23.4 million, a decrease of $171.9 million when compared to 2023, principally due to the $182.8 million loss on the sale of the available for sale securities during the second quarter of 2024, partially offset by increases in other, net and wealth management. Other, net totaled $17.8 million for 2024, an increase of $7.6 million, or 74.1%, when compared to 2023, principally due to the $8.1 million Visa C shares fair value adjustment during the second quarter of 2024 as well as an increase in cash management service fees and other miscellaneous income, partially offset by the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans recorded during the second quarter of 2024. Wealth management totaled $37.3 million for 2024, an increase of $2.2 million, or 6.2%, when compared to 2023, principally due to increases in brokerage asset management fees and commissions as well as income from annuity services.

Noninterest expense totaled $485.7 million for 2024, a decrease of $10.0 million, or 2.0%, when compared to 2023, principally due to the $6.5 million of litigation settlement expense recorded during 2023 as well as declines in services and fees and salaries and employee benefits, partially offset by an increase in other expense. Services and fees totaled $101.6 million for 2024, a decrease of $6.2 million, or 5.8%, when compared to 2023, principally due to declines in outside services and fees, telephone expense and advertising expense, partially offset by increases in data processing charges related to software and business process outsourcing fees. Salaries and employee benefits totaled $266.2 million for the year ended December 31, 2024, a decrease of $2.0 million, or 0.8%, when compared to the year ended December 31, 2023, principally due to decreases in commission expense due to the decline in mortgage originations, severance expense and medical insurance expense, partially offset by increases in salaries expense, primarily due to general merit increases, accrued management performance incentives and stock compensation expense related to performance awards. Other expense totaled $63.8 million for 2024, an increase of $5.0 million, or 8.6%, when compared to 2023, principally due to increases in FDIC assessment expense, primarily due to an increase in the assessment rate, and other real estate write-downs, partially offset by declines in stationary and supplies and other miscellaneous expenses.

The PCL, LHFI for 2024 totaled $45.9 million and included an $8.6 million PCL, LHFI sale of 1-4 family mortgage loans for the credit-related portion of the loss on the sale of the 1-4 family mortgage loans. The PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, for 2024 totaled $37.3 million compared to $27.4 million for 2023, an increase of $9.9 million, or 36.3%. The PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, for 2024 primarily reflected an increase in required reserves as a result of credit migrations and other net changes in the qualitative reserve factors, loan growth, changes in the macroeconomic forecast and an increase in specific reserves for individually analyzed credits. The PCL, off-balance sheet credit exposures totaled a negative $4.7 million for 2024 compared to a negative $2.8 million for 2023, a decrease of $1.9 million, or 67.7%. The release in PCL, off-balance sheet credit exposures for 2024 primarily reflected a decrease in required reserves as a result of changes in the total reserve rate coupled with a decrease in unfunded commitments which was partially offset by an increase in required reserves as a result of implementing the Performance Trend and the External Factor-Credit Quality Review qualitative reserve factors. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

LHFI totaled $13.090 billion at December 31, 2024, an increase of $139.4 million, or 1.1%, compared to December 31, 2023. The increase in LHFI during 2024 was primarily due to net growth in LHFI secured by real estate and other commercial loans and leases partially offset by net declines in commercial and industrial LHFI and state and other political subdivision LHFI. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

At December 31, 2024, nonperforming assets totaled $86.0 million, a decrease of $20.8 million, or 19.5%, compared to December 31, 2023 principally due to a decrease in nonaccrual LHFI. Total nonaccrual LHFI were $80.1 million at December 31, 2024, a decrease of $19.9 million, or 19.9%, relative to December 31, 2023, primarily as a result of the sale of 1-4 family mortgage loans during the second quarter of 2024 as well as the resolution of three large nonaccrual commercial credits in the Texas and Alabama market regions, partially offset by mortgage loans placed on nonaccrual in the Mississippi market region and three large commercial credits placed on nonaccrual in the Alabama and Texas market regions. Trustmark's mortgage loans are primarily included in the Mississippi market region because these loans are centrally analyzed and approved as part of the mortgage line of business, which is located in Jackson, Mississippi. The percentage of total loans (LHFS and LHFI) that are 30 days or more past due and nonaccrual LHFI decreased in 2024 to 1.62% compared to 1.69% in 2023.

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

Total deposits were $15.108 billion at December 31, 2024, a decrease of $461.6 million, or 3.0%, compared to December 31, 2023. During 2024, noninterest-bearing deposits decreased $124.1 million, or 3.9%, primarily due to a decline in commercial demand deposit accounts. Interest-bearing deposits decreased $337.5 million, or 2.7%, during 2024, primarily due to intentional declines in public interest checking accounts and brokered deposits as well as a decline in consumer interest checking accounts, partially offset by growth in consumer MMDAs and commercial interest checking accounts and consumer CDs.

Federal funds purchased and repurchase agreements totaled $324.0 million at December 31, 2024 compared to $405.7 million at December 31, 2023, a decrease of $81.7 million, or 20.1%, principally due to a decrease in upstream federal funds purchased. Trustmark had $285.0 million of upstream federal funds purchased at December 31, 2024, compared to $370.0 million at December 31, 2023. Other borrowings totaled $301.5 million at December 31, 2024, a decrease of $181.7 million, or 37.6%, when compared with $483.2 million at December 31, 2023, principally due to a decline in outstanding short-term FHLB advances obtained from the FHLB of Dallas.

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

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of Trustmark’s LHFI portfolio segments. These segments are further disaggregated into loan classes, the level at which credit risk is estimated. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Trustmark’s overall ACL methodology incorporates various qualitative factors, including economic conditions and concentrations of credit, nature and volume of the portfolio, performance trends and external factors. The economic conditions and concentrations of credit qualitative factor was created for the loans secured by NFNR properties and the loans secured by other real estate loan class, two of Trustmark’s largest loan classes, to address changes in the economic conditions of metropolitan areas and apply additional pool level reserves based on third-party market data and forecast trends. The performance trend qualitative reserve factor is utilized to incorporate changes in credit quality and is based on migration analyses that allocate additional ACL to non-pass/delinquent loans within each loan pool. The nature and volume of the portfolio qualitative factor applies to a sub-pool of the LHFI secured by 1-4 family residential properties and utilizes a weighted average remaining maturity (WARM) methodology that uses industry data for the assumptions to support the qualitative adjustment. The external factors qualitative factor is Management’s best judgment on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology. During the third quarter of 2024, Trustmark activated the External Factor – Credit Quality Review qualitative factor. This qualitative factor ensures reserve adequacy for collectively evaluated commercial loans that may not have been identified and downgraded timely for various reasons. This qualitative factor population is all commercial loans risk rated 1-5. These loans are then applied to the historical average of the Watch/Special Mention rated percentage. Then the balance of these loans are applied additional reserves based on the same reserve rates utilized in the performance trends qualitative factor for Watch/Special Mention rated loans.

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

For a complete description of Trustmark’s ACL methodology for the LHFI portfolio, please see Note 5 – LHFI and ACL, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

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

Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark. Trustmark calculates a loan pool level unfunded amount for the period. In addition to the unfunded balances, Trustmark uses a funding rate for loan pools that are considered open-ended. In order to mitigate volatility and incorporate historical experience in the funding rate, Trustmark uses a twelve-quarter moving average. For the closed-ended loan pools, Trustmark takes a conservative approach and uses a 100% funding rate. The expected funding rate is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels. In addition to the funding rate being applied to the unfunded commitment balance, a reserve rate is applied that is loan pool specific and is applied to the unfunded amount, which includes both quantitative and a majority of the qualitative aspects of the current period's expected credit loss rate. During 2024, Management implemented a performance trends qualitative factor for unfunded commitments and an External Factor - Credit Quality Review qualitative factor for unfunded commitments. For both qualitative factors, the same assumptions are applied in the unfunded commitment calculation that are used in the funded balance calculation with the only difference being the unfunded commitment calculation includes the funding rates for the unfunded commitments. The reserves for these two qualitative factors are added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures.

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

At December 31, 2024, the MSR fair value was $139.3 million. The impact on the MSR fair value of either a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2024, would be a decline in fair value of approximately $4.9 million and $5.6 million, respectively. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts. See the section captioned “MSR” in Note 7 – Mortgage Banking included in Part II. Item 8. – Financial Statements and Supplementary Data of this report for additional information regarding the valuation of the MSR.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Years Ended December 31,
		2024	2023	2022
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,825,627	$1,570,098	$1,604,854
Less: Goodwill		(334,605)	(334,605)	(334,605)
Identifiable intangible assets		(182)	(325)	(971)
Total average tangible equity		$1,490,840	$1,235,168	$1,269,278

PERIOD END BALANCES
Total shareholders' equity		$1,962,327	$1,661,847	$1,492,268
Less: Goodwill		(334,605)	(334,605)	(334,605)
Identifiable intangible assets		(126)	(236)	(526)
Total tangible equity	(a)	$1,627,596	$1,327,006	$1,157,137

TANGIBLE ASSETS
Total assets		$18,152,422	$18,722,189	$18,015,478
Less: Goodwill		(334,605)	(334,605)	(334,605)
Identifiable intangible assets		(126)	(236)	(526)
Total tangible assets	(b)	$17,817,691	$18,387,348	$17,680,347
Risk-weighted assets	(c)	$14,990,258	$15,153,263	$14,521,078

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income (loss) from continuing operations		$45,210	$153,290	$60,918
Plus: Intangible amortization net of tax from continuing operations		81	217	740
Net income (loss) from continuing operations adjusted for intangible amortization		$45,291	$153,507	$61,658
Period end shares outstanding	(d)	61,008,023	61,071,173	60,977,686

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity from continuing operations (1)		3.04%	12.43%	4.86%
Tangible equity/tangible assets	(a)/(b)	9.13%	7.22%	6.54%
Tangible equity/risk-weighted assets	(a)/(c)	10.86%	8.76%	7.97%
Tangible book value	(a)/(d)*1,000	$26.68	$21.73	$18.98

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,962,327	$1,661,847	$1,492,268
CECL transition adjustment		6,500	13,000	19,500
AOCI-related adjustments		83,659	219,723	275,403
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(320,756)	(370,212)	(370,241)
Other adjustments and deductions for CET1 (2)		(2,058)	(2,693)	(3,258)
CET1 capital	(e)	1,729,672	1,521,665	1,413,672
Additional Tier 1 capital instruments plus related surplus		60,000	60,000	60,000
Tier 1 capital		$1,789,672	$1,581,665	$1,473,672
CET1 risk-based capital ratio	(e)/(c)	11.54%	10.04%	9.74%

(1)
Calculated using net income from continuing operations adjusted for intangible amortization divided by total average tangible equity.
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

The following table presents adjustments to net income (loss) from continuing operations and select financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Years Ended December 31,
	2024	2023	2022
Net income (loss) from continuing operations (GAAP)	$45,210	$153,290	$60,918

Significant non-routine transactions (net of taxes):
PCL, LHFI sale of 1-4 family mortgage loans	6,475	—	—
Loss on sale of 1-4 family mortgage loans	3,598	—	—
Visa C shares fair value adjustment	(6,042)	—	—
Securities losses from portfolio restructuring	137,094	—	—
Reduction in force expense	—	1,055	—
Litigation settlement expense	—	4,875	75,563
Net income from continuing operations adjusted for significant non-routine transactions (Non-GAAP)	$186,335	$159,220	$136,481

Diluted EPS from adjusted continuing operations	$3.04	$2.60	$2.22

Financial Ratios - Reported (GAAP)
Return on average equity from continuing operations	2.48%	9.76%	3.80%
Return on average tangible equity from continuing operations	3.04%	12.43%	4.86%
Return on average assets from continuing operations	0.24%	0.82%	0.35%

Financial Ratios - Adjusted (Non-GAAP)
Return on average equity from adjusted continuing operations	10.34%	10.17%	8.49%
Return on average tangible equity from adjusted continuing operations	12.71%	12.95%	10.78%
Return on average assets from adjusted continuing operations	1.01%	0.86%	0.78%

Sale of 1-4 Family Mortgage Loans

Trustmark sold a portfolio of 1-4 family mortgage loans that were at least three payments delinquent and/or nonaccrual at the time of selection totaling $56.2 million, which resulted in a loss of $13.4 million ($10.1 million, net of taxes). The portion of the loss related to credit totaled $8.6 million ($6.5 million, net of taxes) and was recorded as adjustments to charge-offs and the PCL, LHFI. The noncredit-related portion of the loss totaled $4.8 million ($3.6 million, net of taxes) and was recorded to noninterest income (loss) in other, net.

Visa Shares Conversion

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

Securities Portfolio Restructuring

Trustmark restructured its investment securities portfolio by selling $1.561 billion of available for sale securities with an average yield of 1.36%, which generated a loss of $182.8 million ($137.1 million, net of taxes) and was recorded to noninterest income (loss) in securities gains (losses), net. Trustmark also purchased $1.378 billion of available for sale securities with an average yield of 4.85%.

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

Net interest income-FTE for the year ended December 31, 2024 increased $30.6 million, or 5.4%, when compared with the year ended December 31, 2023. The increase in net interest income-FTE when 2024 is compared to 2023 was principally due to increases in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable as well as a decline in other interest expense, partially offset by an increase in total interest on deposits and a decline in other interest income. The net interest margin-FTE for 2024 increased 19 basis points to 3.51% when compared to 2023. The increase in the net interest margin-FTE for 2024 was principally due to increases in the yields on the LHFS and LHFI and securities portfolios reflecting the higher interest rate environment and the restructuring of the securities portfolio during 2024, partially offset by higher costs of interest-bearing liabilities.

Average interest-earning assets for 2024 were $17.010 billion compared to $17.082 billion for 2023, a decrease of $71.9 million, or 0.4%, reflecting declines in average securities and average other earning assets partially offset by growth in average loans (LHFS and LHFI). Average total securities declined $372.8 million, or 10.5%, when 2024 is compared to 2023, principally due to available for sale securities sold net of available for sale securities purchased as part of the restructuring of the available for sale securities portfolio during the second quarter of 2024 as well as calls, maturities and pay-downs of the loans underlying GSE guaranteed securities. Average other earning assets decreased $181.3 million, or 24.9%, when 2024 is compared to 2023, primarily due to decreases in reserves held at the FRBA and investments in FHLB stock. Average loans (LHFS and LHFI) increased $482.3 million, or 3.8%, when 2024 is compared to 2023, primarily attributable to an increase in the average balance of the LHFI portfolio of $458.5 million, or 3.6%. The increase in the average LHFI portfolio when the balances at December 31, 2024 are compared to December 31, 2023 was principally due to net growth in average LHFI secured by real estate and average other commercial loans and leases partially offset by declines in average state and other political subdivision loans. See the sections captioned "LHFS" and "LHFI" for additional information regarding changes in the LHFS and LHFI portfolios.

Interest income-FTE totaled $972.9 million for 2024, an increase of $80.6 million, or 9.0%, while the yield on total earning assets increased 50 basis points to 5.72% when compared to 2023. The increase in interest income-FTE in 2024 primarily reflects increases in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable partially offset by a decline in other interest income. During 2024, interest and fees on LHFS and LHFI-FTE increased $68.6 million, or 8.7%, when compared to 2023, while the yield on loans (LHFS and LHFI) increased to 6.45% compared to 6.16% reflecting the higher interest rate environment and the increase in the average balance of the LHFI portfolio. During 2024, interest on securities-taxable increased $19.8 million, or 30.0%, when compared to 2023, while the yield on taxable securities increased to 2.70% compared to 1.86% principally due to the restructuring of the securities portfolio. During 2024, other interest income decreased $7.5 million, or 20.3%, when compared to 2023, while the yield on other earning assets increased to 5.41% compared to 5.10%, primarily due to declines in the balance held at the FRBA and dividend income from FHLB stock.

Average interest-bearing liabilities for 2024 totaled $13.159 billion compared to $12.983 billion for 2023, an increase of $176.1 million, or 1.4%. The increase in average interest-bearing liabilities was primarily the result of increases in average interest-bearing deposits partially offset by a decline in average other borrowings. Average interest-bearing deposits for 2024 increased $784.0 million, or 6.9%, when compared to 2023, reflecting growth in average time deposits and average interest-bearing demand deposits partially offset by declines in average savings deposits. Average other borrowings for 2024 decreased $596.0 million, or 60.6%, when compared to 2023, principally due to the decrease in short-term FHLB advances outstanding during the year.

Interest expense for 2024 totaled $375.9 million, an increase of $50.0 million, or 15.3%, when compared with 2023, while the rate on total interest-bearing liabilities increased to 2.86% compared to 2.51%. The increase in interest expense for 2024 was principally due to the increase in interest on deposits partially offset by a decline in other interest expense. Interest on deposits increased $83.4 million, or 33.9%, while the rate on interest-bearing deposits increased to 2.70% compared to 2.16% when 2024 is compared to 2023, primarily due to increases in interest on commercial interest checking accounts and all categories of CDs and MMDAs, primarily due to rising interest rates, increased competition for deposits and higher average balances. Other interest expense decreased $33.2 million, or 55.7%, while the rate on other borrowings decreased to 4.60% compared to 5.09%, when 2024 is compared to 2023, principally due to a decrease in the amount of short-term FHLB advances obtained from the FHLB of Dallas during the year.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Years Ended December 31,
	2024			2023			2022
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Securities available for sale:
Taxable	$1,789,685	$55,932	3.13%	$2,090,201	$35,359	1.69%	$2,932,054	$38,799	1.32%
Nontaxable	—	—	—	4,657	182	3.91%	4,997	195	3.90%
Securities held to maturity:
Taxable	1,388,531	29,989	2.16%	1,454,450	30,741	2.11%	911,010	20,918	2.30%
Nontaxable	112	5	4.46%	1,854	81	4.37%	5,623	227	4.04%
PPP loans	—	—	—	—	—	—	14,868	639	4.30%
Loans (LHFS and LHFI)	13,283,829	857,307	6.45%	12,801,531	788,719	6.16%	11,236,388	485,246	4.32%
Other earning assets	548,336	29,667	5.41%	729,673	37,215	5.10%	909,167	8,154	0.90%
Total interest-earning assets	17,010,493	972,900	5.72%	17,082,366	892,297	5.22%	16,014,107	554,178	3.46%
Other assets	1,685,971			1,718,058			1,567,921
Allowance for credit losses	(148,564)			(125,942)			(104,138)
Total Assets	$18,547,900			$18,674,482			$17,477,890

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,348,043	148,888	2.78%	$4,871,977	121,138	2.49%	$4,585,955	16,409	0.36%
Savings deposits	3,506,829	30,121	0.86%	3,838,791	28,605	0.75%	4,579,742	9,654	0.21%
Time deposits	3,331,543	150,372	4.51%	2,691,682	96,208	3.57%	1,153,983	3,006	0.26%
Federal funds purchased and securities sold under repurchase agreements	398,884	20,154	5.05%	410,945	20,419	4.97%	283,328	6,127	2.16%
Other borrowings	388,266	17,146	4.42%	984,315	50,441	5.12%	198,672	4,963	2.50%
Subordinated notes	123,584	4,751	3.84%	123,364	4,751	3.85%	123,144	4,751	3.86%
Junior subordinated debt securities	61,856	4,477	7.24%	61,856	4,392	7.10%	61,856	2,215	3.58%
Total interest-bearing liabilities	13,159,005	375,909	2.86%	12,982,930	325,954	2.51%	10,986,680	47,125	0.43%
Noninterest-bearing demand deposits	3,179,641			3,532,134			4,452,046
Other liabilities	383,627			589,320			434,310
Shareholders' equity	1,825,627			1,570,098			1,604,854
Total Liabilities and Shareholders' Equity	$18,547,900			$18,674,482			$17,477,890

Net Interest Margin		596,991	3.51%		566,343	3.32%		507,053	3.17%

Less tax equivalent adjustments:
Investments		1			55			89
Loans		12,569			13,410			12,256
Net Interest Margin per Consolidated Statements of Income		$584,421			$552,878			$494,708

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis) for the periods presented ($ in thousands):

	2024 Compared to 2023			2023 Compared to 2022
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Securities available for sale:
Taxable	$(5,721)	$26,294	$20,573	$(12,720)	$9,280	$(3,440)
Nontaxable	(91)	(91)	(182)	(13)	—	(13)
Securities held to maturity:
Taxable	(1,449)	697	(752)	11,669	(1,846)	9,823
Nontaxable	(78)	2	(76)	(164)	18	(146)
PPP loans	—	—	—	(319)	(320)	(639)
Loans, net of unearned income (LHFS and LHFI)	30,490	38,098	68,588	74,788	228,685	303,473
Other earning assets	(9,700)	2,152	(7,548)	(1,910)	30,971	29,061
Total interest-earning assets	13,451	67,152	80,603	71,331	266,788	338,119

Interest paid on:
Interest-bearing demand deposits	12,660	15,090	27,750	1,093	103,636	104,729
Savings deposits	(2,570)	4,086	1,516	(1,806)	20,757	18,951
Time deposits	25,699	28,465	54,164	8,831	84,371	93,202
Federal funds purchased and securities sold under repurchase agreements	(596)	331	(265)	3,676	10,616	14,292
Other borrowings	(27,163)	(6,132)	(33,295)	35,951	9,527	45,478
Subordinated notes	10	(10)	—	10	(10)	—
Junior subordinated debt securities	—	85	85	—	2,177	2,177
Total interest-bearing liabilities	8,040	41,915	49,955	47,755	231,074	278,829
Change in net interest income on a tax equivalent basis	$5,411	$25,237	$30,648	$23,576	$35,714	$59,290

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

Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL, LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, totaled $37.3 million for 2024, compared to a PCL, LHFI of $27.4 million for 2023 and $21.7 million for 2022. The PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, for 2024 primarily reflected an increase in required reserves as a result of credit migrations and other net changes in the qualitative reserve factors, loan growth, changes in the macroeconomic forecast and an increase in specific reserves for individually analyzed credits.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled a negative $4.7 million for 2024 compared to a negative $2.8 million for 2023, and $1.2 million for 2022. The release in PCL on off-balance sheet credit exposures for 2024 primarily reflected a decrease in required reserves as a result of changes in the total reserve rate coupled with a decrease in unfunded commitments which was partially offset by an increase in required reserves as a result of implementing the Performance Trend and the External Factor-Credit Quality Review qualitative reserve factors.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income (Loss)

The following table provides the comparative components of noninterest income (loss) for the periods presented ($ in thousands):

	Years Ended December 31,
	2024		2023		2022
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$44,382	2.2%	$43,416	3.0%	$42,157	26.8%
Bank card and other fees	33,301	-0.4%	33,439	-7.4%	36,105	4.2%
Mortgage banking, net	26,626	1.6%	26,216	-7.4%	28,306	-55.6%
Wealth management	37,251	6.2%	35,092	0.2%	35,013	-0.5%
Other, net	17,813	74.1%	10,231	4.0%	9,841	52.7%
Securities gains (losses), net	(182,792)	n/m	39	n/m	—	—
Total noninterest income (loss)	$(23,419)	n/m	$148,433	-2.0%	$151,422	-12.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income (loss) for the year ended December 31, 2024 are discussed in further detail below. For analysis of Trustmark’s wealth management income, please see the section captioned “Results of Segment Operations.”

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income (loss) for the periods presented ($ in thousands):

	Years Ended December 31,
	2024		2023		2022
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$28,215	3.7%	$27,196	3.4%	$26,291	3.2%
Change in fair value-MSR from runoff	(11,645)	16.1%	(10,030)	-28.5%	(14,034)	-30.4%
Gain on sales of loans, net	19,278	25.6%	15,345	-24.0%	20,178	-64.0%
Mortgage banking income before net hedge ineffectiveness	35,848	10.3%	32,511	0.2%	32,435	-47.1%
Change in fair value-MSR from market changes	5,801	n/m	(1,489)	n/m	38,181	n/m
Change in fair value of derivatives	(15,023)	n/m	(4,806)	-88.6%	(42,310)	n/m
Net hedge ineffectiveness	(9,222)	46.5%	(6,295)	52.5%	(4,129)	n/m
Mortgage banking, net	$26,626	1.6%	$26,216	-7.4%	$28,306	-55.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net when 2024 is compared to 2023 was principally due to an increase in the gain on sales of loans, net partially offset by an increase in the net negative hedge ineffectiveness. Mortgage loan production totaled $1.418 billion for 2024, a decrease of $36.4 million, or 2.5%, when compared to 2023. Loans serviced for others totaled $8.763 billion at December 31, 2024, compared with $8.477 billion at December 31, 2023, and $8.116 billion at December 31, 2022.

Representing a significant component of mortgage banking income is gain on sales of loans, net. The increase in the gain on sales of loans, net when 2024 is compared to 2023 was primarily the result of higher profit margins in secondary marketing activities partially offset by a decrease in the mortgage valuation adjustment. Loan sales increased $5.3 million, or 0.5%, during 2024 to total $1.141 billion compared to a decrease of $107.0 million, or 8.6%, during 2023 to total $1.136 billion.

Other, Net

The following table illustrates the components of other, net included in noninterest income (loss) for the periods presented ($ in thousands):

	Years Ended December 31,
	2024		2023		2022
	Amount	% Change	Amount	% Change	Amount	% Change
Partnership amortization for tax credit purposes	$(7,627)	-4.5%	$(7,988)	28.6%	$(6,211)	-22.5%
Increase in life insurance cash surrender value	7,478	6.6%	7,018	5.2%	6,673	0.6%
Loss on sale of 1-4 family mortgage loans	(4,798)	n/m	—	—	—	—
Visa C shares fair value adjustment	8,056	n/m	—	—	—	—
Other miscellaneous income	14,704	31.3%	11,201	19.4%	9,379	18.2%
Total other, net	$17,813	74.1%	$10,231	4.0%	$9,841	50.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other, net when 2024 is compared to 2023 was principally due to the $8.1 million Visa C shares fair value adjustment during the second quarter of 2024 as well as an increase in other miscellaneous income, partially offset by the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans recorded during the second quarter of 2024. The increase in other miscellaneous income when 2024 is compared with 2023 was principally due to increases in cash management service charges and other partnership investments.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2024		2023		2022
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$266,239	-0.8%	$268,270	5.5%	$254,247	-0.1%
Services and fees (1)	101,590	-5.8%	107,805	3.8%	103,893	15.9%
Net occupancy-premises	29,128	2.2%	28,507	1.9%	27,986	8.4%
Equipment expense	24,915	-3.6%	25,844	7.0%	24,145	0.4%
Litigation settlement expense	—	-100.0%	6,500	-93.5%	100,750	n/m
Other expense (1)	63,818	8.6%	58,770	10.7%	53,112	-10.2%
Total noninterest expense	$485,690	-2.0%	$495,696	-12.1%	$564,133	24.5%

n/m - percentage changes greater than +/- 100% are not considered meaningful

(1)
During 2023, Trustmark reclassified its debit card transaction fees from other expense to services and fees. Prior periods have been reclassified accordingly.

Changes in the various components of noninterest expense for the year ended December 31, 2024 are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The decrease in salaries and employee benefits expense when 2024 is compared to 2023 was principally due to decreases in commission expense due to the decline in mortgage originations, severance expense and medical insurance expense, partially offset by increases in salaries expense, primarily due to general merit increases, accrued management performance incentives and stock compensation expense related to performance awards.

Services and Fees

The decrease in services and fees when 2024 is compared to 2023 was principally due to declines in outside services and fees, telephone expense and advertising expense, partially offset by increases in data processing charges related to software and business process outsourcing fees.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2024		2023		2022
	Amount	% Change	Amount	% Change	Amount	% Change
Loan expense (1)	$11,580	4.2%	$11,114	-9.3%	$12,249	-0.6%
Amortization of intangibles	110	-62.1%	290	-70.6%	985	-44.2%
FDIC assessment expense	19,211	42.0%	13,529	83.2%	7,385	33.9%
Other real estate expense, net	3,164	n/m	119	-89.9%	1,173	-66.8%
Other miscellaneous expense	29,753	-11.8%	33,718	7.7%	31,320	1.1%
Total other expense	$63,818	8.6%	$58,770	10.7%	$53,112	-10.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

(1)
During 2023, Trustmark reclassified its debit card transaction fees from other expense to services and fees. Prior periods have been reclassified accordingly.

The increase in other expense when 2024 is compared to 2023 was principally due to increases in FDIC assessment expense, primarily due to an increase in the assessment rate, and other real estate write-downs, partially offset by declines in stationary and supplies and other miscellaneous expenses.

For additional analysis of other real estate and foreclosure expenses, please see the section captioned “Nonperforming Assets.”

Results of Segment Operations

Trustmark’s operations are managed along two operating segments: General Banking and Wealth Management. A description of each segment and the methodologies used to measure financial performance and financial information by reportable segment are included in Note 21 – Segment Information located in Part II. Item 8. – Financial Statements and Supplementary Data of this report. The Insurance Segment is included in discontinued operations for all periods presented in the accompanying consolidated balance sheets and the consolidated statements of income (loss). For additional information about discontinued operations, please see Note 2 - Discontinued Operations included in Part I. Item 1. – Financial Statements of this report.

The following table provides the net income by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
General banking	$37,409	$145,332	$55,247
Wealth management	7,801	7,958	5,671
Consolidated net income from continuing operations	$45,210	$153,290	$60,918

General Banking

Net interest income for the General Banking Segment for 2024 increased $31.5 million, or 5.8%, when compared with 2023, primarily resulting from increases in interest and fees from LHFS and LHFI and interest on securities as well as a decline in other interest expense, partially offset by an increase in interest expense on deposits and a decrease in other interest income. Net interest income for the General Banking Segment for 2023 increased $57.6 million, or 11.8%, when compared with 2022, principally due to increases in interest and fees on LHFS and LHFI, other interest income and interest on securities, partially offset by an increase in total interest expense. The PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for 2024 totaled $41.1 million compared to a PCL of $26.7 million during 2023 and a PCL of $22.9 million during 2022. For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income (loss) for the General Banking Segment decreased $174.2 million during 2024 compared to a decrease of $2.9 million, or 2.5%, during 2023. The decrease in noninterest income (loss) for the General Banking Segment during 2024 was primarily due to the net loss on the sale of available for sale securities, the noncredit-related loss on the sale of 1-4 family mortgage loans and a decrease in mortgage banking, net, partially offset by the gain on the conversion of Visa Class B-1 shares to Visa Class C shares and increases in cash management service fees and other miscellaneous income. The decrease in noninterest income (loss) for the General Banking Segment during 2023 was primarily due to the decreases in bank card and other fees and mortgage banking, net, partially offset by increases in service charges on deposit accounts and other, net. Noninterest income (loss) for the General Banking Segment represented a negative 11.7% of total revenue for 2024, 17.2% for 2023 and 19.2% for 2022. Noninterest income (loss) for the General Banking Segment includes service charges on deposit accounts; wealth management; bank card and other fees; mortgage banking, net; other, net and securities gains (losses), net. For more information on these noninterest income (loss) items, please see the analysis included in the section captioned “Noninterest Income (Loss).”

Noninterest expense for the General Banking Segment decreased $10.4 million, or 2.2%, during 2024 compared to a decrease of $67.9 million, or 12.8%, during 2023. The decrease in noninterest expense for the General Banking Segment for 2024 was principally due to the $6.5 million of litigation settlement expense recorded during 2023 as well as declines in services and fees and salaries and employee benefits, partially offset by an increase in other expense. The decrease in noninterest expense for the General Banking Segment for 2023 was principally due to decreases in litigation settlement expense, outside services and fees and loan expenses, partially offset by increases in salaries and employee benefits, data processing expenses related to software and FDIC assessment expense. During 2023, Trustmark recognized litigation settlement expense of $6.5 million as a result of the settlement relating to the litigation involving Adams/Madison timber compared to litigation settlement expense of $100.0 million and legal fees of $750 thousand recognized in 2022 as a result of the settlement relating to the litigation involving the Stanford Financial Group. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During 2024, net income for the Wealth Management Segment decreased $157 thousand, or 2.0%, compared to an increase of $2.3 million, or 40.3%, during 2023. The decrease in net income for the Wealth Management Segment during 2024 was principally due to increases in the PCL and noninterest expense largely offset by an increase in noninterest income. The increase in net income for the Wealth Management Segment during 2023 was principally due to an increase in the negative PCL.

Net interest income for the Wealth Management Segment increased $80 thousand, or 1.4%, during 2024 compared to an increase of $558 thousand, or 10.5%, during 2023. The slight increase in net interest income for the Wealth Management Segment during 2024 was principally due to an increase in interest and fees on LHFS and LHFI largely offset by an increase in interest expense on deposits. The increase in net interest income for the Wealth Management Segment during 2023 was principally due to an increase in interest and fees on loans partially offset by an increase in interest on deposits generated by the Private Banking Group. The PCL for the Wealth Management Segment for 2024 totaled $154 thousand compared to a negative PCL of $2.1 million during 2023 and a negative PCL of $21 thousand during 2022.

Noninterest income for the Wealth Management Segment, which includes income related to investment management, trust and brokerage services, increased $2.4 million, or 6.8%, during 2024, principally due to increases in brokerage asset management fees and commissions as well as income from annuity services. Noninterest income for the Wealth Management Segment decreased $136 thousand, or 0.4%, during 2023, principally due to declines in income from brokerage services and other miscellaneous income partially offset by increases in income from trust management and annuity services and indirect income allocated to the Wealth Management Segment.

Noninterest expense increased $405 thousand, or 1.3%, during 2024 compared to a decrease of $534 thousand, or 1.6%, during 2023. The increase in noninterest expense for the Wealth Management Segment for 2024 was principally due to an increase in salaries and employee benefits, primarily related to broker commissions and annual portfolio manager incentives. The decrease in noninterest expense for the Wealth Management Segment for 2023 was principally due to a decrease in data processing charges related to software, partially offset by an increase in business process outsourcing expenses.

At December 31, 2024 and 2023, Trustmark held assets under management and administration of $9.423 billion and $8.250 billion and brokerage assets of $2.638 billion and $2.592 billion, respectively.

Income Taxes

For the year ended December 31, 2024, Trustmark’s combined effective tax rate from continuing operations was a negative 32.7% compared to 15.3% in 2023 and a negative 3.1% in 2022. The negative effective tax rate from continuing operations for the year ended December 31, 2024 was principally due to the significant non-routine transactions that occurred during the second quarter of 2024. Excluding the significant non-routine transactions, Trustmark’s combined effective tax rate from continuing operations for 2024 was 16.1%. The negative effective tax rate from continuing operations for 2022 was principally due to the net loss recorded for 2022 as a result of the $100.8 million of litigation settlement expense. Excluding the litigation settlement expense, Trustmark's combined effective tax rate from continuing operations for 2022 was 14.6%. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets. Average earning assets totaled $17.010 billion, or 91.7% of total average assets, at December 31, 2024, compared with $17.082 billion, or 91.5% of total average assets, at December 31, 2023, a decrease of $71.9 million, or 0.4%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio at December 31, 2024 and 2023 was 4.8 and 4.5 years, respectively. The increase in the weighted-average life of the portfolio was principally due to the restructuring of the available for sale securities portfolio during the second quarter of 2024.

When compared with December 31, 2023, total investment securities decreased by $161.2 million, or 5.1%, during 2024. This decrease resulted primarily from available for sale securities sold net of available for sale securities purchased as part of the restructuring of the available for sale securities portfolio during the second quarter of 2024 as well as calls, maturities and pay-downs of the loans underlying GSE guaranteed securities. Trustmark sold $1.561 billion of available for sale securities during 2024, generating a loss of $182.8 million, compared to $4.8 million of available for sale securities sold during 2023, generating a net gain of $39 thousand.

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

At December 31, 2024, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss) (AOCI) in the accompanying consolidated balance sheets totaled $46.6 million compared to $57.6 million at December 31, 2023.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At December 31, 2024, available for sale securities totaled $1.693 billion, which represented 55.9% of the securities portfolio, compared to $1.763 billion, or 55.3%, at December 31, 2023. At December 31, 2024, unrealized losses, net on available for sale securities totaled $27.0 million compared to unrealized losses, net of $196.1 million at December 31, 2023. At December 31, 2024, available for sale securities consisted of U.S. Treasury securities, direct obligations of government agencies and GSE guaranteed mortgage-related securities.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At December 31, 2024, held to maturity securities totaled $1.335 billion and represented 44.1% of the total securities portfolio, compared with $1.426 billion, or 44.7%, at December 31, 2023.

The following table details the weighted-average yield for each range of maturities of securities available for sale and held to maturity using the amortized cost at December 31, 2024 (tax equivalent basis):

	Maturing
	Within One Year	After One, But Within Five Years	After Five, But Within Ten Years	After Ten Years	Total
Securities Available for Sale
U.S. Treasury securities	5.01%	4.57%	4.22%	—	4.51%
U.S. Government agency obligations	—	—	3.94%	—	3.94%
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	0.56%	1.92%	3.61%	3.82%	3.80%
Issued by FNMA and FHLMC	2.24%	1.80%	1.88%	4.30%	4.28%
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	3.87%	4.99%	5.46%	4.99%
Total securities available for sale	4.99%	4.36%	4.73%	4.28%	4.43%

Securities Held to Maturity
U.S. Treasury securities	—	1.04%	—	—	1.04%
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	—	—	4.36%	4.36%
Issued by FNMA and FHLMC	—	1.94%	1.73%	1.71%	1.71%
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	1.95%	1.96%	1.96%
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	3.21%	2.36%	2.09%	2.46%	2.30%
Total securities held to maturity	3.21%	2.26%	2.06%	1.83%	2.08%

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

At December 31, 2024, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,719,537	100.0%	$1,692,534	100.0%
Total securities available for sale	$1,719,537	100.0%	$1,692,534	100.0%

Securities Held to Maturity
Aaa	$1,335,385	100.0%	$1,259,107	100.0%
Total securities held to maturity	$1,335,385	100.0%	$1,259,107	100.0%

	December 31, 2023
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,959,007	100.0%	$1,762,878	100.0%
Total securities available for sale	$1,959,007	100.0%	$1,762,878	100.0%

Securities Held to Maturity
Aaa	$1,425,939	100.0%	$1,355,164	100.0%
Not Rated (1)	340	—	340	—
Total securities held to maturity	$1,426,279	100.0%	$1,355,504	100.0%

(1)
Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.

LHFS

At December 31, 2024, LHFS totaled $200.3 million, consisting of $102.7 million of residential real estate mortgage loans in the process of being sold to third parties and $97.6 million of Government National Mortgage Association (GNMA) optional repurchase loans. At December 31, 2023, LHFS totaled $184.8 million, consisting of $106.0 million of residential real estate mortgage loans in the process of being sold to third parties and $78.8 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2024 or 2023.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 5 – LHFI and ACL, LHFI of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

LHFI

The table below provides the carrying value of the LHFI portfolio by loan class for the years ended December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024		2023
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$587,244	4.5%	$642,886	5.0%
Other secured by 1-4 family residential properties	650,550	5.0%	622,397	4.8%
Secured by nonfarm, nonresidential properties	3,533,282	27.0%	3,489,434	26.9%
Other real estate secured	1,633,830	12.5%	1,312,551	10.1%
Other loans secured by real estate:
Other construction	829,904	6.3%	867,793	6.7%
Secured by 1-4 family residential properties	2,298,993	17.6%	2,282,318	17.6%
Commercial and industrial loans	1,840,722	14.0%	1,922,910	14.9%
Consumer loans	156,569	1.2%	165,734	1.3%
State and other political subdivision loans	969,836	7.4%	1,088,466	8.4%
Other commercial loans and leases	589,012	4.5%	556,035	4.3%
LHFI	$13,089,942	100.0%	$12,950,524	100.0%

LHFI at December 31, 2024 increased $139.4 million, or 1.1%, compared to December 31, 2023. The increase in LHFI during 2024 was primarily due to net growth in LHFI secured by real estate and other commercial loans and leases partially offset by net declines in commercial and industrial LHFI and state and other political subdivision LHFI.

LHFI secured by real estate (loans secured by real estate and other loans secured by real estate) increased $316.4 million, or 3.4%, during 2024, principally due to net growth in other real estate secured LHFI, LHFI secured by nonfarm, nonresidential properties (NFNR

LHFI) and other LHFI secured by 1-4 family residential properties, partially offset by net declines in construction, land development and other land LHFI and other construction LHFI. Other real estate secured LHFI increased $321.3 million, or 24.5%, during 2024, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Alabama, Texas and Mississippi market regions. Excluding other construction loan reclassifications, other real estate secured LHFI declined by $269.2 million, or 20.5%, during 2024, primarily due to declines in LHFI secured by multi-family residential properties in the Alabama, Mississippi, Texas and Tennessee market regions. NFNR LHFI increased $43.8 million, or 1.3%, during 2024, principally due to other construction loans that moved to NFNR LHFI in the Mississippi, Alabama, Georgia and Texas market regions. Excluding other construction loan reclassifications, the NFNR LHFI portfolio decreased $433.4 million, or 12.4%, during 2024 primarily due to declines in nonowner-occupied loans in the Mississippi, Alabama, Texas and Florida market regions as well as declines in owner-occupied loans in the Florida, Tennessee and Texas market regions, which were partially offset by growth in owner-occupied loans in the Alabama market region. Other LHFI secured by 1-4 family residential properties, which primarily consists of revolving home equity lines of credit, increased $28.2 million, or 4.5%, during 2024 reflecting growth in the Mississippi, Texas, Florida, Tennessee and Alabama market regions. LHFI secured by construction, land development and other land decreased $55.6 million, or 8.7%, during 2024 principally due to declines in land development loans in Trustmark's Alabama and Mississippi market regions. Other construction loans decreased $37.9 million, or 4.4%, during 2024 primarily due to other construction loans moved to other loan categories upon the completion of the related construction project partially offset by new construction loans across all six market regions. During 2024, $1.081 billion loans were moved from other construction to other loan categories, including $603.6 million to multi-family residential loans, $429.9 million to nonowner-occupied loans and $47.4 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans across all six market regions totaled $1.020 billion during 2024.

State and other political subdivision LHFI decreased $118.6 million, or 10.9%, during 2024, primarily due to declines in the Mississippi and Texas market regions partially offset by growth in the Florida market region. Commercial and industrial LHFI decreased $82.2 million, or 4.3%, during 2024, primarily due to declines in the Tennessee and Mississippi market regions partially offset by growth in Trustmark’s Alabama and Georgia market regions. Other commercial loans and leases increased $33.0 million, or 5.9%, during 2024, principally due to increases in equipment finance leases in the Georgia market region and other commercial loans in the Tennessee market region, partially offset by declines in other commercial loans in the Texas, Mississippi and Alabama market regions. Trustmark's commercial leases are primarily reported in the Georgia market region because these leases are centrally analyzed and approved as part of the Equipment Finance line of business which is located in Atlanta, Georgia. For additional information regarding the equipment finance leases, please see the sections captioned “Lessor Arrangements” included in Note 1 - Significant Accounting Policies and Note 10 – Leases of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties at December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024	2023
Home equity loans	$72,183	$58,176
Home equity lines of credit	458,327	430,933
Percentage of loans and lines for which Trustmark holds first lien	46.7%	47.8%
Percentage of loans and lines for which Trustmark does not hold first lien	53.3%	52.2%

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

In the following tables, LHFI reported by region (along with related nonperforming assets and net charge-offs) are associated with location of origination except for loans secured by 1-4 family residential properties (representing traditional mortgages) credit cards and equipment finance loans and leases. Loans secured by 1-4 family residential properties and credit cards are included in the Mississippi region because they are centrally analyzed and approved as part of a specific line of business located at Trustmark’s headquarters in Jackson, Mississippi. The equipment finance loans and leases are primarily reported in the Georgia market region because they are centrally analyzed and approved as part of the Equipment Finance line of business which is located in Atlanta, Georgia.

The following table presents the LHFI composition by region at December 31, 2024 and reflects a diversified mix of loans by region ($ in thousands):

	December 31, 2024
	Total	Alabama	Florida	Georgia	Mississippi	Tennessee	Texas
LHFI Composition by Region
Loans secured by real estate:
Construction, land development and other land	$587,244	$253,145	$26,969	$15,234	$147,711	$42,023	$102,162
Other secured by 1-4 family residential properties	650,550	153,836	59,418	—	314,617	83,025	39,654
Secured by nonfarm, nonresidential properties	3,533,282	1,023,992	192,212	74,794	1,481,810	126,296	634,178
Other real estate secured	1,633,830	815,394	1,646	—	387,663	1,144	427,983
Other loans secured by real estate:
Other construction	829,904	331,735	7,697	87,531	175,213	548	227,180
Secured by 1-4 family residential properties	2,298,993	—	—	—	2,296,105	2,888	—
Commercial and industrial loans	1,840,722	521,451	20,165	219,243	702,108	135,090	242,665
Consumer loans	156,569	21,650	7,939	—	100,085	14,789	12,106
State and other political subdivision loans	969,836	70,447	67,563	—	731,179	22,766	77,881
Other commercial loans and leases	589,012	38,014	5,268	245,635	195,713	64,390	39,992
LHFI	$13,089,942	$3,229,664	$388,877	$642,437	$6,532,204	$492,959	$1,803,801

Construction, Land Development and Other Land Loans by Region
Lots	$60,977	$24,292	$6,498	$94	$20,100	$2,799	$7,194
Development	104,694	54,968	—	—	18,008	12,275	19,443
Unimproved land	102,857	17,206	12,074	—	25,343	9,892	38,342
1-4 family construction	318,716	156,679	8,397	15,140	84,260	17,057	37,183
Construction, land development and other land loans	$587,244	$253,145	$26,969	$15,234	$147,711	$42,023	$102,162

Loans Secured by Nonfarm, Nonresidential (NFNR) Properties by Region
Nonowner-occupied:
Retail	$309,752	$99,486	$21,718	$—	$93,786	$18,743	$76,019
Office	242,741	92,612	18,965	—	96,541	1,330	33,293
Hotel/motel	281,946	145,483	43,816	—	68,604	24,043	—
Mini-storage	145,027	33,789	1,598	6,537	90,748	616	11,739
Industrial	522,204	98,101	17,814	68,257	176,775	2,523	158,734
Health care	152,396	124,873	674	—	24,342	323	2,184
Convenience stores	23,627	2,658	399	—	12,693	207	7,670
Nursing homes/senior living	384,232	140,569	—	—	143,539	4,186	95,938
Other	100,983	28,242	7,613	—	49,094	7,699	8,335
Total nonowner-occupied loans	2,162,908	765,813	112,597	74,794	756,122	59,670	393,912

Owner-occupied:
Office	150,115	49,734	34,049	—	38,489	10,216	17,627
Churches	50,304	11,726	3,844	—	29,223	3,130	2,381
Industrial warehouses	176,506	12,582	8,323	—	48,821	12,489	94,291
Health care	121,319	10,786	8,064	—	83,381	2,195	16,893
Convenience stores	109,568	10,907	2,092	—	56,605	—	39,964
Retail	67,668	8,449	12,992	—	31,750	6,399	8,078
Restaurants	52,385	3,466	2,745	—	25,491	16,413	4,270
Auto dealerships	40,377	4,113	174	—	21,105	14,985	—
Nursing homes/senior living	480,393	130,474	—	—	323,911	—	26,008
Other	121,739	15,942	7,332	—	66,912	799	30,754
Total owner-occupied loans	1,370,374	258,179	79,615	—	725,688	66,626	240,266
Loans secured by NFNR properties	$3,533,282	$1,023,992	$192,212	$74,794	$1,481,810	$126,296	$634,178

Trustmark’s variable rate LHFI are based primarily on various prime and SOFR interest rate bases. The following table provides information regarding Trustmark’s LHFI maturities by loan class and interest rate terms at December 31, 2024 ($ in thousands):

	Maturing
		One Year	Five Years
	Within	Through	Through	After
	One Year	Five	Fifteen	Fifteen
	or Less	Years	Years	Years	Total
Loans secured by real estate:
Construction, land development and other land	$381,841	$176,290	$16,235	$12,878	$587,244
Other secured by 1-4 family residential properties	54,157	235,454	342,193	18,746	650,550
Secured by nonfarm, nonresidential properties	1,166,935	1,958,236	398,832	9,279	3,533,282
Other real estate secured	836,979	777,004	19,832	15	1,633,830
Other loans secured by real estate:
Other construction	130,638	684,812	14,454	—	829,904
Secured by 1-4 family residential properties	36,658	225,629	1,091,062	945,644	2,298,993
Commercial and industrial loans	288,078	1,390,832	161,812	—	1,840,722
Consumer loans	46,696	103,954	5,919	—	156,569
State and other political subdivision loans	101,483	398,786	421,683	47,884	969,836
Other commercial loans and leases	113,130	337,894	137,595	393	589,012
LHFI	$3,156,595	$6,288,891	$2,609,617	$1,034,839	$13,089,942

Loans with Fixed Interest Rates
Loans secured by real estate:
Construction, land development and other land	$53,123	$58,095	$15,430	$12,878	$139,526
Other secured by 1-4 family residential properties	25,953	112,275	49,259	425	187,912
Secured by nonfarm, nonresidential properties	447,945	817,763	112,747	2,656	1,381,111
Other real estate secured	64,283	90,958	4,583	15	159,839
Other loans secured by real estate:
Other construction	23,555	4,277	3,634	—	31,466
Secured by 1-4 family residential properties	3,955	41,206	266,617	945,057	1,256,835
Commercial and industrial loans	58,231	564,521	139,897	—	762,649
Consumer loans	26,367	98,619	5,919	—	130,905
State and other political subdivision loans	99,975	376,418	404,395	25,462	906,250
Other commercial loans and leases	23,464	216,403	136,763	75	376,705
LHFI	$826,851	$2,380,535	$1,139,244	$986,568	$5,333,198

Loans with Variable Interest Rates
Loans secured by real estate:
Construction, land development and other land	$328,718	$118,195	$805	$—	$447,718
Other secured by 1-4 family residential properties	28,204	123,179	292,934	18,321	462,638
Secured by nonfarm, nonresidential properties	718,990	1,140,473	286,085	6,623	2,152,171
Other real estate secured	772,696	686,046	15,249	—	1,473,991
Other loans secured by real estate:
Other construction	107,083	680,535	10,820	—	798,438
Secured by 1-4 family residential properties	32,703	184,423	824,445	587	1,042,158
Commercial and industrial loans	229,847	826,311	21,915	—	1,078,073
Consumer loans	20,329	5,335	—	—	25,664
State and other political subdivision loans	1,508	22,368	17,288	22,422	63,586
Other commercial loans and leases	89,666	121,491	832	318	212,307
LHFI	$2,329,744	$3,908,356	$1,470,373	$48,271	$7,756,744

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

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National Gross Domestic Product (GDP), National Home Price Index (HPI), National Commercial Real Estate (CRE) Price Index and the BBB 7-10 Year US Corporate Bond Index. The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th percentiles, respectively. These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range. Additionally, for periods having a PD or loss given default (LGD) at or near zero as a result of the improving macroeconomic forecasts, Management implemented PD and LGD floors to account for the risk associated with each portfolio. The PD and LGD floors are based on Trustmark's historical loss experience and applied at a portfolio level.

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

For a complete description of Trustmark’s ACL methodology and the quantitative and qualitative factors included in the calculation, please see Note 5 – LHFI and ACL, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

At December 31, 2024, the ACL, LHFI was $160.3 million, an increase of $20.9 million, or 15.0%, when compared with December 31, 2023. The increase in the ACL, LHFI during 2024 was principally due to credit migration and other net changes in the qualitative reserve factors, loan growth, changes in the macroeconomic forecast and an increase in specific reserves for individually analyzed credits. Allocation of Trustmark’s ACL, LHFI represented 1.10% of commercial LHFI and 1.62% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.22% at December 31, 2024. This compares with an ACL to total LHFI of 1.08% at December 31, 2023, which was allocated to commercial LHFI at 0.85% and to consumer and home mortgage LHFI at 1.81%.

The table below illustrates the changes in Trustmark’s ACL on LHFI as well as Trustmark’s loan loss experience for the periods presented ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$139,367	$120,214	$99,457
LHFI charged off	(26,316)	(17,515)	(11,332)
LHFI charged off, sale of 1-4 family mortgage loans	(8,633)	—	—
Recoveries	9,932	9,306	10,412
Net (charge-offs) recoveries	(25,017)	(8,209)	(920)
PCL, LHFI	37,287	27,362	21,677
PCL, LHFI sale of 1-4 family mortgage loans	8,633	—	—
Balance at end of period	$160,270	$139,367	$120,214

Charge-offs exceeded recoveries for 2024 resulting in net charge-offs of $25.0 million, or 0.19% of average loans (LHFS and LHFI), compared to net charge-offs of $8.2 million, or 0.06% of average loans (LHFS and LHFI), in 2023, and net charge-offs of $920 thousand, or 0.01% of average loans (LHFS and LHFI), in 2022. The increase in net charge-offs during 2024 was principally due to the charge-offs related to the sale of 1-4 family mortgage loans during the second quarter of 2024 and an increase in gross charge-offs in the Alabama and Texas market regions, primarily related to four large nonaccrual commercial credits, as well as a decline in gross recoveries in the Tennessee market region, partially offset by an increase in gross recoveries in the Texas market region. Excluding the charge-offs related to the sale of 1-4 family mortgage loans, net charge-offs totaled $16.4 million, or 0.12% of average loans (LHFS and LHFI), in 2024.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Alabama	$(6,988)	$(873)	$2,019
Florida	884	130	652
Mississippi	(13,801)	(5,347)	(2,713)
Tennessee	(805)	1,644	(790)
Texas	(4,307)	(3,763)	(88)
Total net (charge-offs) recoveries	$(25,017)	$(8,209)	$(920)

The following table presents selected credit ratios for the periods presented ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
ACL, LHFI to Total LHFI	1.22%	1.08%	0.99%
ACL, LHFI	$160,270	$139,367	$120,214
LHFI	13,089,942	12,950,524	12,204,039

Nonaccrual LHFI to Total LHFI	0.61%	0.77%	0.53%
Nonaccrual LHFI	$80,109	$100,008	$65,972
LHFI	13,089,942	12,950,524	12,204,039

ACL, LHFI to Nonaccrual LHFI	200.06%	139.36%	182.22%
ACL, LHFI	$160,270	$139,367	$120,214
Nonaccrual LHFI	80,109	100,008	65,972

Net (Charge-offs) Recoveries to Average LHFI
Construction, land development and other land loans	0.16%	-0.02%	0.16%
Net (charge-offs) recoveries	$992	$(100)	$1,054
Average LHFI	608,671	652,922	655,680
Other loans secured by 1-4 family residential properties	0.02%	0.02%	0.07%
Net (charge-offs) recoveries	$160	$119	$372
Average LHFI	641,498	599,723	541,383
Loans secured by nonfarm, nonresidential properties	-0.07%	0.06%	0.05%
Net (charge-offs) recoveries	$(2,391)	$2,050	$1,418
Average LHFI	3,563,373	3,455,308	3,094,532
Other loans secured by real estate	-0.01%	—	-0.02%
Net (charge-offs) recoveries	$(88)	$28	$(117)
Average LHFI	1,459,922	1,079,402	636,658
Other construction loans	-0.19%	-0.35%	0.01%
Net (charge-offs) recoveries	$(1,793)	$(3,380)	$69
Average LHFI	936,608	976,849	831,435
Loans secured by 1-4 family residential properties	-0.45%	-0.06%	—
Net (charge-offs) recoveries	$(10,152)	$(1,419)	$13
Average LHFI	2,261,353	2,250,931	1,881,006
Commercial and industrial loans	-0.44%	-0.06%	0.02%
Net (charge-offs) recoveries	$(8,085)	$(1,095)	$284
Average LHFI	1,851,959	1,867,199	1,603,499
Consumer loans	-2.32%	-2.48%	-0.35%
Net (charge-offs) recoveries	$(3,630)	$(4,098)	$(562)
Average LHFI	156,252	165,241	161,145
State and other political subdivision loans	—	—	—
Net (charge-offs) recoveries	$—	$—	$—
Average LHFI	1,017,430	1,104,444	1,159,939
Other commercial loans and leases	-0.01%	-0.06%	-0.72%
Net (charge-offs) recoveries	$(30)	$(314)	$(3,451)
Average LHFI	599,995	486,518	477,296
Total LHFI	-0.19%	-0.06%	-0.01%
Net (charge-offs) recoveries	$(25,017)	$(8,209)	$(920)
Average LHFI	13,097,061	12,638,537	11,042,573

The PCL, LHFI, excluding the PCL, LHFI 1-4 family mortgage loans, for 2024 totaled 0.28% of average loans (LHFS and LHFI), compared to 0.21% of average loans (LHFS and LHFI) in 2023 and 0.19% of average loans (LHFS and LHFI) in 2022. The PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, for 2024 primarily reflected an increase in required reserves as a result of credit migration and other net changes in the qualitative reserve factors, loan growth, changes in the macroeconomic forecast and an increase in specific reserves for individually analyzed credits.

Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets. Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark. Trustmark calculates a loan pool level unfunded amount for the period. Trustmark calculates an expected funding rate each period which is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels. Additionally, a reserve rate is applied to the unfunded commitment balance, which includes both quantitative and a majority of the qualitative aspects of the current period's expected credit loss rate. During 2024, Management implemented a performance trends qualitative factor for unfunded commitments and an External Factor - Credit Quality Review qualitative factor for unfunded commitments. For both qualitative factors, the same assumptions are applied in the unfunded commitment calculation that are used in the funded balance calculation with the only difference being the unfunded commitment calculation includes the funding rates for the unfunded commitments. The reserves for these two qualitative factors are added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures. See the section captioned “Lending Related” in Note 17 – Commitments and Contingencies included in Part II. Item 8. – Financial Statements and Supplementary Data of this report for complete description of Trustmark’s ACL methodology on off-balance sheet credit exposures.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. At December 31, 2024, the ACL on off-balance sheet credit exposures totaled $29.4 million compared to $34.1 million at December 31, 2023, a decrease of $4.7 million, or 13.7%. The PCL, off-balance sheet credit exposures totaled a negative $4.7 million for 2024, compared to a negative PCL, off-balance sheet credit exposures of $2.8 million for 2023 and a PCL, off-balance sheet credit exposures of $1.2 million for 2022. The release in PCL, off-balance sheet credit exposures for 2024 primarily reflected a decrease in required reserves as a result of changes in the total reserve rate coupled with a decrease in unfunded commitments which was partially offset by an increase in required reserves as a result of implementing the Performance Trend and the External Factor-Credit Quality Review qualitative reserve factors.

Nonperforming Assets

The table below provides the components of the nonperforming assets by geographic market region at December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024	2023
Nonaccrual LHFI
Alabama	$18,601	$23,271
Florida	305	170
Mississippi	42,203	54,615
Tennessee	2,431	1,802
Texas	16,569	20,150
Total nonaccrual LHFI	80,109	100,008
Other real estate
Alabama	170	1,397
Mississippi	2,407	1,242
Tennessee	1,079	—
Texas	2,261	4,228
Total other real estate	5,917	6,867
Total nonperforming assets	$86,026	$106,875

Nonperforming assets/total loans (LHFS and LHFI) and other real estate	0.65%	0.81%

Loans Past Due 90 Days or More
LHFI	$4,092	$5,790
LHFS - Guaranteed GNMA services loans (1)	$71,255	$51,243

(1)
No obligation to repurchase.

For additional information regarding the Trustmark’s serviced GNMA loans eligible for repurchase, please see the section captioned “Loans Held for Sale (LHFS)” included in Note 1 – Significant Accounting Policies of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Nonaccrual LHFI

At December 31, 2024, nonaccrual LHFI totaled $80.1 million, or 0.60% of total LHFS and LHFI, reflecting a decrease of $19.9 million, or 19.9%, relative to December 31, 2023, primarily as a result of the sale of 1-4 family mortgage loans during the second quarter of 2024 as well as the resolution of three large nonaccrual commercial credits in the Texas and Alabama market regions, partially offset by mortgage loans placed on nonaccrual in the Mississippi market region and three large commercial credits placed on nonaccrual in the Alabama and Texas market regions. Trustmark's mortgage loans are primarily included in the Mississippi market region because these loans are centrally analyzed and approved as part of the mortgage line of business which is located in Jackson, Mississippi.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” in Note 5 – LHFI and ACL, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Other Real Estate

Other real estate at December 31, 2024 decreased $950 thousand, or 13.8%, when compared with December 31, 2023, principally due to properties sold in Trustmark’s Mississippi and Alabama market regions as well as a write-down on a large commercial property in the Texas market region, partially offset by properties foreclosed in the Mississippi market region.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2024
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$6,867	$1,397	$—	$1,242	$—	$4,228
Additions	6,782	92	—	5,716	974	—
Disposals	(6,084)	(1,475)	(71)	(4,452)	(86)	—
Net (write-downs) recoveries	(1,648)	156	—	(28)	191	(1,967)
Adjustments	—	—	71	(71)	—	—
Balance at end of period	$5,917	$170	$—	$2,407	$1,079	$2,261

	Year Ended December 31, 2023
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$1,986	$194	$—	$1,769	$23	$—
Additions	7,237	1,073	—	1,706	230	4,228
Disposals	(2,555)	(194)	—	(2,108)	(253)	—
Net (write-downs) recoveries	199	324	—	(125)	—	—
Balance at end of period	$6,867	$1,397	$—	$1,242	$—	$4,228

	Year Ended December 31, 2022
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$4,557	$—	$—	$4,557	$—	$—
Additions	1,533	151	—	1,359	23	—
Disposals	(4,142)	(48)	—	(4,094)	—	—
Net (write-downs) recoveries	38	91	—	(53)	—	—
Balance at end of period	$1,986	$194	$—	$1,769	$23	$—

Net write-downs of other real estate increased $1.8 million during 2024 compared to an increase in net recoveries of other real estate of $161 thousand during 2023. The increase in net write-downs of other real estate during 2024 compared to 2023 was primarily due to a write-down on a large commercial foreclosed property in the Texas market region.

The following table illustrates other real estate by type of property at December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024	2023
Construction, land development and other land properties	$46	$—
1-4 family residential properties	2,260	1,977
Nonfarm, nonresidential properties	3,611	4,835
Other real estate properties	—	55
Total other real estate	$5,917	$6,867

Deposits

Trustmark’s deposits are its primary source of funding and consist primarily of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, MMDA, CDs and individual retirement accounts. Total deposits were $15.108 billion at December 31, 2024 compared to $15.570 billion at December 31, 2023, a decrease of $461.6 million, or 3.0%, reflecting declines in both noninterest-bearing and interest-bearing deposits accounts. During 2024, noninterest-bearing deposits decreased $124.1 million, or 3.9%, primarily due to a decline in commercial demand deposit accounts. Interest-bearing deposits decreased $337.5 million, or 2.7%, during 2024, primarily due to intentional declines in public interest checking accounts and brokered deposits as well as a decline in consumer interest checking accounts, partially offset by growth in consumer MMDAs and commercial interest checking accounts and consumer CDs.

At December 31, 2024, Trustmark's total uninsured deposits were $5.359 billion, or 35.5% of total deposits, compared to $5.601 billion, or 36.0% of total deposits, at December 31, 2023.

The maturities of time deposits that exceed the FDIC insurance limit of $250 thousand at December 31, 2024 are as follows ($ in thousands):

Three months or less	$575,174
Over three months through six months	263,272
Over six months through twelve months	83,456
Over twelve months	13,461
Total time deposits in excess of FDIC insurance limit	$935,363

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and repurchase agreements totaled $324.0 million at December 31, 2024 compared to $405.7 million at December 31, 2023, a decrease of $81.7 million, or 20.1%, principally due to a decrease in upstream federal funds purchased. At December 31, 2024 and 2023, $39.0 million and $35.7 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had $285.0 million of upstream federal funds purchased at December 31, 2024, compared to $370.0 million at December 31, 2023.

Other borrowings totaled $301.5 million at December 31, 2024, a decrease of $181.7 million, or 37.6%, when compared with $483.2 million at December 31, 2023, principally due to a decline in outstanding short-term FHLB advances obtained from the FHLB of Dallas.

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

At December 31, 2024, the fair value of the Continuing Plan’s assets totaled $2.7 million and was exceeded by the projected benefit obligation of $5.5 million by $2.8 million. Net periodic benefit cost equaled $177 thousand in 2024, compared to $262 thousand in 2023 and $410 thousand in 2022.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions. For 2024, 2023 and 2022, the process used to select the discount rate assumption under FASB ASC Topic 715, "Compensation-Retirement Benefits," takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow. Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations. Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes. The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is December 31. For the plan year ending December 31, 2024, Trustmark’s minimum required contribution to the Continuing Plan was $127 thousand; however, Trustmark contributed $290 thousand, $163 thousand in excess of the minimum required. For the plan year ending December 31, 2025, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $109 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2025 to determine any additional funding requirements by the plan’s measurement date.

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

At December 31, 2024, the accrued benefit obligation for the supplemental retirement plans equaled $38.2 million, while the net periodic benefit cost equaled $2.4 million in 2024, $2.5 million in 2023 and $2.4 million in 2022. The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plans’ measurement date. The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow. At December 31, 2024, unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

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

At December 31, 2024, Trustmark’s total shareholders’ equity was $1.962 billion, an increase of $300.5 million, or 18.1%, when compared to December 31, 2023. The increase in shareholders’ equity during 2024 was primarily as a result of net income of $223.0 million as well as an increase in the fair market value of available for sale securities, net of tax, of $126.8 million and a decrease in the unrealized net holding losses on securities transferred from available for sale to held to maturity, net of tax, of $10.9 million, partially offset by common stock dividends of $56.8 million.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.5%. AOCI is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. At December 31, 2024, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2024. To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since December 31, 2024, which Management believes have affected Trustmark’s or TNB’s present classification.

In 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. At December 31, 2024 and 2023, the carrying amount of the subordinated notes was $123.7 million and $123.5 million, respectively. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at December 31, 2024 and 2023. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at December 31, 2024 and 2023. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 18 – Shareholders’ Equity in Part II. Item 8. – Financial Statements and Supplementary Data of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2024 and 2023.

Dividends on Common Stock

Dividends per common share for each of the years ended December 31, 2024, 2023 and 2022 were $0.92. Trustmark’s dividend payout ratio for 2024, 2023 and 2022 was 25.21%, 33.95%, and 78.63%, respectively. The increase in the dividend payout ratio for 2022 was principally due to the $100.8 million of litigation settlement expense recorded during the fourth quarter of 2022. Since Trustmark is a holding company and does not conduct operations, its primary source of liquidity are dividends paid from TNB and borrowings from outside sources. Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years. In 2025, TNB will have available approximately $255.3 million plus its net income for that year to pay as dividends to Trustmark. The actual amount of any dividends declared in 2025 by Trustmark will be determined by Trustmark’s Board of Directors. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.24 per share payable of March 15, 2025, to shareholders of record on March 1, 2025.

Stock Repurchase Plan

From time to time, Trustmark’s Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow Trustmark to proactively manage its capital position and return excess capital to shareholders. Shares purchased also provide Trustmark with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the stock repurchase plan effective January 1, 2022 through December 31, 2022, Trustmark repurchased approximately 789 thousand shares of its common stock valued at $24.6 million. Under the stock repurchase plan effective January 1, 2023 through December 31, 2023, Trustmark did not repurchase any of its outstanding common stock. Under the stock repurchase plan effective January 1, 2024 through December 31, 2024, Trustmark repurchased approximately 203 thousand shares of its common stock valued at $7.5 million. On December 3, 2024, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2025, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2025. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased approximately 243 thousand shares of its common stock valued at $8.5 million during January 2025.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled to $15.366 billion for 2024 and represented approximately 82.8% of average liabilities and shareholders’ equity, compared to average deposits of $14.935 billion, which represented 80.0% of average liabilities and shareholders’ equity for 2023.

Trustmark had $297.3 million held in an interest-bearing account at the FRBA at December 31, 2024, compared to $712.0 million at December 31, 2023. Trustmark efficiently managed its FRBA balance to lower levels during 2024.

Trustmark utilizes brokered deposits to supplement other wholesale funding sources. At both December 31, 2024 and 2023, brokered sweep MMDA deposits totaled $10.6 million. In addition, Trustmark had $250.0 million of brokered CDs at December 31, 2024 compared to $578.8 million at December 31, 2023. Trustmark lowered its brokered deposits during 2024 as it managed its balance sheet and controlled deposit costs.

At December 31, 2024, Trustmark had $285.0 million of upstream federal funds purchased compared to $370.0 million of upstream federal funds purchased at December 31, 2023. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $200.0 million of outstanding short-term advances and no long-term advances at December 31, 2024, compared to $400.0 million of short-term and no long-term FHLB advances outstanding at December 31, 2023. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $4.292 billion at December 31, 2024.

In addition, at December 31, 2024, Trustmark had no short-term and no long-term FHLB advances outstanding with the FHLB of Atlanta, compared to no short-term and $58 thousand in long-term FHLB advances outstanding at December 31, 2023, which were acquired in the BancTrust merger in 2013. Trustmark had non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At December 31, 2024, Trustmark had approximately $1.107 billion available in unencumbered Treasury and agency securities compared to $842.0 million at December 31, 2023.

Another borrowing source is the Discount Window. At December 31, 2024, Trustmark had approximately $1.187 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.374 billion at December 31, 2023.

During 2020, Trustmark issued $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. At December 31, 2024 and 2023, the carrying amount of the subordinated notes was $123.7 million and $123.5 million, respectively. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At December 31, 2024, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of December 31, 2024, Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part II. Item 8. – Financial Statements and Supplementary Data of this report for the expected timing of such payments as of December 31, 2024. These include payments related to (i) short-term and long-term borrowings (Note 12 – Borrowings), (ii) operating and finance leases (Note 10 – Leases), (iii) time deposits with stated maturity dates (Note 11 – Deposits) and (iv) commitments to extend credit and standby letters of credit (Note 17 – Commitments and Contingencies).

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

Following the LIBOR cessation date of June 30, 2023, the nationwide process for replacing LIBOR in financial contracts that mature thereafter and that do not provide for an effective means to replace LIBOR upon its cessation took effect pursuant to the Adjustable Interest Rate (LIBOR) Act. For contracts in which a party has the discretion to identify a replacement rate, the Adjustable Interest Rate (LIBOR) Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate to be identified by the FRB. Trustmark had a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that were either directly or indirectly dependent on LIBOR. As December 31, 2024, all of Trustmark’s LIBOR exposure was remediated. The transition from LIBOR could create costs and additional risk. Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, Trustmark has implemented various measures to manage the transition and mitigate risks. For additional information regarding the transition from LIBOR and Trustmark’s management of this transition, please see the respective risk factor included in Part I. Item 1A. – Risk Factors of this report.

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

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At December 31, 2024, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.500 billion compared to $1.125 billion at December 31, 2023.

Trustmark records any gains or losses on these cash flow hedges in AOCI. Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components totaled $474 thousand of amortization expense for the year ended December 31, 2024, compared to $57 thousand of amortization expense for the year ended December 31, 2023, and is included in interest and fees on LHFS and LHFI. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. For the years ended December 31, 2024 and 2023, Trustmark reclassified a loss, net of tax, of $13.6 million and $12.3 million, respectively, into interest and fees on LHFS and LHFI. During the next twelve months, Trustmark estimates that $8.1 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $162.1 million at December 31, 2024, with a positive valuation adjustment of $908 thousand, compared to $171.4 million, with a negative valuation adjustment of $150 thousand at December 31, 2023.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $311.5 million at December 31, 2024 compared to $285.0 million at December 31, 2023. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $9.2 million for the year ended December 31, 2024, compared to a net negative ineffectiveness of $6.3 million for the year ended December 31, 2023 and a net negative ineffectiveness of $4.1 million for the year ended December 31, 2022.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At December 31, 2024, Trustmark had interest rate swaps with an aggregate notional amount of $1.819 billion related to this program, compared to $1.500 billion at December 31, 2023.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At December 31, 2024, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $568 thousand compared to $1.4 million at December 31, 2023. At December 31, 2024 and 2023, Trustmark had posted collateral of $1.5 million and $2.0 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at December 31, 2024, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At December 31, 2024, Trustmark had entered into eleven risk participation agreements as a beneficiary with and aggregate notional amount of $83.9 million compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $40.1 million at December 31, 2023. At December 31, 2024, Trustmark had entered into twenty-eight risk participation agreements as a guarantor with an aggregate notional amount of $229.1 million, compared to thirty-five risk participation agreements as a guarantor with an aggregate notional amount of $304.7 million at December 31, 2023. The aggregate fair values of these risk participation agreements were immaterial at December 31, 2024 and 2023.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at December 31, 2024 and 2023.

	Estimated % Change
	in Net Interest Income
Change in Interest Rates	2024	2023
+200 basis points	0.8%	0.5%
+100 basis points	0.4%	0.3%
-100 basis points	-1.2%	-0.4%
-200 basis points	-3.0%	-1.0%

Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2025 or additional actions Trustmark could undertake in response to changes in interest rates. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at December 31, 2024 and 2023.

	Estimated % Change
	in Net Portfolio Value
Change in Interest Rates	2024	2023
+200 basis points	-1.3%	-2.3%
+100 basis points	-0.4%	-0.9%

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

At December 31, 2024, the MSR fair value was $139.3 million, compared to $131.9 million at December 31, 2023. The impact on the MSR fair value of a 10% adverse change in prepayment speeds or a 100-basis point increase in discount rates at December 31, 2024 would be a decline in fair value of approximately $4.9 million and $5.6 million, respectively, compared to a decline in fair value of approximately $4.8 million and $5.4 million, respectively, at December 31, 2023. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Trustmark Corporation

Jackson, Mississippi

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the “Company”) as of December 31, 2024, and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses, LHFI Reasonable and Supportable Forecasts

As described in Note 1 - Significant Accounting Policies and Note 5 – LHFI and ACL, LFHI to the consolidated financial statements, the Company uses a third-party software application to calculate the quantitative portion of the allowance for credit losses, which employs a discounted cash flow (DCF) or weighted average remaining maturity (WARM) method by loan pool. A reasonable and supportable forecast is developed through a Loss Driver Analysis (LDA) by loan class. The LDA uses charge off data from Trustmark National Bank’s Federal Financial Institutions Examination Council (FFIEC) reports to construct a periodic default rate (PDR). The PDR is decomposed into a probability of default (PD). Regressions are run using the data for various macroeconomic variables in order to determine which correlate to the Company’s losses. These variables are then incorporated into the application to calculate a quarterly PD using a third-party baseline forecast. Loss given default (LGD) is derived from a method that traces the relationship between LGD and PD over a period of time and projects LGD based on the PD forecast. This model approach is applicable to all pools within the construction, land development and other land, other secured by 1-4 family residential properties, secured by nonfarm, nonresidential properties and other real estate secured loan classes, as well as all other consumer and other loans pools. For commercial and industrial loan pools, the Company uses its own PD and LGD data. The Company utilizes a third-party bond default study to derive the PD and LGD for the obligations of state and political subdivisions pool.

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

The primary audit procedures we performed to address this critical audit matter included the following:

Tested the effectiveness of controls over the LDA and reasonable and supportable forecast including:

•
Relevance and reliability of the underlying data including FFIEC data.
•
Model validation performed by a third-party specialist.
•
Reasonableness of significant assumptions and judgments applied in the forecast and results of the calculation.

Performed substantive testing over the LDA and reasonable and supportable forecast including:

•
Tested relevance and reliability of underlying data including FFIEC data.
•
Utilized the work of internal specialists to assist in evaluating the appropriateness and mathematical accuracy of the LDA, methodologies applied, and the relevance and reliability of data used in the development of the forecast models.
•
Evaluated the reasonableness of significant assumptions and judgments.

/s/ Crowe LLP

We have served as the Company’s auditor since 2015, which is the year the engagement letter was signed for the audit of the 2016 financial statements.

Fort Lauderdale, Florida

February 19, 2025

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	December 31,
	2024	2023
Assets
Cash and due from banks	$567,251	$975,343
Securities available for sale, at fair value (amortized cost: $1,719,537-2024; $1,959,007-2023; allowance for credit losses (ACL): $0)	1,692,534	1,762,878
Securities held to maturity, net of ACL of $0 (fair value: $1,259,107-2024; $1,355,504-2023)	1,335,385	1,426,279
Loans held for sale (LHFS)	200,307	184,812
Loans held for investment (LHFI)	13,089,942	12,950,524
Less ACL, LHFI	160,270	139,367
Net LHFI	12,929,672	12,811,157
Premises and equipment, net	235,410	232,229
Mortgage servicing rights (MSR)	139,317	131,870
Goodwill	334,605	334,605
Identifiable intangible assets, net	126	236
Other real estate, net	5,917	6,867
Operating lease right-of-use assets	34,668	35,711
Other assets	677,230	752,568
Assets of discontinued operations	—	67,634
Total Assets	$18,152,422	$18,722,189

Liabilities
Deposits:
Noninterest-bearing	$3,073,565	$3,197,620
Interest-bearing	12,034,610	12,372,143
Total deposits	15,108,175	15,569,763
Federal funds purchased and securities sold under repurchase agreements	324,008	405,745
Other borrowings	301,541	483,230
Subordinated notes	123,702	123,482
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	29,392	34,057
Operating lease liabilities	38,698	39,097
Other liabilities	202,723	331,085
Liabilities of discontinued operations	—	12,027
Total Liabilities	16,190,095	17,060,342

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 61,008,023 shares - 2024; 61,071,173 shares - 2023	12,711	12,725
Capital surplus	157,899	159,688
Retained earnings	1,875,376	1,709,157
Accumulated other comprehensive income (loss), net of tax	(83,659)	(219,723)
Total Shareholders' Equity	1,962,327	1,661,847
Total Liabilities and Shareholders' Equity	$18,152,422	$18,722,189

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Interest Income
Interest and fees on LHFS & LHFI	$844,738	$775,309	$472,990
Interest and fees on PPP loans	—	—	639
Interest on securities:
Taxable	85,921	66,100	59,717
Tax exempt	4	208	333
Other interest income	29,667	37,215	8,154
Total Interest Income	960,330	878,832	541,833
Interest Expense
Interest on deposits	329,381	245,951	29,069
Interest on federal funds purchased and securities sold under repurchase agreements	20,154	20,419	6,127
Other interest expense	26,374	59,584	11,929
Total Interest Expense	375,909	325,954	47,125
Net Interest Income	584,421	552,878	494,708
Provision for credit losses (PCL), LHFI	37,287	27,362	21,677
PCL, LHFI sale of 1-4 family mortgage loans	8,633	—	—
PCL, off-balance sheet credit exposures	(4,665)	(2,781)	1,215
Net Interest Income After PCL	543,166	528,297	471,816
Noninterest Income
Service charges on deposit accounts	44,382	43,416	42,157
Bank card and other fees	33,301	33,439	36,105
Mortgage banking, net	26,626	26,216	28,306
Wealth management	37,251	35,092	35,013
Other, net	17,813	10,231	9,841
Securities gains (losses), net	(182,792)	39	—
Total Noninterest Income (Loss)	(23,419)	148,433	151,422
Noninterest Expense
Salaries and employee benefits	266,239	268,270	254,247
Services and fees	101,590	107,805	103,893
Net occupancy - premises	29,128	28,507	27,986
Equipment expense	24,915	25,844	24,145
Litigation settlement expense	—	6,500	100,750
Other expense	63,818	58,770	53,112
Total Noninterest Expense	485,690	495,696	564,133
Income from continuing operations before income taxes	34,057	181,034	59,105
Income taxes from continuing operations	(11,153)	27,744	(1,813)
Income From Continuing Operations	45,210	153,290	60,918
Income from discontinued operations before income taxes	237,152	16,302	14,642
Income taxes from discontinued operations	59,353	4,103	3,673
Income From Discontinued Operations	177,799	12,199	10,969
Net Income	$223,009	$165,489	$71,887

Earnings Per Share (EPS)
Basic EPS from continuing operations	$0.74	$2.51	$0.99
Basic EPS from discontinued operations	2.91	0.20	0.18
Basic EPS (1)	3.65	2.71	1.17

Diluted EPS from continuing operations	$0.74	$2.50	$0.99
Diluted EPS from discontinued operations	2.90	0.20	0.18
Diluted EPS (1)	3.63	2.70	1.17
(1)
Due to rounding, earnings (loss) per share from continuing operations and discontinued operations may not sum to earnings per share from net income.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income per consolidated statements of income	$223,009	$165,489	$71,887
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(10,249)	38,133	(172,143)
Reclassification adjustment for net (gains) losses realized in net income	137,094	(29)	—
Change in net unrealized holding loss on securities transferred to held to maturity	10,940	11,668	(64,525)
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	1,095	(518)	8,094
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	83	83	83
Recognized net (gain) loss due to lump sum settlements	(10)	19	—
Change in net actuarial loss	186	133	817
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(16,674)	(6,098)	(15,514)
Reclassification adjustment for (gain) loss realized in net income	13,599	12,289	345
Other comprehensive income (loss), net of tax	136,064	55,680	(242,843)
Comprehensive income (loss)	$359,073	$221,169	$(170,956)

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2022	61,648,679	$12,845	$175,913	$1,585,113	$(32,560)	$1,741,311
Net income per consolidated statements of income	—	—	—	71,887	—	71,887
Other comprehensive income (loss), net of tax	—	—	—	—	(242,843)	(242,843)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(56,679)	—	(56,679)
Shares withheld to pay taxes, long-term incentive plan	118,398	24	(1,711)	—	—	(1,687)
Repurchase and retirement of common stock	(789,391)	(164)	(24,440)	—	—	(24,604)
Compensation expense, long-term incentive plan	—	—	4,883	—	—	4,883
Balance, December 31, 2022	60,977,686	12,705	154,645	1,600,321	(275,403)	1,492,268
Net income per consolidated statements of income	—	—	—	165,489	—	165,489
Other comprehensive income (loss), net of tax	—	—	—	—	55,680	55,680
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(56,653)	—	(56,653)
Shares withheld to pay taxes, long-term incentive plan	93,487	20	(1,112)	—	—	(1,092)
Compensation expense, long-term incentive plan	—	—	6,155	—	—	6,155
Balance, December 31, 2023	61,071,173	12,725	159,688	1,709,157	(219,723)	1,661,847
Net income per consolidated statements of income	—	—	—	223,009	—	223,009
Other comprehensive income (loss), net of tax	—	—	—	—	136,064	136,064
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(56,790)	—	(56,790)
Shares withheld to pay taxes, long-term incentive plan	140,003	29	(1,548)	—	—	(1,519)
Repurchase and retirement of common stock	(203,153)	(43)	(7,456)	—	—	(7,499)
Compensation expense, long-term incentive plan	—	—	7,215	—	—	7,215
Balance, December 31, 2024	61,008,023	$12,711	$157,899	$1,875,376	$(83,659)	$1,962,327
See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2024	2023	2022
Operating Activities
Net income per consolidated statements of income	$223,009	$165,489	$71,887
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	41,255	24,581	22,892
Depreciation and amortization	38,067	35,756	39,882
Net (accretion) amortization of securities	(10,571)	6,140	11,206
Securities (gains) losses, net	182,792	(39)	—
Gains on sales of loans, net	(19,279)	(13,599)	(24,914)
Gain on disposition of business	(228,272)	—	—
Compensation expense, long-term incentive plan	7,215	6,155	4,883
Deferred income tax provision	23,800	(4,800)	(16,800)
Proceeds from sales of LHFS	1,161,563	1,149,609	1,267,967
Purchases and originations of LHFS	(1,137,962)	(1,177,563)	(1,116,232)
Originations of MSR	(13,291)	(13,712)	(17,843)
Earnings on bank-owned life insurance	(4,078)	(5,244)	(4,875)
Net change in other assets	(6,225)	(11,454)	(51,921)
Net change in other liabilities	(108,545)	34,376	167,743
Other operating activities, net	(32,549)	1,192	(57,359)
Net cash from operating activities	116,929	196,887	296,516

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	116,186	103,051	136,135
Proceeds from maturities, prepayments and calls of securities available for sale	243,981	301,344	435,386
Proceeds from sales of securities available for sale	1,378,272	4,796	—
Purchases of securities held to maturity	(10,644)	(19,491)	(604,938)
Purchases of securities available for sale	(1,555,065)	—	(230,527)
Net proceeds from bank-owned life insurance	(46)	(46)	288
Net change in federal funds sold and securities purchased under reverse repurchase agreements	—	4,000	(4,000)
Net change in member bank stock	9,496	17,830	(39,329)
Net change in LHFI	(220,974)	(761,931)	(1,925,327)
Proceeds from sales of 1-4 family mortgage loans	43,935	—	—
Purchases of premises and equipment	(23,493)	(40,082)	(26,624)
Proceeds from sales of premises and equipment	2,219	1,863	5,107
Proceeds from sales of other real estate	4,980	2,410	3,136
Purchases of software	(5,092)	(8,575)	(7,388)
Investments in tax credit and other partnerships	(20,706)	(16,343)	(22,321)
Proceeds from disposition of business, net	321,345	—	—
Other, net	200	—	—
Net cash from investing activities	284,594	(411,174)	(2,280,402)

Financing Activities
Net change in deposits	(461,588)	1,132,115	(649,512)
Net change in federal funds purchased and securities sold under repurchase agreements	(81,737)	(43,586)	210,754
Net change in other borrowings	(200,058)	(575,020)	974,981
Payments under finance lease obligations	(424)	(721)	(1,409)
Common stock dividends	(56,790)	(56,653)	(56,679)
Repurchase and retirement of common stock	(7,499)	—	(24,604)
Shares withheld to pay taxes, long-term incentive plan	(1,519)	(1,092)	(1,687)
Net cash from financing activities	(809,615)	455,043	451,844

Net change in cash and cash equivalents	(408,092)	240,756	(1,532,042)
Cash and cash equivalents at beginning of year	975,343	734,587	2,266,629
Cash and cash equivalents at end of year	$567,251	$975,343	$734,587

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting periods and the related disclosures. Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2025 actual conditions could vary from those anticipated, which could affect Trustmark’s financial condition and results of operations. Actual results could differ from those estimates.

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

LHFS

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

LHFI

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

Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark. Trustmark calculates a loan pool level unfunded amount for the period. Trustmark views the loan pools as either closed-ended or open-ended. Closed-ended loan pools are those that typically fund up to 100% such as other construction and nonowner-occupied. Open-ended loan pools are those that behave similar to a revolver such as the commercial and industrial and home equity line of credit loan pools. In addition to the unfunded balances, Trustmark uses a funding rate for loan pools that are considered open-ended. Trustmark calculates the funding rate of the open-ended loan pools each period. In order to mitigate volatility and incorporate historical experience in the funding rate, Trustmark uses a twelve-quarter moving average. For the closed-ended loan pools, Trustmark takes a conservative approach and uses a 100% funding rate. The expected funding rate is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based on balances expected to be funded based upon historical levels. In addition to the funding rate being applied to the unfunded commitment balance, a reserve rate is applied, which includes both quantitative and a majority of the qualitative aspects of the current period's expected credit loss rate. During 2024, Management implemented a performance trends qualitative factor for unfunded commitments and an External Factor - Credit Quality Review qualitative factor for unfunded commitments. For both qualitative factors, the same assumptions are applied in the unfunded commitment calculation that are used in the funded balance calculation with the only difference being the unfunded commitment calculation includes the funding rates for the unfunded commitments. The reserves for these two qualitative factors are added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures.

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

MSR

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

Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own or in combination with a related contract, asset or liability. Trustmark’s identifiable intangible assets primarily relate to core deposits and borrower relationships. These intangibles, which have definite useful lives, are amortized on an accelerated basis over their estimated useful lives. In addition, these intangibles are evaluated for impairment whenever events and changes in circumstances indicate that the carrying amount should be reevaluated. Trustmark also purchased banking charters in order to facilitate its entry into the states of Florida and Texas. These identifiable intangible assets were amortized on a straight-line method over 20 years.

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

Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock

Trustmark accounts for its investments in FHLB and Federal Reserve Bank of Atlanta stock in accordance with FASB ASC Subtopic 942-325, “Financial Services-Depository and Lending-Investments-Other.” FHLB and Federal Reserve Bank stock are equity securities that do not have a readily determinable fair value because its ownership is restricted and it lacks a market. FHLB and Federal Reserve Bank stock are carried at cost and evaluated for impairment. Trustmark’s investment in member bank stock is included in other assets in the accompanying consolidated balance sheets. At December 31, 2024 and 2023, Trustmark’s investment in member bank stock totaled $44.9 million and $54.4 million, respectively. The carrying value of Trustmark’s member bank stock gave rise to no other-than-temporary impairment for the years ended December 31, 2024, 2023 and 2022.

Revenue from Contracts with Customers

Trustmark accounts for revenue from contracts with customers in accordance with FASB ASC Topic 606, “Revenue from Contracts with Customers,” which provides that revenue be recognized in a manner that depicts the transfer of goods or services to a customer in an amount that reflects the consideration Trustmark expects to be entitled to in exchange for those goods or services. Revenue from contracts with customers is recognized either over time in a manner that depicts Trustmark’s performance, or at a point in time when control of the goods or services are transferred to the customer. Trustmark’s noninterest income, excluding all of mortgage banking, net and securities gains (losses), net and portions of bank card and other fees and other, net, are considered within the scope of FASB ASC Topic 606. Gains or losses on the sale of other real estate, which are included in Trustmark’s noninterest expense as other expense, are also within the scope of FASB ASC Topic 606.

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

Other Real Estate

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other expense. Other real estate sales for the year ended December 31, 2024 resulted in a net loss of $1.1 million compared to a net loss of $145 thousand for the year ended December 31, 2023 and a net loss of $1.0 million for the year ended December 31, 2022.

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

Wealth Management Segment

Trust Management

There are four categories of revenue included in trust management: personal trust and investments, retirement plan services, institutional custody and other. Each of these categories includes multiple types of contracts, service obligations and fee income. However, the majority of these contracts include a single service obligation that is satisfied over time, the customer is charged in arrears for services rendered and revenue is recognized when payment is received. In general, the time period between when the service obligation is completed and when payment from the customer is received is less than 30 days. Revenue from trust management contracts is primarily related to monthly service periods and based on the prior month-end’s market value. Some trust management revenue is mandated by a court order, while other revenue consists of flat fees. Trust management revenue based on an account’s market value represents variable consideration under the guidelines of FASB ASC Topic 606. Trustmark has elected the ‘as-invoiced’ practical expedient allowed under FASB ASC Topic 606 to account for the trust management revenue.

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

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. See Note 1 – Significant Accounting Policies, “LHFS” for information regarding the fair value option election.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Income taxes paid	$21,472	$38,803	$2,701
Interest paid on deposits and borrowings	385,779	306,568	45,275
Noncash transfers from loans to other real estate	6,782	7,237	1,533
Securities transferred from available for sale to held to maturity	—	—	674,092
Investment in tax credit partnership not funded	4,839	3,202	18,891
Operating right-of-use assets resulting from lease liabilities	1,831	7,303	6,912

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

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Basic shares	61,158	61,054	61,242
Dilutive shares	226	177	190
Diluted shares	61,384	61,231	61,432

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Weighted-average antidilutive stock awards	2	23	—

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

ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” Issued in November 2023, ASU 2023-07 is intended to improve disclosures about a public entity’s reportable segments and address requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The amendments of ASU 2023-07 require a public entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, and an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. ASU 2023-07 also requires a public entity to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under FASB ASC Topic 280 in interim periods. The amendments of ASU 2023-07 clarify that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements. ASU 2023-07 requires a public entity to disclose the title and position of the CODM, together with an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, ASU 2023-07 requires that a public entity with a single reportable segment provide all the disclosures required by the amendments of ASU 2023-07 and all existing segment disclosures in FASB ASC Topic 280. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-07 should be applied retrospectively to all periods presented on the financial statements. Upon implementation, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. Trustmark adopted the amendments of ASU 2023-07 related to annual disclosure requirements effective January 1, 2024, and the newly required annual disclosures are included in Note 21 – Segment Information of this report. Trustmark adopted the amendments of ASU 2023-07 related to interim disclosure requirements effective January 1, 2025, and will present any newly required interim disclosures beginning with its Quarterly Report on Form 10-Q for the period ending March 31, 2025. Adoption of ASU 2023-07 did not have a material impact to Trustmark’s consolidated financial statements or results of operations.

ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Issued in December 2023, ASU 2023-09 is intended to improve the disclosures for income taxes to address requests from investors, lenders, creditors and other allocators of capital (collectively, "investors") that use the financial statements to make capital allocation decisions. During the FASB's 2021 agenda consultation process and other stakeholder outreach, investors highlighted that the current system of income tax disclosures does not provide enough information to understand the tax provision for an entity that operates in multiple jurisdictions. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid in the statement of cash flows, to evaluate income tax risks and opportunities. The amendments in ASU 2023-09 will require consistent categories and greater disaggregation of information in the rate reconciliation disclosure as well as disclosure of income taxes paid disaggregated by jurisdiction. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. Trustmark adopted the amendments of ASU 2023-09 effective January 1, 2025, and will include the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025. Trustmark is currently evaluating the changes to disclosures required by ASU 2023-09; however, adoption of ASU 2023-09 is not expected to have a material impact to Trustmark’s consolidated financial statements or results of operations.

Pending Accounting Pronouncements

ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” Issued in November 2024, ASU 2024-03 with the objective of providing investors with more decision-useful information regarding a public business entity's expenses by enhancing disclosures on income statement expenses. Investor feedback indicated a strong preference for the disclosure of disaggregated financial reporting information as a top priority for the FASB. Detailed knowledge of an entity's expenses is crucial for understanding its prospects for future cash flows and for making performance comparisons over time and with other entities. Investors emphasized that information regarding cost of sales, selling, general, and administrative expenses, employee compensation costs, depreciation and amortization, and research and development expenditure would enhance their comprehension of an entity's cost structure and ability to forecast future cash flows. The ASU applies exclusively to public business entities and mandates additional disclosures about specific expense categories on both annual and interim bases in the notes to financial statements that are not currently required. The amendments do not alter or eliminate existing expense disclosure requirements nor change requirements for presenting expenses on the face of the income statement. However, they do specify that certain existing disclosures must now appear in the same tabular format as the new disaggregation requirements. The FASB issued ASU 2025-01 in January 2025, clarifying that the amendments in ASU 2024-03 are effective for public business entities for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Trustmark intends to adopt the amendments of ASU 2024-03 effective January 1, 2027, and will include the required annual disclosures in its Annual Report on Form 10-K for the year ending December 31, 2027, and required interim disclosures in its Quarterly Report on Form 10-Q for the period ending March 31, 2028. Trustmark is currently evaluating the changes to disclosures required by ASU 2024-03; however, adoption of ASU 2024-03 is not expected to have a material impact to Trustmark’s consolidated financial statements or results of operations.

Note 2 - Discontinued Operations

On May 31, 2024, Trustmark National Bank (TNB) completed the sale of its wholly owned subsidiary, Fisher Brown Bottrell Insurance, Inc. (FBBI), to Marsh & McLennan Agency LLC (MMA) for approximately $336.9 million in cash. The transaction resulted in a pre-tax net gain of $228.3 million. The gain, along with FBBI's historical financial results for periods prior to the sale, is reflected in Trustmark's consolidated financial statements as discontinued operations. The assets and liabilities of FBBI have been presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the consolidated balance sheet at December 31, 2023. FBBI's operating results have been presented as "Discontinued operations" within the accompanying consolidated statements of income and prior period amounts have been reclassified to conform with the current period presentation. Cash flows from both continuing and discontinued operations are included in the Consolidated Statements of Cash Flows.

The following table summarizes financial information related to FBBI which has been segregated from continuing operations and reported as discontinued operations for the periods presented ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Noninterest income:
Insurance commissions	$27,728	$57,569	$53,721
Gain on sale of discontinued operations, net	228,272	—	—
Other, net	527	956	1
Total noninterest income	256,527	58,525	53,722
Noninterest expense:
Salaries and employee benefits	16,263	36,395	33,193
Services and fees	704	1,673	1,576
Net occupancy - premises	269	975	1,278
Equipment expense	93	298	303
Other expense	2,046	2,882	2,730
Total noninterest expense	19,375	42,223	39,080
Income from discontinued operations before income taxes	237,152	16,302	14,642
Income taxes from discontinued operations	59,353	4,103	3,673
Income from discontinued operations	$177,799	$12,199	$10,969

The assets and liabilities of discontinued operations on the consolidated balance sheet at December 31, 2023 were as follows ($ in thousands):

December 31, 2023
Carrying amounts of assets included as part of discontinued operations:
Cash and due from banks	$200
Premises and equipment, net	308
Goodwill	49,633
Identifiable intangible assets, net	2,729
Operating lease right-of-use assets	2,431
Other assets	12,333
Assets of discontinued operations	$67,634

Carrying amounts of liabilities included as part of discontinued operations:
Operating lease liabilities	$2,487
Other liabilities	9,540
Liabilities of discontinued operations	$12,027

Note 3 – Cash and Due from Banks

Trustmark is no longer required to maintain reserve balances with the Federal Reserve Bank of Atlanta based on a percentage of deposits. Effective March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, eliminating the reserve requirements for all depository institutions, in order to provide liquidity in the banking system to support lending to households and businesses due to the COVID-19 pandemic.

Note 4 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2024 and 2023 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$203,524	$548	$(1,403)	$202,669	$29,842	$1	$(522)	$29,321
U.S. Government agency obligations	41,194	—	(2,387)	38,807	—	—	—	—
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	31,365	3	(2,957)	28,411	16,218	—	(844)	15,374
Issued by FNMA and FHLMC	1,091,122	1,610	(22,194)	1,070,538	423,372	94	(23,853)	399,613
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	123,685	—	(8,004)	115,681
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	352,332	827	(1,050)	352,109	742,268	3	(43,153)	699,118
Total	$1,719,537	$2,988	$(29,991)	$1,692,534	$1,335,385	$98	$(76,376)	$1,259,107

December 31, 2023
U.S. Treasury securities	$396,179	$—	$(23,811)	$372,368	$29,068	$—	$(26)	$29,042
U.S. Government agency obligations	6,207	1	(416)	5,792	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	340	—	—	340
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	25,744	4	(2,613)	23,135	13,005	—	(497)	12,508
Issued by FNMA and FHLMC	1,338,256	32	(161,490)	1,176,798	469,593	—	(18,205)	451,388
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	92,076	—	(6,002)	86,074	154,466	—	(10,113)	144,353
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	100,545	—	(1,834)	98,711	759,807	51	(41,985)	717,873
Total	$1,959,007	$37	$(196,166)	$1,762,878	$1,426,279	$51	$(70,826)	$1,355,504

During 2022, Trustmark reclassified a total of $766.0 million of securities available for sale to securities held to maturity. On the date of these transfers, the net unrealized holding loss on the available for sale securities totaled approximately $91.9 million ($68.9 million, net of tax).

The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of these transfers. At December 31, 2024, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled $46.6 million compared to approximately $57.6 million at December 31, 2023.

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

At both December 31, 2024 and 2023, the results of the loss analysis performed did not identify any securities that warranted DCF analysis and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At December 31, 2024 and 2023, accrued interest receivable totaled $5.0 million and $3.7 million, respectively, for securities available for sale and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At December 31, 2024, Trustmark identified no securities held to maturity with the potential for credit loss exposure, compared to $340 thousand at December 31, 2023, which consisted of municipal securities. After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was zero at December 31, 2024 and immaterial at December 31, 2023. Therefore, no reserve was recorded at either December 31, 2024 or December 31, 2023.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At December 31, 2024 and 2023, accrued interest receivable totaled $2.4 million and $2.6 million for securities held to maturity and was reported in other assets on the accompanying consolidated balance sheet.

At both December 31, 2024 and 2023, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at December 31, 2024 and 2023.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024	2023
Aaa	$1,335,385	$1,425,939
Not Rated (1)	—	340
Total	$1,335,385	$1,426,279
(1)
Not rated securities primarily consist of Mississippi municipal general obligations.

The tables below include securities with gross unrealized losses for which an ACL has not been recorded and segregated by length of impairment at December 31, 2024 and 2023 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2024	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$123,277	$(1,925)	$—	$—	$123,277	$(1,925)
U.S. Government agency obligations	38,807	(2,387)	—	—	38,807	(2,387)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	15,802	(293)	27,803	(3,508)	43,605	(3,801)
Issued by FNMA and FHLMC	981,747	(13,848)	237,487	(32,199)	1,219,234	(46,047)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	115,681	(8,004)	115,681	(8,004)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	164,971	(536)	767,566	(43,667)	932,537	(44,203)
Total	$1,324,604	$(18,989)	$1,148,537	$(87,378)	$2,473,141	$(106,367)

December 31, 2023
U.S. Treasury securities	$29,042	$(26)	$372,368	$(23,811)	$401,410	$(23,837)
U.S. Government agency obligations	—	—	5,791	(416)	5,791	(416)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9,381	(172)	25,967	(2,938)	35,348	(3,110)
Issued by FNMA and FHLMC	309,466	(3,274)	1,311,865	(176,421)	1,621,331	(179,695)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	230,368	(16,115)	230,368	(16,115)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,656	(13)	812,520	(43,806)	814,176	(43,819)
Total	$349,545	$(3,485)	$2,758,879	$(263,507)	$3,108,424	$(266,992)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Securities Gains and Losses

Realized gains and losses are determined using the specific identification method and are included in noninterest income (loss) as securities gains (losses), net. For the periods presented, gross realized gains or losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows ($ in thousands):

	Years Ended December 31,
Available for Sale	2024	2023	2022
Proceeds from calls and sales of securities	$1,378,272	$4,796	$—
Gross realized gains	—	47	—
Gross realized losses	(182,792)	(8)	—

During the second quarter of 2024, Trustmark restructured its investment securities portfolio by selling $1.561 billion of available for sale securities with an average yield of 1.36%, which generated a loss of $182.8 million ($137.1 million, net of taxes) and was recorded to noninterest income (loss) in securities gains (losses), net. Proceeds from the sale were used to purchase $1.378 billion of available for sale securities with an average yield of 4.85%.

Securities Pledged

Securities with a carrying value of $1.910 billion and $2.321 billion at December 31, 2024 and 2023, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both December 31, 2024 and 2023, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2024, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$45,777	$45,976	$—	$—
Due after one year through five years	62,388	62,737	29,842	29,321
Due after five years through ten years	136,553	132,763	—	—
	244,718	241,476	29,842	29,321
Mortgage-backed securities	1,474,819	1,451,058	1,305,543	1,229,786
Total	$1,719,537	$1,692,534	$1,335,385	$1,259,107

Note 5 – LHFI and ACL, LHFI

At December 31, 2024 and 2023, LHFI consisted of the following ($ in thousands):

	December 31,
	2024	2023
Loans secured by real estate:
Construction, land development and other land	$587,244	$642,886
Other secured by 1-4 family residential properties	650,550	622,397
Secured by nonfarm, nonresidential properties	3,533,282	3,489,434
Other real estate secured	1,633,830	1,312,551
Other loans secured by real estate:
Other construction	829,904	867,793
Secured by 1-4 family residential properties	2,298,993	2,282,318
Commercial and industrial loans	1,840,722	1,922,910
Consumer loans	156,569	165,734
State and other political subdivision loans	969,836	1,088,466
Other commercial loans and leases	589,012	556,035
LHFI	13,089,942	12,950,524
Less ACL	160,270	139,367
Net LHFI	$12,929,672	$12,811,157

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At December 31, 2024 and 2023, accrued interest receivable for LHFI totaled $64.7 million and $71.0 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At December 31, 2024, Trustmark’s geographic loan distribution was concentrated primarily in its six key market regions: Alabama, Florida, Georgia, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Related Party Loans

At December 31, 2024 and 2023, loans to certain executive officers and directors, including their immediate families and companies in which they are principal owners, totaled $33.1 million and $41.1 million, respectively. During 2024, $235.9 million of new loan advances were made, while repayments were $243.9 million. There were no increases in loans due to changes in executive officers and directors.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the years in the three-year period ended December 31, 2024.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$—	$366	$159
Other secured by 1-4 family residential properties	521	7,275	266
Secured by nonfarm, nonresidential properties	426	13,061	—
Other real estate secured	1,904	1,984	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,533	31,583	3,253
Commercial and industrial loans	16	24,525	—
Consumer loans	—	236	414
Other commercial loans and leases	—	1,079	—
Total	$4,400	$80,109	$4,092

	December 31, 2023
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$2,020	$2,642	$—
Other secured by 1-4 family residential properties	946	6,518	1,238
Secured by nonfarm, nonresidential properties	20,812	23,061	54
Other real estate secured	—	158	106
Other loans secured by real estate:
Other construction	—	62	—
Secured by 1-4 family residential properties	3,235	43,815	3,740
Commercial and industrial loans	79	22,303	24
Consumer loans	—	243	628
Other commercial loans and leases	—	1,206	—
Total	$27,092	$100,008	$5,790

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual loans) at December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$199	$—	$324	$523	$586,721	$587,244
Other secured by 1-4 family residential properties	5,656	1,821	3,223	10,700	639,850	650,550
Secured by nonfarm, nonresidential properties	1,488	380	3,111	4,979	3,528,303	3,533,282
Other real estate secured	1,979	—	28	2,007	1,631,823	1,633,830
Other loans secured by real estate:
Other construction	—	—	—	—	829,904	829,904
Secured by 1-4 family residential properties	17,898	7,111	21,524	46,533	2,252,460	2,298,993
Commercial and industrial loans	1,114	13,300	8,835	23,249	1,817,473	1,840,722
Consumer loans	1,930	600	414	2,944	153,625	156,569
State and other political subdivision loans	24	—	—	24	969,812	969,836
Other commercial loans and leases	168	67	69	304	588,708	589,012
Total	$30,456	$23,279	$37,528	$91,263	$12,998,679	$13,089,942

	December 31, 2023
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$93	$507	$2,362	$2,962	$639,924	$642,886
Other secured by 1-4 family residential properties	4,493	1,687	2,716	8,896	613,501	622,397
Secured by nonfarm, nonresidential properties	1,531	1,063	727	3,321	3,486,113	3,489,434
Other real estate secured	126	—	207	333	1,312,218	1,312,551
Other loans secured by real estate:
Other construction	62	—	—	62	867,731	867,793
Secured by 1-4 family residential properties	19,298	9,327	22,164	50,789	2,231,529	2,282,318
Commercial and industrial loans	11,881	484	499	12,864	1,910,046	1,922,910
Consumer loans	2,112	772	647	3,531	162,203	165,734
State and other political subdivision loans	152	—	—	152	1,088,314	1,088,466
Other commercial loans and leases	1,247	58	—	1,305	554,730	556,035
Total	$40,995	$13,898	$29,322	$84,215	$12,866,309	$12,950,524

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

	Year Ended December 31, 2024
	Payment Concessions	Term Extensions	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$3,456	$3,456	0.53%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	129	129	0.01%
Commercial and industrial loans	6,207	—	6,207	0.34%
Total	$6,207	$3,585	$9,792	0.07%

	Year Ended December 31, 2023
	Payment Concessions	Term Extensions	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$805	$805	0.13%
Secured by nonfarm, nonresidential properties	—	359	359	0.01%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	1,148	1,148	0.05%
Commercial and industrial loans	242	—	242	0.01%
Consumer loans	—	36	36	0.02%
Other commercial loans and leases	116	31	147	0.03%
Total	$358	$2,379	$2,737	0.02%

The following tables detail the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods presented:

Year Ended December 31, 2024
Financial Effect
	Payment Concessions	Term Extensions
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified five loans and twenty-five lines of credit to amortize over 24 month terms
Other loans secured by real estate:
Secured by 1-4 family residential properties		Modified nine loans to amortize over weighted average 35 months
Commercial and industrial loans	Thirty-four month principal payment deferral

Year Ended December 31, 2023
Financial Effect
	Payment Concessions	Term Extensions
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified lines of credit to amortize over 12 month and 24 month terms
Secured by nonfarm, nonresidential properties		One loan renewed and extended maturity by six months
Other loans secured by real estate:
Secured by 1-4 family residential properties		Extended amortization with term adjusted by weighted-average 3.4 years
Commercial and industrial loans	Six month payment deferrals
Consumer loans		Bankruptcies extended amortization with term adjusted by weighted average 1.3 years reducing borrower payment
Other commercial loans and leases	Six month payment deferrals	One loan renewed and extended maturity by seven months

Trustmark had no unused commitments on modified loans to borrowers experiencing financial difficulty at December 31, 2024 or December 31, 2023.

During the year ended December 31, 2024, Trustmark had a payment concession balance of $6.2 million and a term extension balance of $70 thousand at default for LHFI in the commercial and industrial portfolio and the other secured by 1-4 family residential properties portfolio, respectively, that had a payment default and were modified within the twelve months prior to that default to borrowers experiencing financial difficulty. During the year ended December 31, 2023, Trustmark had payment concession balances of $116 thousand at default for LHFI in the other commercial loans and leases portfolio that had a payment default and were modified within the twelve months prior to that default to borrowers experiencing financial difficulty.

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

Trustmark closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide details of the performance of such LHFI that have been modified during the periods presented ($ in thousands):

	Year Ended December 31, 2024
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$739	$128	$50	$917	$2,539	$3,456
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	129	129
Commercial and industrial loans	—	—	6,207	6,207	—	6,207
Total	$739	$128	$6,257	$7,124	$2,668	$9,792

	Year Ended December 31, 2023
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$290	$17	$—	$307	$498	$805
Secured by nonfarm, nonresidential properties	—	—	—	—	359	359
Other loans secured by real estate:
Secured by 1-4 family residential properties	64	—	—	64	1,084	1,148
Commercial and industrial loans	—	—	—	—	242	242
Consumer loans	17	—	—	17	19	36
Other commercial loans and leases	—	—	—	—	147	147
Total	$371	$17	$—	$388	$2,349	$2,737

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type at December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$521	$—	$—	$521
Secured by nonfarm, nonresidential properties	9,783	—	—	9,783
Other real estate secured	1,904	—	—	1,904
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,533	—	—	1,533
Commercial and industrial loans	—	1,818	20,685	22,503
Other commercial loans and leases	—	—	896	896
Total	$13,741	$1,818	$21,581	$37,140

	December 31, 2023
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$2,020	$—	$—	$2,020
Other secured by 1-4 family residential properties	946	—	—	946
Secured by nonfarm, nonresidential properties	20,812	—	—	20,812
Other loans secured by real estate:
Secured by 1-4 family residential properties	3,235	—	—	3,235
Commercial and industrial loans	38	41	21,023	21,102
Other commercial loans and leases	—	—	967	967
Total	$27,051	$41	$21,990	$49,082

A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The following provides a qualitative description by class of loan of the collateral that secures Trustmark’s collateral-dependent LHFI:

•
Loans secured by real estate – Loans within these loan classes are secured by liens on real estate properties. During 2024, one collateral dependent relationship had a decrease in collateral value that secures the credit. There have been no other significant changes to the collateral that secures these financial assets during the period.
•
Other loans secured by real estate – Loans within these loan classes are secured by liens on real estate properties. There have been no significant changes to the collateral that secures these financial assets during the period.
•
Commercial and industrial loans – Loans within this loan class are primarily secured by inventory, accounts receivables, equipment and other non-real estate collateral. During 2024, four relationships had decreases in collateral value that secures the credit. There have been no other significant changes to the collateral that secures these financial assets during the period.
•
State and other political subdivision loans – Loans within this loan class are secured by liens on real estate properties or other non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.
•
Other commercial loans and leases – Loans and leases within this loan class are secured by non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.

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

In addition to the ongoing internal risk rate monitoring described above, Trustmark’s Credit Quality Review Committee meets monthly and performs a review of all loans of $100 thousand or more that are either delinquent 30 days or more or on nonaccrual. This review includes recommendations regarding risk ratings, accrual status, charge-offs and appropriate servicing officer as well as evaluation of problem credits for determination of modified status. Quarterly, the Credit Quality Review Committee reviews and modifies continuous action plans for all credits risk rated seven or worse for relationships of $250 thousand or more.

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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at December 31, 2024 and 2023 ($ in thousands):

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$324,775	$83,503	$33,580	$23,124	$8,145	$1,587	$42,469	$517,183
Special Mention - RR 7	2,165	—	—	—	—	—	2,002	4,167
Substandard - RR 8	17	62	226	983	—	—	176	1,464
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	326,957	83,565	33,806	24,107	8,145	1,587	44,647	522,814
Current period gross charge-offs	—	—	—	—	—	(24)	—	(24)

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$31,013	$24,339	$22,693	$24,090	$11,635	$2,106	$7,742	$123,618
Special Mention - RR 7	27	—	—	32	—	—	—	59
Substandard - RR 8	125	375	555	328	—	191	27	1,601
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	31,165	24,714	23,248	24,450	11,635	2,297	7,769	125,278
Current period gross charge-offs	—	—	—	—	—	(16)	—	(16)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$542,747	$441,159	$880,511	$429,929	$464,504	$392,802	$127,812	$3,279,464
Special Mention - RR 7	16,266	—	52,093	—	17,978	3,335	—	89,672
Substandard - RR 8	10,007	7,321	41,686	37,915	25,601	41,598	—	164,128
Doubtful - RR 9	11	—	—	—	—	7	—	18
Total	569,031	448,480	974,290	467,844	508,083	437,742	127,812	3,533,282
Current period gross charge-offs	—	—	—	(2,529)	—	(16)	—	(2,545)

Other real estate secured:
Pass - RR 1 through RR 6	$152,314	$157,827	$726,814	$233,861	$137,786	$43,478	$7,434	$1,459,514
Special Mention - RR 7	—	7,450	15,481	41,019	—	—	263	64,213
Substandard - RR 8	14,610	—	26,685	42,636	252	25,419	244	109,846
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	166,924	165,277	768,980	317,516	138,038	68,897	7,941	1,633,573
Current period gross charge-offs	—	—	(89)	—	—	—	—	(89)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$115,221	$410,064	$201,526	$20,647	$—	$—	$18,400	$765,858
Special Mention - RR 7	—	2,250	24,557	—	—	—	—	26,807
Substandard - RR 8	—	—	17,820	—	19,419	—	—	37,239
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	115,221	412,314	243,903	20,647	19,419	—	18,400	829,904
Current period gross charge-offs	—	(14)	(2,493)	—	—	—	—	(2,507)

Commercial and industrial loans:
Pass - RR 1 through RR 6	$505,557	$365,724	$231,875	$98,318	$45,551	$27,456	$462,740	$1,737,221
Special Mention - RR 7	—	564	14,066	15	—	—	13,836	28,481
Substandard - RR 8	7,204	1,113	39,698	5,091	891	12,905	7,598	74,500
Doubtful - RR 9	227	—	35	145	1	2	110	520
Total	512,988	367,401	285,674	103,569	46,443	40,363	484,284	1,840,722
Current period gross charge-offs	(341)	(1,211)	(640)	(3,251)	(158)	(3,132)	(315)	(9,048)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$156,130	$82,532	$212,528	$135,251	$78,543	$302,709	$2,143	$969,836
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	156,130	82,532	212,528	135,251	78,543	302,709	2,143	969,836
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$157,619	$148,099	$7,371	$9,800	$15,606	$45,227	$203,345	$587,067
Special Mention - RR 7	—	—	116	48	—	—	—	164
Substandard - RR 8	55	682	116	12	—	—	901	1,766
Doubtful - RR 9	9	—	6	—	—	—	—	15
Total	157,683	148,781	7,609	9,860	15,606	45,227	204,246	589,012
Current period gross charge-offs	(25)	—	(38)	—	—	(32)	—	(95)

Total commercial LHFI	$2,036,099	$1,733,064	$2,550,038	$1,103,244	$825,912	$898,822	$897,242	$10,044,421
Total commercial LHFI gross charge-offs	$(366)	$(1,225)	$(3,260)	$(5,780)	$(158)	$(3,220)	$(315)	$(14,324)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$31,478	$22,752	$4,302	$2,762	$930	$1,804	$—	$64,028
Past due 30-89 days	—	47	11	—	—	106	—	164
Past due 90 days or more	91	—	—	68	—	—	—	159
Nonaccrual	—	31	21	4	—	23	—	79
Total	31,569	22,830	4,334	2,834	930	1,933	—	64,430
Current period gross charge-offs	—	—	—	—	—	(8)	—	(8)

Other secured by 1-4 family residential properties:
Current	$24,756	$17,202	$6,733	$5,260	$3,651	$9,563	$445,598	$512,763
Past due 30-89 days	569	38	67	66	3	579	4,524	5,846
Past due 90 days or more	21	—	8	—	—	17	219	265
Nonaccrual	71	5	69	44	103	593	5,513	6,398
Total	25,417	17,245	6,877	5,370	3,757	10,752	455,854	525,272
Current period gross charge-offs	(29)	(87)	(233)	(40)	(31)	(76)	—	(496)

Other real estate secured:
Current	$161	$—	$—	$—	$68	$28	$—	$257
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	161	—	—	—	68	28	—	257
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$274,500	$224,266	$808,527	$459,191	$161,856	$314,906	$—	$2,243,246
Past due 30-89 days	169	4,405	9,883	4,082	814	1,558	—	20,911
Past due 90 days or more	4	1,263	1,098	461	170	257	—	3,253
Nonaccrual	568	3,744	17,306	5,009	1,394	3,562	—	31,583
Total	275,241	233,678	836,814	468,743	164,234	320,283	—	2,298,993
Current period gross charge-offs	—	(228)	(9,910)	(143)	(6)	(17)	—	(10,304)

Consumer loans:
Current	$55,908	$22,226	$12,922	$4,654	$1,188	$105	$56,423	$153,426
Past due 30-89 days	844	396	323	4	—	13	913	2,493
Past due 90 days or more	38	67	17	4	—	—	288	414
Nonaccrual	25	49	63	61	19	—	19	236
Total	56,815	22,738	13,325	4,723	1,207	118	57,643	156,569
Current period gross charge-offs	(5,929)	(785)	(470)	(131)	(100)	(337)	(2,065)	(9,817)

Total consumer LHFI	$389,203	$296,491	$861,350	$481,670	$170,196	$333,114	$513,497	$3,045,521
Total consumer LHFI gross charge-offs	$(5,958)	$(1,100)	$(10,613)	$(314)	$(137)	$(438)	$(2,065)	$(20,625)

Total LHFI	$2,425,302	$2,029,555	$3,411,388	$1,584,914	$996,108	$1,231,936	$1,410,739	$13,089,942
Total current period gross charge-offs	$(6,324)	$(2,325)	$(13,873)	$(6,094)	$(295)	$(3,658)	$(2,380)	$(34,949)

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$359,813	$98,742	$35,095	$10,591	$2,036	$1,961	$52,351	$560,589
Special Mention - RR 7	—	—	360	—	—	—	—	360
Substandard - RR 8	606	336	1,512	19	—	21	—	2,494
Doubtful - RR 9	—	—	—	—	—	24	—	24
Total	360,419	99,078	36,967	10,610	2,036	2,006	52,351	563,467
Current period gross charge-offs	—	(4)	(10)	—	(228)	—	—	(242)

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$33,072	$30,760	$29,159	$14,309	$8,084	$2,822	$10,077	$128,283
Special Mention - RR 7	—	82	48	10	—	—	—	140
Substandard - RR 8	220	625	157	22	80	306	98	1,508
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	33,292	31,467	29,364	14,341	8,164	3,128	10,175	129,931
Current period gross charge-offs	—	—	(24)	—	—	(6)	—	(30)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$501,327	$919,519	$526,412	$596,240	$323,687	$369,250	$129,142	$3,365,577
Special Mention - RR 7	4,271	14,930	—	138	23,966	—	—	43,305
Substandard - RR 8	6,332	1,964	47,491	10,809	8,614	5,200	48	80,458
Doubtful - RR 9	21	—	—	—	53	13	—	87
Total	511,951	936,413	573,903	607,187	356,320	374,463	129,190	3,489,427
Current period gross charge-offs	—	(39)	(82)	—	(19)	(138)	—	(278)

Other real estate secured:
Pass - RR 1 through RR 6	$194,141	$447,200	$332,818	$209,757	$56,024	$11,080	$8,880	$1,259,900
Special Mention - RR 7	126	2,076	—	—	35,881	—	—	38,083
Substandard - RR 8	—	14,064	—	290	—	39	—	14,393
Doubtful - RR 9	42	—	—	—	—	—	—	42
Total	194,309	463,340	332,818	210,047	91,905	11,119	8,880	1,312,418
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$179,676	$518,062	$149,883	$14,062	$—	$6	$6,042	$867,731
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	62	—	—	—	—	—	—	62
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	179,738	518,062	149,883	14,062	—	6	6,042	867,793
Current period gross charge-offs	(61)	—	(3,392)	—	—	—	—	(3,453)

Commercial and industrial loans:
Pass - RR 1 through RR 6	$497,730	$474,737	$158,659	$80,646	$31,876	$44,972	$537,527	$1,826,147
Special Mention - RR 7	12,570	10,141	3,149	1,381	110	—	126	27,477
Substandard - RR 8	4,797	16,872	13,909	11,958	40	80	21,528	69,184
Doubtful - RR 9	6	58	1	—	—	25	12	102
Total	515,103	501,808	175,718	93,985	32,026	45,077	559,193	1,922,910
Current period gross charge-offs	(42)	(1,071)	(700)	(138)	(95)	(108)	(7)	(2,161)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$152,157	$247,034	$174,812	$99,786	$32,118	$377,225	$5,334	$1,088,466
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	152,157	247,034	174,812	99,786	32,118	377,225	5,334	1,088,466
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$211,402	$48,947	$30,071	$21,377	$32,837	$8,468	$201,339	$554,441
Special Mention - RR 7	—	—	—	208	—	—	20	228
Substandard - RR 8	106	211	42	—	—	—	987	1,346
Doubtful - RR 9	—	—	—	—	—	20	—	20
Total	211,508	49,158	30,113	21,585	32,837	8,488	202,346	556,035
Current period gross charge-offs	(40)	(248)	—	(26)	—	—	—	(314)

Total commercial LHFI	$2,158,477	$2,846,360	$1,503,578	$1,071,603	$555,406	$821,512	$973,511	$9,930,447
Total commercial LHFI gross charge-offs	$(143)	$(1,362)	$(4,208)	$(164)	$(342)	$(252)	$(7)	$(6,478)

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$44,912	$23,110	$5,973	$1,203	$1,082	$1,864	$653	$78,797
Past due 30-89 days	—	250	—	—	30	191	—	471
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	148	—	—	3	—	151
Total	44,912	23,360	6,121	1,203	1,112	2,058	653	79,419
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$29,636	$11,366	$5,733	$4,471	$4,313	$7,674	$417,383	$480,576
Past due 30-89 days	225	68	74	4	51	220	4,292	4,934
Past due 90 days or more	—	264	—	—	—	41	934	1,239
Nonaccrual	8	76	48	8	—	616	4,961	5,717
Total	29,869	11,774	5,855	4,483	4,364	8,551	427,570	492,466
Current period gross charge-offs	—	(100)	(9)	(2)	(10)	(22)	(147)	(290)

Secured by nonfarm, nonresidential properties:
Current	$—	$—	$7	$—	$—	$—	$—	$7
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	7	—	—	—	—	7
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Current	$—	$—	$—	$78	$—	$55	$—	$133
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	—	78	—	55	—	133
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$258,800	$878,893	$516,324	$180,272	$98,552	$277,664	$—	$2,210,505
Past due 30-89 days	3,370	11,293	5,513	2,121	298	1,664	—	24,259
Past due 90 days or more	376	1,219	1,208	682	—	255	—	3,740
Nonaccrual	678	15,586	11,452	4,884	1,848	9,366	—	43,814
Total	263,224	906,991	534,497	187,959	100,698	288,949	—	2,282,318
Current period gross charge-offs	(64)	(930)	(217)	(104)	—	(142)	—	(1,457)

Consumer loans:
Current	$59,496	$32,767	$10,698	$2,604	$917	$294	$55,321	$162,097
Past due 30-89 days	1,274	475	134	34	5	5	839	2,766
Past due 90 days or more	64	44	3	1	—	—	516	628
Nonaccrual	44	65	84	26	—	—	24	243
Total	60,878	33,351	10,919	2,665	922	299	56,700	165,734
Current period gross charge-offs	(6,138)	(559)	(167)	(43)	(1)	(1)	(2,381)	(9,290)

Total consumer LHFI	$398,883	$975,476	$557,399	$196,388	$107,096	$299,912	$484,923	$3,020,077
Total consumer LHFI gross charge-offs	$(6,202)	$(1,589)	$(393)	$(149)	$(11)	$(165)	$(2,528)	$(11,037)

Total LHFI	$2,557,360	$3,821,836	$2,060,977	$1,267,991	$662,502	$1,121,424	$1,458,434	$12,950,524
Total current period gross charge-offs	$(6,345)	$(2,951)	$(4,601)	$(313)	$(353)	$(417)	$(2,535)	$(17,515)

Past Due LHFS

LHFS past due 90 days or more totaled $71.3 million and $51.2 million at December 31, 2024 and 2023, respectively.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2024 or 2023.

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

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers at December 31, 2024:

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

Trustmark determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools. To the extent the lives of the loans in the LHFI portfolio extend beyond this forecast period, Trustmark uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans. The econometric models currently in production reflect segment or pool level sensitivities of PD to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of Trustmark’s assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD. However, due to such events as the COVID-19 pandemic, the macroeconomic variables used for reasonable and supportable forecasting can change rapidly. At the macroeconomic levels experienced during the COVID-19 pandemic, it was not clear that the models in production at that time would produce reasonably representative results since the models at that time were originally estimated using data beginning in 2004 through 2019. During this period, a traditional, albeit severe, economic recession occurred. Thus, econometric models are sensitive to similar future levels of PD.

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National Gross Domestic Product (GDP), National Home Price Index (HPI), National Commercial Real Estate (CRE) Price Index and the BBB 7-10 Year US Corporate Bond Index (CBI). The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th percentiles, respectively. These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range. Additionally, when periods have a PD or LGD at or near zero as a result of the improving macroeconomic forecasts, Management implemented PD and LGD floors to account for the risk associated with each portfolio. The PD and LGD floors are based on Trustmark’s historical loss experience and applied at a portfolio level.

Qualitative factors used in the ACL methodology include the following:

•
Lending policies and procedures
•
Economic conditions and concentrations of credit
•
Nature and volume of the portfolio
•
Performance trends
•
External factors

While all these factors are incorporated into the overall methodology, only four are currently considered active at December 31, 2024: (i) economic conditions and concentrations of credit, (ii) nature and volume of the portfolio, (iii) performance trends and (iv) external factors.

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

The following tables disaggregate the ACL, LHFI and the amortized cost basis of the loans by the measurement methodology used at December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total ACL	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$—	$6,452	$6,452	$—	587,244	$587,244
Other secured by 1-4 family residential properties	—	11,347	11,347	521	650,029	650,550
Secured by nonfarm, nonresidential properties	2,251	35,645	37,896	9,783	3,523,499	3,533,282
Other real estate secured	—	19,491	19,491	1,904	1,631,926	1,633,830
Other loans secured by real estate:
Other construction	—	13,297	13,297	—	829,904	829,904
Secured by 1-4 family residential properties	—	32,129	32,129	1,533	2,297,460	2,298,993
Commercial and industrial loans	10,518	16,502	27,020	22,503	1,818,219	1,840,722
Consumer loans	—	5,141	5,141	—	156,569	156,569
State and other political subdivision loans	—	1,250	1,250	—	969,836	969,836
Other commercial loans and leases	892	5,355	6,247	896	588,116	589,012
Total	$13,661	$146,609	$160,270	$37,140	$13,052,802	$13,089,942

	December 31, 2023
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$17,192	$17,192	$2,020	$640,866	$642,886
Other secured by 1-4 family residential properties	—	12,942	12,942	946	621,451	622,397
Secured by nonfarm, nonresidential properties	—	24,043	24,043	20,812	3,468,622	3,489,434
Other real estate secured	—	4,488	4,488	—	1,312,551	1,312,551
Other loans secured by real estate:
Other construction	—	5,758	5,758	—	867,793	867,793
Secured by 1-4 family residential properties	—	34,794	34,794	3,235	2,279,083	2,282,318
Commercial and industrial loans	11,436	15,202	26,638	21,102	1,901,808	1,922,910
Consumer loans	—	5,794	5,794	—	165,734	165,734
State and other political subdivision loans	—	646	646	—	1,088,466	1,088,466
Other commercial loans and leases	967	6,105	7,072	967	555,068	556,035
Total	$12,403	$126,964	$139,367	$49,082	$12,901,442	$12,950,524

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$139,367	$120,214	$99,457
Loans charge-off, sale of 1-4 family mortgage loans	(8,633)	—	—
Loans charged-off	(26,316)	(17,515)	(11,332)
Recoveries	9,932	9,306	10,412
Net (charge-offs) recoveries	(25,017)	(8,209)	(920)
PCL, LHFI	37,287	27,362	21,677
PCL, LHFI sale of 1-4 family mortgage loans	8,633	—	—
Balance at end of period	$160,270	$139,367	$120,214

The following tables detail changes in the ACL, LHFI by loan class for the years ended December 31, 2024 and 2023 ($ in thousands):

	2024
	Balance				Balance
	January 1,	Charge-offs	Recoveries	PCL	December 31,
Loans secured by real estate:
Construction, land development and other land	$17,192	$(32)	$1,024	$(11,732)	$6,452
Other secured by 1-4 family residential properties	12,942	(512)	672	(1,755)	11,347
Secured by nonfarm, nonresidential properties	24,043	(2,545)	154	16,244	37,896
Other real estate secured	4,488	(89)	1	15,091	19,491
Other loans secured by real estate:
Other construction	5,758	(2,507)	714	9,332	13,297
Secured by 1-4 family residential properties	34,794	(10,304)	152	7,487	32,129
Commercial and industrial loans	26,638	(9,048)	963	8,467	27,020
Consumer loans	5,794	(9,817)	6,187	2,977	5,141
State and other political subdivision loans	646	—	—	604	1,250
Other commercial loans and leases	7,072	(95)	65	(795)	6,247
Total	$139,367	$(34,949)	$9,932	$45,920	$160,270

The PCL, LHFI for the year ended December 31, 2024 was primarily attributable to loan growth, changes in the macroeconomic forecast, an increase in specific reserves on individually analyzed credits and net adjustments to the qualitative factors.

The negative PCL, LHFI for the construction, land development and other land portfolio and other secured by 1-4 family residential properties portfolio for the year ended December 31, 2024 was primarily due to changes in the macroeconomic forecast associated with these specific loss driver models as a result of the loss driver update for these loan portfolios. The negative PCL, LHFI for the other commercial loans and leases portfolio for the year ended December 31, 2024 was primarily due to a decrease in loan balances.

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

Note 6 – Premises and Equipment, Net

At December 31, 2024 and 2023, premises and equipment, net consisted of the following ($ in thousands):

	December 31,
	2024	2023
Land	$56,610	$56,747
Buildings and leasehold improvements	249,405	246,759
Furniture and equipment	227,329	210,158
Total cost of premises and equipment	533,344	513,664
Less accumulated depreciation and amortization	302,201	286,383
Premises and equipment, net	231,143	227,281
Finance lease right-of-use assets	3,299	3,751
Assets held for sale	968	1,197
Total premises and equipment, net	$235,410	$232,229

There were two properties included in assets held for sale at December 31, 2024 compared to three properties at December 31, 2023. These properties were transferred from premises and equipment, net to assets held for sale due to Trustmark’s intent to sell the properties over the subsequent twelve months as a result of its strategic initiatives. No property valuation adjustments were recognized in other expense for 2024 compared to $470 thousand for 2023 and $400 thousand for 2022.

Depreciation and amortization of premises and equipment totaled $18.7 million in 2024, $17.4 million in 2023 and $16.2 million in 2022.

Note 7 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Years Ended December 31,
	2024	2023
Balance at beginning of period	$131,870	$129,677
Origination of servicing assets	13,291	13,712
Change in fair value:
Due to market changes	5,801	(1,489)
Due to runoff	(11,645)	(10,030)
Balance at end of period	$139,317	$131,870

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At December 31, 2024, the fair value of the MSR included an assumed average prepayment speed of 8 CPR and an average discount rate of 10.65% compared to an assumed average prepayment speed of 9 CPR and an average discount rate of 10.07% at December 31, 2023.

Mortgage Loans Sold/Serviced

During 2024, 2023 and 2022, Trustmark sold $1.141 billion, $1.136 billion and $1.243 billion, respectively, of residential mortgage loans. Gain on sales of loans, net totaled $19.3 million in 2024, $15.3 million in 2023 and $20.2 million in 2022. Trustmark receives annual servicing fee income approximating 0.32% of the outstanding balance of the underlying loans, which totaled $28.0 million in 2024, $26.9 million in 2023 and $26.0 million in 2022. The gains on the sale of residential mortgage loans and the annual servicing fee are both recorded to noninterest income in mortgage banking, net in the accompanying consolidated statements of income. The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.

The table below details the mortgage loans sold and serviced for others at December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024	2023
Federal National Mortgage Association	$4,821,246	$4,826,028
Government National Mortgage Association	3,695,419	3,510,983
Federal Home Loan Mortgage Corporation	213,358	112,352
Other	32,686	28,012
Total mortgage loans sold and serviced for others	$8,762,709	$8,477,375

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expenses are included in other expense. At both December 31, 2024 and 2023, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 8 – Goodwill and Identifiable Intangible Assets

The goodwill and identifiable intangible assets of FBBI are included in discontinued operations, and as a result, have been excluded from the amounts below.

Goodwill

The table below illustrates goodwill by segment for the years ended December 31, 2024 and 2023 ($ in thousands):

General
Banking
Balance as of January 1, 2023	$334,605
Adjustment during 2023	—
Balance as of December 31, 2023	334,605
Adjustment during 2024	—
Balance as of December 31, 2024	$334,605

Trustmark’s General Banking Segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network. Trustmark performed goodwill impairment tests for the General Banking Segment during 2024, 2023 and 2022. Based on these tests, Trustmark concluded that the fair value of the General Banking Segment exceeded the book value and no impairment charge was required.

Identifiable Intangible Assets

At December 31, 2024 and 2023, identifiable intangible assets consisted of the following ($ in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$87,674	$87,548	$126	$87,674	$87,438	$236
Banking charters	—	—	—	1,325	1,325	—
Total	$87,674	$87,548	$126	$88,999	$88,763	$236

Trustmark recorded $110 thousand of amortization of identifiable intangible assets in 2024, $290 thousand in 2023 and $985 thousand in 2022. Trustmark estimates that amortization expense for identifiable intangible assets will be $126 thousand in 2025 and none in the following years. Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired. Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets. There were no impairment losses on identifiable intangible assets recorded during 2024, 2023 or 2022.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets at December 31, 2024 ($ in thousands):

		Remaining
		Weighted-
		Average
	Net Carrying	Amortization
	Amount	Period in Years
Core deposit intangibles	$126	1.0

Note 9 – Other Real Estate

At December 31, 2024, Trustmark’s geographic other real estate distribution was primarily concentrated in its Alabama, Mississippi Tennessee and Texas market regions. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these regions.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$6,867	$1,986	$4,557
Additions	6,782	7,237	1,533
Disposals	(6,084)	(2,555)	(4,142)
(Write-downs) recoveries	(1,648)	199	38
Balance at end of period	$5,917	$6,867	$1,986

Gains (losses), net on the sale of other real estate included in other real estate expense	$(1,104)	$(145)	$(1,006)

At December 31, 2024 and 2023, other real estate by type of property consisted of the following ($ in thousands):

	December 31,
	2024	2023
Construction, land development and other land properties	$46	$—
1-4 family residential properties	2,260	1,977
Nonfarm, nonresidential properties	3,611	4,835
Other real estate properties	—	55
Total other real estate	$5,917	$6,867

At December 31, 2024 and 2023, other real estate by geographic location consisted of the following ($ in thousands):

	December 31,
	2024	2023
Alabama	$170	$1,397
Mississippi (1)	2,407	1,242
Tennessee (2)	1,079	—
Texas	2,261	4,228
Total other real estate	$5,917	$6,867
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At December 31, 2024 and 2023, the balance of other real estate included $2.3 million and $2.0 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2024 and 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $7.6 million and $6.4 million, respectively.

Note 10 – Leases

Lessor Arrangements

Trustmark leases certain types of machinery and equipment to its customers through sales-type and direct financing leases as part of its equipment financing portfolio. These leases generally have remaining lease terms of two to eight years, some of which include renewal options and/or options for the lessee to purchase the leased property near or at the end of the lease term. Trustmark recognized interest income from its sales-type and direct financing leases of $12.7 million and $3.2 million for the years ended December 31, 2024 and 2023, respectively. Trustmark does not have any significant operating leases in which it is the lessor.

The table below summarizes the components of Trustmark's net investment in its sales-type and direct financing leases at December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024	2023
Leases receivable	$282,771	$161,319
Unearned income	(45,585)	(29,011)
Initial direct costs	2,252	1,326
Unguaranteed lease residual	7,084	4,101
Total net investment	$246,522	$137,735

The table below details the minimum future lease payments for Trustmark's leases receivable at December 31, 2024 ($ in thousands):

December 31, 2024
2025	$50,494
2026	49,906
2027	62,457
2028	52,086
2029	38,486
Thereafter	29,342
Total leases receivable	$282,771

Lessee Arrangements

For Trustmark's lessee arrangements, the leases of FBBI are included in discontinued operations, and as a result, have been excluded from the amounts below. Prior period amounts have been reclassified. The table below details the components of net lease cost for the periods presented ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Finance leases
Amortization of right-of-use assets	$452	$786	$1,479
Interest on lease liabilities	148	163	188
Operating lease cost	5,075	4,787	4,577
Short-term lease cost	230	229	307
Variable lease cost	841	840	1,080
Sublease income	(122)	(12)	(168)
Net lease cost	$6,624	$6,793	$7,463

The table below details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Finance leases
Operating cash flows included in operating activities	$148	$163	$188
Financing cash flows included in payments under finance lease obligations	424	721	1,409
Operating leases
Operating cash flows (fixed payments) included in other operating activities, net	4,848	3,666	4,242
Operating cash flows (liability reduction) included in other operating activities, net	3,473	3,204	3,514

The table below details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024	2023
Finance lease right-of-use assets, net of accumulated depreciation	$3,299	$3,751
Finance lease liabilities	3,910	4,334
Operating lease right-of-use assets	34,668	35,711
Operating lease liabilities	38,698	39,097

Weighted-average lease term
Finance leases	7.35 years	8.34 years
Operating leases	9.31 years	10.28 years

Weighted-average discount rate
Finance leases	3.61%	3.61%
Operating leases	3.72%	3.67%

At December 31, 2024, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2025	$584	$5,288
2026	589	5,161
2027	594	5,193
2028	599	4,824
2029	633	4,655
Thereafter	1,454	21,258
Total minimum lease payments	4,453	46,379
Less imputed interest	(543)	(7,681)
Lease liabilities	$3,910	$38,698

Note 11 – Deposits

At December 31, 2024 and 2023, deposits consisted of the following ($ in thousands):

	December 31,
	2024	2023
Noninterest-bearing demand	$3,073,565	$3,197,620
Interest-bearing demand	5,453,708	4,947,626
Savings	3,387,984	4,047,853
Time	3,192,918	3,376,664
Total	$15,108,175	$15,569,763

Interest expense on deposits by type consisted of the following for the periods presented ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Interest-bearing demand	$148,888	$121,138	$16,409
Savings	30,121	28,605	9,654
Time	150,372	96,208	3,006
Total	$329,381	$245,951	$29,069

Time deposits that exceed the FDIC insurance limit of $250 thousand totaled $935.4 million and $822.4 million at December 31, 2024 and 2023, respectively.

The maturities of interest-bearing deposits at December 31, 2024, are as follows ($ in thousands):

2025	$3,090,620
2026	75,164
2027	15,143
2028	5,764
2029	5,169
Thereafter	1,058
Total time deposits	3,192,918
Interest-bearing deposits with no stated maturity	8,841,692
Total interest-bearing deposits	$12,034,610

Note 12 - Borrowings

Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements are secured by securities with a carrying amount of $40.3 million and $61.6 million at December 31, 2024 and 2023, respectively. At both December 31, 2024 and 2023, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.

The following table presents the securities sold under repurchase agreements by collateral pledged at December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024	2023
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$11,685	$28,600
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	7,487	526
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	10,169	—
Total securities sold under repurchase agreements	$29,341	$29,126

Other Borrowings

At December 31, 2024 and 2023, other borrowings consisted of the following ($ in thousands):

	December 31,
	2024	2023
FHLB advances	$200,000	$400,058
Serviced GNMA loans eligible for repurchase	97,631	78,838
Finance lease liabilities	3,910	4,334
Total other borrowings	$301,541	$483,230

FHLB Advances

At both December 31, 2024 and 2023, Trustmark had no outstanding short-term FHLB advances with the FHLB of Atlanta.

At December 31, 2024, Trustmark had no outstanding long-term FHLB advances with the FHLB of Atlanta, compared to one outstanding long-term FHLB advance with the FHLB of Atlanta totaling $58 thousand at December 31, 2023. This advance was assumed through the BancTrust merger and had a fixed interest rate of 0.08%. At December 31, 2023, this advance had a remaining maturity of 2.71 years. There was no fair market value adjustment associated with the BancTrust merger included in the FHLB advances at December 31, 2023. Trustmark’s FHLB advance was collateralized by securities held in safekeeping with the FHLB of Atlanta.

At December 31, 2024, Trustmark had two outstanding short-term FHLB advances totaling $200.0 million and no long-term FHLB advances with the FHLB of Dallas, compared to five outstanding short-term FHLB advances totaling $400.0 million and no long-term FHLB advances with the FHLB of Dallas at December 31, 2023. The outstanding short-term advances with the FHLB of Dallas at December 31, 2024 had fixed rates of 4.55% and 4.65% with balances of $100.0 million each. The outstanding short-term FHLB advances had a weighted-average remaining maturity of 8 days with a weighted-average cost of 4.60% at December 31, 2024, compared to a weighted-average remaining maturity of 9 days with a weighted-average cost of 5.54% at December 31, 2023.

Trustmark incurred $16.8 million of interest expense on short-term FHLB advances in 2024, compared to $49.9 million of interest expense in 2023 and $4.8 million of interest expense in 2022. Trustmark incurred no interest expense on long-term FHLB advances in 2024, 2023 and 2022.

At December 31, 2024 and 2023, Trustmark had $4.292 billion and $4.003 billion, respectively, available in additional borrowing capacity from the FHLB of Dallas.

Subordinated Notes

During 2020, Trustmark agreed to issue and sell $125.0 million aggregate principal amount of its 3.625% Fixed-to-Floating Rate Subordinated Notes (the Notes) due December 1, 2030. The Notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At December 31, 2024 and 2023, the carrying amount of the Notes was $123.7 million and $123.5 million, respectively. The Notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The Notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB. From the date of issuance until November 30, 2025, the Notes bear interest at a fixed rate of 3.625% per year, payable semi-annually in arrears on June 1 and December 1 of each year. Beginning December 1, 2025, the Notes will bear interest at a floating rate per year equal to the Benchmark rate, which is the Three-Month Term Secured Overnight Financing Rate (SOFR), plus 338.7 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The Notes qualify as Tier 2 capital for Trustmark. The Notes may be redeemed at Trustmark’s option under certain circumstances. Trustmark intends to use the net proceeds for general corporate purposes.

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

At both December 31, 2024 and 2023, assets for the Trust totaled $61.9 million, resulting from the investment in junior subordinated debentures issued by Trustmark. Liabilities and shareholders’ equity for the Trust also totaled $61.9 million at both December 31, 2024 and 2023, resulting from the issuance of trust preferred securities in the amount of $60.0 million as well as $1.9 million in common securities issued to Trustmark. During 2024, net income for the Trust equaled $134 thousand resulting from interest income from the junior subordinated debt securities issued by Trustmark to the Trust, compared with net income of $132 thousand during 2023 and $66 thousand during 2022. Dividends issued to Trustmark by the Trust during 2024 totaled $134 thousand, compared to $132 thousand during 2023 and $66 thousand during 2022.

Note 13 – Revenue from Contracts with Customers

The Insurance Segment is included in discontinued operations for all periods presented in the accompanying consolidated balance sheets and the consolidated statements of income. See Note 2 - Discontinued Operations for additional information about discontinued operations.

The following table presents noninterest income (loss) disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$44,295	$—	$44,295	$43,329	$—	$43,329	$42,073	$—	$42,073
Bank card and other fees	31,010	2,138	33,148	30,387	2,995	33,382	31,474	4,584	36,058
Mortgage banking, net	—	26,626	26,626	—	26,216	26,216	—	28,306	28,306
Wealth management	748	—	748	838	—	838	639	—	639
Other, net	16,906	337	17,243	11,769	(2,076)	9,693	8,469	805	9,274
Securities gains (losses), net	—	(182,792)	(182,792)	—	39	39	—	—	—
Total noninterest income (loss)	$92,959	$(153,691)	$(60,732)	$86,323	$27,174	$113,497	$82,655	$33,695	$116,350

Wealth Management Segment
Service charges on deposit accounts	$87	$—	$87	$87	$—	$87	$84	$—	$84
Bank card and other fees	153	—	153	57	—	57	47	—	47
Wealth management	36,503	—	36,503	34,254	—	34,254	34,374	—	34,374
Other, net	193	377	570	162	376	538	528	39	567
Total noninterest income	$36,936	$377	$37,313	$34,560	$376	$34,936	$35,033	$39	$35,072

Consolidated
Service charges on deposit accounts	$44,382	$—	$44,382	$43,416	$—	$43,416	$42,157	$—	$42,157
Bank card and other fees	31,163	2,138	33,301	30,444	2,995	33,439	31,521	4,584	36,105
Mortgage banking, net	—	26,626	26,626	—	26,216	26,216	—	28,306	28,306
Wealth management	37,251	—	37,251	35,092	—	35,092	35,013	—	35,013
Other, net	17,099	714	17,813	11,931	(1,700)	10,231	8,997	844	9,841
Securities gains (losses), net	—	(182,792)	(182,792)	—	39	39	—	—	—
Total noninterest income (loss)	$129,895	$(153,314)	$(23,419)	$120,883	$27,550	$148,433	$117,688	$33,734	$151,422
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

Note 14 – Income Taxes

The income tax provision attributable to continuing operations included in the consolidated statements of income was as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Current
Federal	$(28,470)	$26,100	$12,362
State	(6,563)	6,392	2,560
Deferred
Federal	19,104	(3,798)	(13,388)
State	4,776	(950)	(3,347)
Income tax provision	$(11,153)	$27,744	$(1,813)

For the periods presented, the income tax provision attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate in effect for each respective period to income before income taxes as a result of the following ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Income tax computed at statutory tax rate	$7,152	$38,018	$12,412
Tax exempt interest	(5,605)	(5,521)	(4,419)
Nondeductible interest expense	2,153	2,104	271
State income taxes, net	(5,185)	5,050	2,025
Income tax credits, net	(11,483)	(11,904)	(10,071)
Death benefit gains	(92)	(80)	(287)
Other	1,907	77	(1,744)
Income tax provision	$(11,153)	$27,744	$(1,813)

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2024 and 2023, which are included in other assets on the accompanying consolidated balance sheets ($ in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Litigation losses	$—	$26,647
Other real estate	2,293	1,743
Accumulated credit losses	47,416	43,473
Deferred compensation	19,299	17,893
Finance and operating lease liabilities	10,652	11,426
Realized built-in losses	7,679	8,429
Securities	22,294	68,223
Pension and other postretirement benefit plans	1,574	2,025
Interest on nonaccrual loans	1,173	1,218
LHFS	236	777
Stock-based compensation	3,544	3,196
Derivatives	4,018	2,993
Tax credit carryforward	3,489	—
Other	8,745	10,543
Gross deferred tax asset	132,412	198,586

Deferred tax liabilities:
Goodwill and other identifiable intangibles	13,880	14,297
Premises and equipment	14,218	17,382
Finance and operating lease right-of-use assets	9,492	10,420
MSR	29,206	26,271
Securities	3,789	3,181
Equipment financing	8,803	—
Other	2,874	2,264
Gross deferred tax liability	82,262	73,815
Net deferred tax asset	$50,150	$124,771

The following table provides a summary of the changes during the calendar years presented in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

	December 31,
	2024	2023	2022
Balance at beginning of period	$2,864	$2,316	$2,129
Change due to tax positions taken during the current year	1,497	1,333	653
Change due to tax positions taken during a prior year	(1,076)	(426)	(266)
Change due to the lapse of applicable statute of limitations during the current year	(407)	(359)	(200)
Balance at end of period	$2,878	$2,864	$2,316

Accrued interest, net of federal benefit	$415	$470	$489

Unrecognized tax benefits that would impact the effective tax rate, if recognized	$2,579	$2,518	$1,948

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense. With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2018 and earlier tax years. Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for the Continuing Plan for the periods presented ($ in thousands):

	December 31,
	2024	2023
Change in benefit obligation:
Benefit obligation, beginning of year	$5,923	$6,907
Service cost	40	52
Interest cost	246	292
Actuarial (gain) loss	(214)	164
Benefits paid	(464)	(1,492)
Benefit obligation, end of year	$5,531	$5,923

Change in plan assets:
Fair value of plan assets, beginning of year	$2,403	$2,907
Actual return on plan assets	233	237
Employer contributions	513	751
Benefit payments	(464)	(1,492)
Fair value of plan assets, end of year	$2,685	$2,403

Funded status at end of year - net liability	$(2,846)	$(3,520)

Amounts recognized in accumulated other comprehensive loss:
Net (gain) loss - amount recognized	$(601)	$(262)

Actuarial (gain) loss included in benefit obligation:
Change in discount rate	$(344)	$124
Change in mortality table	—	(38)
Other	130	78
Actuarial (gain) loss	$(214)	$164

	Years Ended December 31,
	2024	2023	2022
Net periodic benefit cost:
Service cost	$40	$52	$115
Interest cost	246	292	192
Expected return on plan assets	(96)	(107)	(121)
Recognized net (gain) loss due to lump sum settlements	(13)	25	—
Recognized net actuarial loss	—	—	224
Net periodic benefit cost	$177	$262	$410

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net loss - Total recognized in other comprehensive income (loss)	$(339)	$9	$(1,699)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(162)	$271	$(1,289)

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	5.30%	4.67%	4.88%
Discount rate for net periodic benefit cost	4.67%	4.88%	2.41%
Expected long-term return on plan assets	5.00%	5.00%	5.00%

Plan Assets

The weighted-average asset allocations by asset category are presented below for the Continuing Plan at December 31, 2024 and 2023.

	December 31,
	2024	2023
Money market fund	2.0%	27.0%
Exchange traded funds:
Equity securities	33.0%	36.0%
Fixed income	59.0%	28.0%
International	6.0%	9.0%
Total	100.0%	100.0%

The strategic objective of the investments of the assets in the Continuing Plan aims to provide both income and potential capital appreciation. The allocation is managed on a total return basis with the average participant age in mind. It is well suited for moderately conservative investors seeking an ample level of income while also participating in equity markets. This investment mix is designed to take advantage of rising stock markets while cushioning the effects of stock market downturns. The portfolio is typically balanced between equity and fixed income. The equity exposure has the potential to earn a return greater than inflation while the fixed income exposure may reduce the risk and volatility of the portfolio to which the equity mutual funds contribute.

Fair Value Measurements

At this time, Trustmark presents no fair values that are derived through internal modeling. Should positions requiring fair valuation arise that are not relevant to existing methodologies, Trustmark will make every reasonable effort to obtain market participant assumptions, or independent evaluation.

The following tables set forth by level, within the fair value hierarchy, the Continuing Plan’s assets measured at fair value at December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market fund	$55	$55	$—	$—
Exchange traded funds:
Equity securities	874	874	—	—
Fixed income	1,600	1,600	—	—
International	156	156	—	—
Total assets at fair value	$2,685	$2,685	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market fund	$643	$643	$—	$—
Exchange traded funds:
Equity securities	861	861	—	—
Fixed income	690	690	—	—
International	209	209	—	—
Total assets at fair value	$2,403	$2,403	$—	$—

There have been no changes in the methodologies used in estimating the fair value of plan assets at December 31, 2024. The money market fund approximates fair value due to its immediate maturity.

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

Contributions

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations. Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes. The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is December 31. For the plan year ending December 31, 2024, Trustmark’s minimum required contribution to the Continuing Plan was $127 thousand and Trustmark contributed $290 thousand. For the plan year ending December 31, 2025, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $109 thousand. Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2025 to determine any additional funding requirements by the plan’s measurement date.

Estimated Future Benefit Payments and Other Disclosures

The following table presents the expected benefit payments, which reflect expected future service, for the Continuing Plan ($ in thousands):

Year	Amount
2025	$693
2026	762
2027	961
2028	535
2029	414
2030 - 2034	1,575

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during 2025 include a gain of $7 thousand.

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	December 31,
	2024	2023
Change in benefit obligation:
Benefit obligation, beginning of year	$41,619	$43,201
Service cost	45	69
Interest cost	1,851	2,013
Actuarial (gain) loss	(1,009)	763
Benefits paid	(4,344)	(4,427)
Benefit obligation, end of year	$38,162	$41,619
Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	4,344	4,427
Benefit payments	(4,344)	(4,427)
Fair value of plan assets, end of year	$—	$—

Funded status at end of year - net liability	$(38,162)	$(41,619)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$6,880	$8,235
Prior service cost	15	126
Amounts recognized	$6,895	$8,361

Actuarial (gain) loss included in benefit obligation:
Change in discount rate	$(1,794)	$649
Change in mortality table	—	(308)
Other	785	422
Actuarial (gain) loss	$(1,009)	$763

	Years Ended December 31,
	2024	2023	2022
Net periodic benefit cost:
Service cost	$45	$69	$71
Interest cost	1,851	2,013	1,278
Amortization of prior service cost	111	111	111
Recognized net actuarial loss	346	284	986
Net periodic benefit cost	$2,353	$2,477	$2,446

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net (gain) loss	$(1,355)	$479	$(10,181)
Amortization of prior service cost	(111)	(111)	(111)
Total recognized in other comprehensive income (loss)	$(1,466)	$368	$(10,292)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$887	$2,845	$(7,846)

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	5.30%	4.67%	4.88%
Discount rate for net periodic benefit cost	4.67%	4.88%	2.41%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following table presents the expected benefits payments for Trustmark’s supplemental retirement plans ($ in thousands):

Year	Amount
2025	$3,885
2026	3,850
2027	3,673
2028	3,550
2029	3,545
2030 - 2034	15,563

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during 2025 include a loss of $261 thousand and prior service cost of $15 thousand.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of eligible compensation, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan. Trustmark matches 100% of associate contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation, subject to the IRS maximum eligible compensation. Associates are automatically enrolled in the plan at 3% of eligible compensation unless they opt out within 60 days of employment. Associates may become eligible to make elective deferral contributions the first of the month following one month of employment. Eligible associates that elect to participate vest immediately in Trustmark’s matching contributions, as this is a Safe Harbor 401(k) Plan. Trustmark’s contributions to this plan were $10.7 million in 2024, $10.8 million in 2023 and $10.2 million in 2022.

Note 16 – Stock and Incentive Compensation Plans

Trustmark has granted restricted stock units subject to the provisions of the Stock and Incentive Compensation Plan (the Stock Plan). Current outstanding and future grants of restricted stock units are subject to the provisions of the Stock Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors. The Stock Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors. At December 31, 2024, the maximum number of shares of Trustmark’s common stock available for issuance under the Stock Plan was 849,968 shares.

Restricted Stock Grants

Performance Units

Trustmark’s performance units vest over three years and are granted to Trustmark’s executive and senior management teams. Performance units granted vest based on performance goals of return on average tangible equity and total shareholder return. Performance units are valued utilizing a Monte Carlo simulation model to estimate fair value of the units at the grant date. The Monte Carlo simulation is performed by an independent valuation consultant and requires the use of subjective modeling assumptions. These units are recognized using the straight-line method over the requisite service period. These units are granted at 100% of target, yet provide for achievement units if performance measures exceed 100%. The restricted stock agreement for these units provide for dividend privileges, but no voting rights.

The following table summarizes Trustmark’s performance unit activity for the periods presented:

	Years Ended December 31,
	2024		2023		2022
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	174,214	$30.81	148,416	$31.63	140,821	$31.80
Granted	80,580	26.67	70,666	29.78	60,773	32.64
Adjustment for performance factor	9,348	30.02	—	—	—	—
Released from restriction	(54,973)	30.02	(39,943)	31.98	(19,723)	33.40
Forfeited	(1,124)	28.32	(4,925)	31.41	(33,455)	33.11
Nonvested shares, end of year	208,045	$29.39	174,214	$30.81	148,416	$31.63

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

The following table summarizes Trustmark’s time-based unit activity for the periods presented:

	Years Ended December 31,
	2024		2023		2022
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	358,252	$30.04	312,978	$30.99	337,466	$31.18
Granted	167,646	27.27	145,003	28.59	133,307	31.85
Released from restriction	(140,637)	28.63	(90,587)	30.90	(148,905)	32.16
Forfeited	(12,985)	28.79	(9,142)	30.72	(8,890)	31.62
Nonvested shares, end of year	372,276	$29.37	358,252	$30.04	312,978	$30.99

The following table presents information regarding compensation expense for units under the Stock Plan for the periods presented ($ in thousands):

				At December 31, 2024
	Recognized Compensation Expense			Unrecognized	Weighted Average
	for Years Ended December 31,			Compensation	Life of Unrecognized
	2024	2023	2022	Expense	Compensation Expense
Performance awards	$2,827	$1,772	$1,258	$2,110	1.67
Time-based awards	4,388	4,383	3,625	2,815	1.63
Total	$7,215	$6,155	$4,883	$4,925

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At December 31, 2024 and 2023, Trustmark had unused commitments to extend credit of $4.575 billion and $4.907 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At December 31, 2024 and 2023, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $110.4 million and $125.4 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. At December 31, 2024 and 2023, the fair value of collateral held was $27.2 million and $31.4 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$34,057	$36,838	$35,623
PCL, off-balance sheet credit exposures	(4,665)	(2,781)	1,215
Balance at end of period	$29,392	$34,057	$36,838

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the year ended December 31, 2024 primarily reflected a decrease in required reserves as a result of changes in the total reserve rate coupled with a decrease in unfunded commitments which was partially offset by an increase in required reserves as a result of implementing the Performance Trend and the External Factor-Credit Quality Review qualitative reserve factors. The decrease in the ACL on off-balance sheet credit exposures for the year ended December 31, 2023 was primarily due to decreases in unfunded commitments for the construction, land development and other land portfolio and other construction loan portfolio.

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

Note 18 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.5%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. At December 31, 2024, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31,

2024. To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since December 31, 2024, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2024 and 2023 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At December 31, 2024:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,729,672	11.54%	7.000%	n/a
Trustmark National Bank	1,828,044	12.20%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,789,672	11.94%	8.500%	n/a
Trustmark National Bank	1,828,044	12.20%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,094,874	13.97%	10.500%	n/a
Trustmark National Bank	2,009,544	13.41%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,789,672	9.99%	4.00%	n/a
Trustmark National Bank	1,828,044	10.21%	4.00%	5.00%

At December 31, 2023:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,521,665	10.04%	7.000%	n/a
Trustmark National Bank	1,602,327	10.58%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,581,665	10.44%	8.500%	n/a
Trustmark National Bank	1,602,327	10.58%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,862,246	12.29%	10.500%	n/a
Trustmark National Bank	1,759,426	11.61%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,581,665	8.62%	4.00%	n/a
Trustmark National Bank	1,602,327	8.75%	4.00%	5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB. Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years. In 2025, TNB will have available approximately $255.3 million plus its net income for that year to pay as dividends.

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

On December 5, 2023, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2024, under which $50.0 million of Trustmark’s outstanding shares could be acquired through December 31, 2024. Under this authority, Trustmark repurchased approximately 203 thousand shares of its common stock valued at $7.5 million during the twelve months ended December 31, 2024.

On December 3, 2024, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2025, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2025. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased approximately 243 thousand shares of its common stock valued at $8.5 million during January 2025.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables present the net change in the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the years ended December 31, 2024, 2023 and 2022 ($ in thousands). The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss are included in the computation of net periodic benefit cost (see Note 15 – Defined Benefit and Other Postretirement Benefits for additional details). Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits and other expense in the accompanying consolidated statements of income. Reclassification adjustments related to the cash flow hedge derivatives are included in interest and fees on LHFS and LHFI in the accompanying consolidated statements of income.

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Year Ended December 31, 2024
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(13,666)	$3,417	$(10,249)
Reclassification adjustment for net (gains) losses realized in net income	182,792	(45,698)	137,094
Change in net unrealized holding loss on securities transferred to held to maturity	14,587	(3,647)	10,940
Total securities available for sale and transferred securities	183,713	(45,928)	137,785
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	1,460	(365)	1,095
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	111	(28)	83
Recognized net loss due to lump sum settlements	(13)	3	(10)
Change in net actuarial loss	248	(62)	186
Total pension and other postretirement benefit plans	1,806	(452)	1,354
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(22,232)	5,558	(16,674)
Reclassification adjustment for (gain) loss realized in net income	18,132	(4,533)	13,599
Total cash flow hedge derivatives	(4,100)	1,025	(3,075)
Total other comprehensive income (loss)	$181,419	$(45,355)	$136,064

Year Ended December 31, 2023
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$50,537	$(12,404)	$38,133
Reclassification adjustment for net (gains) losses realized in net income	(39)	10	(29)
Change in net unrealized holding loss on securities transferred to held to maturity	15,557	(3,889)	11,668
Total securities available for sale and transferred securities	66,055	(16,283)	49,772
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(691)	173	(518)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	111	(28)	83
Recognized net loss due to lump sum settlements	25	(6)	19
Change in net actuarial loss	177	(44)	133
Total pension and other postretirement benefit plans	(378)	95	(283)
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(8,131)	2,033	(6,098)
Reclassification adjustment for (gain) loss realized in net income	16,385	(4,096)	12,289
Total cash flow hedge derivatives	8,254	(2,063)	6,191
Total other comprehensive income (loss)	$73,931	$(18,251)	$55,680

Year Ended December 31, 2022
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(229,524)	$57,381	$(172,143)
Change in net unrealized holding loss on securities transferred to held to maturity	(86,033)	21,508	(64,525)
Total securities available for sale and transferred securities	(315,557)	78,889	(236,668)
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	10,792	(2,698)	8,094
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	111	(28)	83
Change in net actuarial loss	1,089	(272)	817
Total pension and other postretirement benefit plans	11,992	(2,998)	8,994
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(20,685)	5,171	(15,514)
Reclassification adjustment for (gain) loss realized in net income	460	(115)	345
Total cash flow hedge derivatives	(20,225)	5,056	(15,169)
Total other comprehensive income (loss)	$(323,790)	$80,947	$(242,843)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivative	Total
Balance, January 1, 2022	$(17,774)	$(14,786)	$—	$(32,560)
Other comprehensive income (loss) before reclassification	(236,668)	8,094	(15,514)	(244,088)
Amounts reclassified from accumulated other comprehensive income (loss)	—	900	345	1,245
Net other comprehensive income (loss)	(236,668)	8,994	(15,169)	(242,843)
Balance, December 31, 2022	(254,442)	(5,792)	(15,169)	(275,403)
Other comprehensive income (loss) before reclassification	49,801	(518)	(6,098)	43,185
Amounts reclassified from accumulated other comprehensive income (loss)	(29)	235	12,289	12,495
Net other comprehensive income (loss)	49,772	(283)	6,191	55,680
Balance, December 31, 2023	(204,670)	(6,075)	(8,978)	(219,723)
Other comprehensive income (loss) before reclassification	691	1,095	(16,674)	(14,888)
Amounts reclassified from accumulated other comprehensive income (loss)	137,094	259	13,599	150,952
Net other comprehensive income (loss)	137,785	1,354	(3,075)	136,064
Balance, December 31, 2024	$(66,885)	$(4,721)	$(12,053)	$(83,659)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the years ended December 31, 2024 and 2023.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$202,669	$202,669	$—	$—
U.S. Government agency obligations	38,807	—	38,807	—
Mortgage-backed securities	1,451,058	—	1,451,058	—
Securities available for sale	1,692,534	202,669	1,489,865	—
LHFS	200,307	—	200,307	—
MSR	139,317	—	—	139,317
Other assets - derivatives	15,397	18	15,150	229
Other liabilities - derivatives	41,355	2,183	39,172	—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$372,368	$372,368	$—	$—
U.S. Government agency obligations	5,792	—	5,792	—
Obligations of states and political subdivisions	—	—	—	—
Mortgage-backed securities	1,384,718	—	1,384,718	—
Securities available for sale	1,762,878	372,368	1,390,510	—
LHFS	184,812	—	184,812	—
MSR	131,870	—	—	131,870
Other assets - derivatives	23,316	7,685	14,786	845
Other liabilities - derivatives	35,600	21	35,579	—

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2024	$131,870	$845
Total net (loss) gain included in Mortgage banking, net (1)	(5,844)	2,229
Additions	13,291	—
Sales	—	(2,845)
Balance, December 31, 2024	$139,317	$229

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2024	$5,801	$1,681

Balance, January 1, 2023	$129,677	$157
Total net (loss) gain included in Mortgage banking, net (1)	(11,519)	2,470
Additions	13,712	—
Sales	—	(1,782)
Balance, December 31, 2023	$131,870	$845

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2023	$(1,489)	$1,103
(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at December 31, 2024, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At December 31, 2024, Trustmark had outstanding balances of $37.1 million with a related ACL of $13.7 million in collateral-dependent LHFI, compared to outstanding balances of $49.1 million with a related ACL of $12.4 million in collateral-dependent LHFI at December 31, 2023. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $5.5 million were re-measured during 2024, requiring write-downs of $2.2 million to reach their current fair values compared to $898 thousand of foreclosed assets that were re-measured during 2023, requiring write-downs of $243 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at December 31, 2024 and 2023 were as follows ($ in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$567,251	$567,251	$975,343	$975,343
Securities held to maturity	1,335,385	1,259,107	1,426,279	1,355,504
Level 3 Inputs:
Net LHFI	12,929,672	12,886,168	12,811,157	12,762,505

Financial Liabilities:
Level 2 Inputs:
Deposits	15,108,175	15,098,854	15,569,763	15,553,417
Federal funds purchased and securities sold under repurchase agreements	324,008	324,008	405,745	405,745
Other borrowings	301,541	301,541	483,230	483,226
Subordinated notes	123,702	120,625	123,482	108,125
Junior subordinated debt securities	61,856	49,794	61,856	46,856

Fair Value Option

Trustmark has elected to account for its LHFS under the fair value option, with interest income on these LHFS reported in interest and fees on LHFS and LHFI. The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net. The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments. For the year ended December 31, 2024, a net loss of $2.1 million was recorded as noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option compared to net gain of $2.2 million and a net loss of $3.3 million, respectively, for the years ended December 31, 2023 and 2022. Interest and fees on LHFS and LHFI for the year ended December 31, 2024 included $8.6 million of interest earned on the LHFS accounted for under the fair value option compared to $7.8 million and $6.8 million for the years ended December 31, 2023 and 2022, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $97.6 million and $78.8 million at December 31, 2024 and 2023, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option at December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024	2023
Fair value of LHFS	$102,676	$105,974
LHFS contractual principal outstanding	105,322	102,994
Fair value less unpaid principal	$(2,646)	$2,980

Note 20 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At December 31, 2024, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.500 billion compared to $1.125 billion at December 31, 2023.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $474 thousand and $57 thousand of amortization expense for the years ended December 31, 2024 and 2023, respectively. As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. During the next twelve months, Trustmark estimates that $8.1 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $311.5 million at December 31, 2024 compared to $285.0 million at December 31, 2023. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $9.2 million, $6.3 million and $4.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $110.0 million at December 31, 2024, with a positive valuation adjustment of $679 thousand, compared to $109.5 million at December 31, 2023, with a negative valuation adjustment of $994 thousand.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $52.1 million at December 31, 2024, with a positive valuation adjustment of $229 thousand, compared to $61.9 million at December 31, 2023, with a positive valuation adjustment of $845 thousand.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivatives market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At December 31, 2024, Trustmark had interest rate swaps with an aggregate notional amount of $1.819 billion related to this program, compared to $1.500 billion at December 31, 2023.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At December 31, 2024, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $568 thousand compared to $1.4 million at December 31, 2023. At December 31, 2024 and 2023, Trustmark had posted collateral of $1.5 million and $2.0 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at December 31, 2024, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At December 31, 2024, Trustmark had entered into eleven risk participation agreements as a beneficiary with an aggregate notional amount of $83.9 million compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $40.1 million at December 31, 2023. At December 31, 2024, Trustmark had entered into twenty-eight risk participation agreements as a guarantor with aggregate notional amounts of $229.1 million compared to thirty-five risk participation agreements as a guarantor with aggregate notional amounts of $304.7 million at December 31, 2023. The aggregate fair values of these risk participation agreements were immaterial at December 31, 2024 and 2023.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at December 31, 2024 and 2023 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	December 31,
	2024	2023
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets (1)	$74	$1,182
Interest rate floors included in other assets	1,582	1,689
Interest rate swaps included in other liabilities (1)	5,958	267

Derivatives not designated as hedging instruments
Interest rate contracts:
Exchange traded purchased options included in other assets	$18	$180
OTC written options (rate locks) included in other assets	229	845
Futures contracts included in other assets	—	7,505
Interest rate swaps included in other assets (1)	13,478	11,910
Credit risk participation agreements included in other assets	16	5
Futures contracts included in other liabilities	1,972	—
Forward contracts included in other liabilities	(679)	994
Exchange traded written options included in other liabilities	211	21
Interest rate swaps included in other liabilities (1)	33,817	34,255
Credit risk participation agreements included in other liabilities	76	63
(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Years Ended December 31,
	2024	2023	2022
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS & LHFI	$(18,132)	$(16,385)	$(460)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$(13,965)	$(5,281)	$(43,764)
Amount of gain (loss) recognized in bank card and other fees	135	271	403

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(16,674)	$(6,098)	$(15,514)

Information about financial instruments that are eligible for offset in the consolidated balance sheets at December 31, 2024 and 2023 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$15,134	$—	$15,134	$(7,956)	$(2,000)	$5,178

Offsetting of Derivative Liabilities
As of December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$39,775	$—	$39,775	$(7,956)	$(1,460)	$30,359

Offsetting of Derivative Assets
As of December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$14,781	$—	$14,781	$(4,339)	$—	$10,442

Offsetting of Derivative Liabilities
As of December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$34,522	$—	$34,522	$(4,339)	$(2,040)	$28,143

Note 21 – Segment Information

Trustmark’s management reporting structure includes two segments: General Banking and Wealth Management. The General Banking Segment is responsible for all traditional banking products and services, including loans and deposits. The General Banking Segment also consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance. The Wealth Management Segment provides customized solutions for customers by integrating financial services with traditional banking products and services such as money management, full-service brokerage, financial planning, personal and institutional trust and retirement services. Trustmark's reportable segments are determined by the Chief Executive Officer (CEO), who is the designated chief operating decision maker (CODM), based upon information provided about Trustmark's products and services offered. The reportable segments are also distinguished by the level of information provided to the CEO, who uses such information to review performance of various lines of business, which are then aggregated if operating performance, products and services and customers are similar. The CEO evaluates the financial performance of Trustmark's lines of business, such as evaluating revenue streams, significant expenses and budget to actual results, in assessing the performance of Trustmark's reportable segments and in the determination of allocating resources.

The Insurance Segment is included in discontinued operations for all periods presented in the accompanying consolidated balance sheets and the consolidated statements of income. See Note 2 - Discontinued Operations for additional information about discontinued operations.

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

The following tables disclose financial information by reportable segment for the periods presented ($ in thousands):

Year Ended December 31, 2024	General Banking	Wealth Management	Consolidated
Interest income	$949,600	$10,730	$960,330
Interest expense	373,369	2,540	375,909
Funds transfer pricing, net	2,231	(2,231)	—
Net interest income	578,462	5,959	584,421
PCL	41,101	154	41,255
Net interest income after PCL	537,361	5,805	543,166
Service charges on deposit accounts	44,295	87	44,382
Bank card and other fees	33,148	153	33,301
Mortgage banking, net	26,626	—	26,626
Wealth management	748	36,503	37,251
Other, net	17,620	193	17,813
Securities gains (losses), net	(182,792)	—	(182,792)
Internal allocations	(377)	377	—
Noninterest income (loss)	(60,732)	37,313	(23,419)
Salaries and employee benefits	243,930	22,309	266,239
Services and fees	98,833	2,757	101,590
Other segment expenses (1)	116,080	1,781	117,861
Internal allocations	(5,897)	5,897	—
Noninterest expense	452,946	32,744	485,690
Income from continuing operations before income taxes	23,683	10,374	34,057
Income taxes from continuing operations	(13,726)	2,573	(11,153)
Consolidated income from continuing operations	$37,409	$7,801	$45,210

Selected Financial Information
Total assets from continuing operations	$17,938,268	$214,154	$18,152,422
Depreciation and amortization from continuing operations	$37,599	$250	$37,849

(1) Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, litigation settlement expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Year Ended December 31, 2023	General Banking	Wealth Management	Consolidated
Interest income	$869,143	$9,689	$878,832
Interest expense	324,470	1,484	325,954
Funds transfer pricing, net	2,326	(2,326)	—
Net interest income	546,999	5,879	552,878
PCL	26,716	(2,135)	24,581
Net interest income after PCL	520,283	8,014	528,297
Service charges on deposit accounts	43,329	87	43,416
Bank card and other fees	33,382	57	33,439
Mortgage banking, net	26,216	—	26,216
Wealth management	838	34,254	35,092
Other, net	10,069	162	10,231
Securities gains (losses), net	39	—	39
Internal allocations	(376)	376	—
Noninterest income (loss)	113,497	34,936	148,433
Salaries and employee benefits	247,014	21,256	268,270
Services and fees	104,432	3,373	107,805
Other segment expenses (1)	117,757	1,864	119,621
Internal allocations	(5,846)	5,846	—
Noninterest expense	463,357	32,339	495,696
Income from continuing operations before income taxes	170,423	10,611	181,034
Income taxes from continuing operations	25,091	2,653	27,744
Consolidated income from continuing operations	$145,332	$7,958	$153,290

Selected Financial Information
Total assets from continuing operations	$18,469,213	$185,342	$18,654,555
Depreciation and amortization from continuing operations	$34,924	$261	$35,185

(1) Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, litigation settlement expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Year Ended December 31, 2022	General Banking	Wealth Management	Consolidated
Interest income	$534,531	$7,302	$541,833
Interest expense	47,044	81	47,125
Funds transfer pricing, net	1,900	(1,900)	—
Net interest income	489,387	5,321	494,708
PCL	22,913	(21)	22,892
Net interest income after PCL	466,474	5,342	471,816
Service charges on deposit accounts	42,073	84	42,157
Bank card and other fees	36,058	47	36,105
Mortgage banking, net	28,306	—	28,306
Wealth management	639	34,374	35,013
Other, net	9,313	528	9,841
Securities gains (losses), net	—	—	—
Internal allocations	(39)	39	—
Noninterest income (loss)	116,350	35,072	151,422
Salaries and employee benefits	232,720	21,527	254,247
Services and fees	100,397	3,496	103,893
Other segment expenses (1)	204,097	1,896	205,993
Internal allocations	(5,954)	5,954	—
Noninterest expense	531,260	32,873	564,133
Income from continuing operations before income taxes	51,564	7,541	59,105
Income taxes from continuing operations	(3,683)	1,870	(1,813)
Consolidated income from continuing operations	$55,247	$5,671	$60,918

Selected Financial Information
Total assets from continuing operations	$17,724,953	$214,313	$17,939,266
Depreciation and amortization from continuing operations	$38,909	$288	$39,197

(1) Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, litigation settlement expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Note 22 – Parent Company Only Financial Information

($ in thousands)

Condensed Balance Sheets	December 31,
	2024	2023
Assets:
Investment in banks	$2,062,555	$1,770,392
Other assets	86,907	77,901
Total Assets	$2,149,462	$1,848,293

Liabilities and Shareholders' Equity:
Accrued expense	$1,577	$1,108
Subordinated notes	123,702	123,482
Junior subordinated debt securities	61,856	61,856
Shareholders' equity	1,962,327	1,661,847
Total Liabilities and Shareholders' Equity	$2,149,462	$1,848,293

Condensed Statements of Income	Years Ended December 31,
	2024	2023	2022
Revenue:
Dividends received from banks	$82,536	$67,189	$89,733
Earnings of subsidiaries over distributions	148,884	106,388	(11,269)
Other income	165	163	94
Total Revenue	231,585	173,740	78,558
Expense:
Other expense	8,576	8,251	6,671
Total Expense	8,576	8,251	6,671
Net Income	$223,009	$165,489	$71,887

Condensed Statements of Cash Flows	Years Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$223,009	$165,489	$71,887
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in investment in subsidiaries	(148,884)	(106,388)	11,269
Other	(835)	(797)	(1,550)
Net cash from operating activities	73,290	58,304	81,606

Financing Activities:
Common stock dividends	(56,790)	(56,653)	(56,679)
Repurchase and retirement of common stock	(7,499)	—	(24,604)
Net cash from financing activities	(64,289)	(56,653)	(81,283)
Net change in cash and cash equivalents	9,001	1,651	323
Cash and cash equivalents at beginning of year	77,511	75,860	75,537
Cash and cash equivalents at end of year	$86,512	$77,511	$75,860

Trustmark paid income taxes of approximately $21.5 million in 2024, $38.8 million in 2023 and $2.7 million in 2022. Trustmark (parent company only) paid interest of $4.5 million in 2024, 2023 and 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2024.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2024, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2024 was audited by Crowe LLP, Fort Lauderdale, Florida, (U.S. PCAOB Auditor Firm I.D.: 173), an independent registered public accounting firm, as stated in their report appearing in the section captioned “Report of Independent Registered Public Accounting Firm” included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, none of Trustmark’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Trustmark’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Information about Executive Officers of Trustmark” in Part I. Item 1. - Business, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to Trustmark Corporation’s (Trustmark’s) Proxy Statement (Schedule 14A) for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM. 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1. Financial Statements

The report of Crowe LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation (Trustmark) and subsidiaries are included in the Registrant’s 2024 Annual Report on Form 10-K and are incorporated into Part II. Item 8. – Financial Statements and Supplementary Data herein by reference:

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

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

First Amendment to Trustmark Corporation Deferred Compensation Plan (Master Plan Document). Filed November 7, 2008, as Exhibit 10-r to Trustmark’s Form 10-Q Quarterly Report for the quarter ended September 30, 2008, incorporated herein by reference. *

10-h

Summary of the Trustmark Corporation Management Incentive Plan. Filed November 7, 2012, as Exhibit 10-ab to Trustmark’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012 and incorporated herein by reference. *

10-i

Form of Change in Control Agreement between Trustmark Corporation and certain executive officers. Filed February 7, 2014, as Exhibit 10-ad to Trustmark’s Form 8-K Current Report, incorporated herein by reference. *

10-j

Second Amendment to Trustmark Corporation Deferred Compensation Plan (Master Plan Document). Filed May 7, 2018, as Exhibit 10-w to Trustmark’s Form 10-Q Quarterly Report, incorporated herein by reference. *

10-k

First Amendment to Deferred Compensation Plan for Directors (Directors’ Deferred Fee Plan) of Trustmark National Bank. Filed May 7, 2018, as Exhibit 10-x to Trustmark’s Form 10-Q Quarterly Report, incorporated herein by reference. *

10-l

First Amendment to Deferred Compensation Plan for Executives (Executive Deferral Plan-Group 1) of Trustmark National Bank. Filed May 7, 2018, as Exhibit 10-y to Trustmark’s Form 10-Q Quarterly Report, incorporated herein by reference. *

10-m

Employment Agreement between Trustmark Corporation and Duane A. Dewey dated October 27, 2020. Filed October 27, 2020 as Exhibit 10.2 to Trustmark’s Form 8-K Current Report, incorporated herein by reference. *

10-n	Amendment No. 2022-1 to the Trustmark Corporation Deferred Compensation Plan. Filed November 3, 2022, as exhibit 10-ag to Trustmark's Form 10-Q Quarterly Report, incorporated herein by reference.*

10-o

Exhibit 1 Company Contribution in Respect of the Year Ending December 31, 2022 to the Trustmark Corporation Deferred Compensation Plan. Filed February 16, 2023, as exhibit 10-ah to Trustmark's Form 10-K Annual Report, incorporated herein by reference. *

10-p	Form of Fully Executed Settlement Agreement. Filed February 16, 2023, as exhibit 10-ai to Trustmark's Form 10-K Annual Report, incorporated herein by reference.

10-q

Exhibit 2 Company Contribution in Respect of the Year Ending December 31, 2023 to the Trustmark Corporation Deferred Compensation Plan. Filed May 8, 2023, as Exhibit 10-aj to Trustmark’s Form 10-Q Quarterly Report for the quarter ended March 31, 2023, incorporated herein by reference. *

10-r

Form of Compensation Clawback Policy, adopted on October 24, 2023 and revised on January 23, 2024. Filed February 15, 2024, as Exhibit 10-ak to Trustmark's Form 10-K Annual Report, incorporated herein by reference. *

10-s

Form of Time-Based Restricted Stock Unit Agreement for Associate (under the Amended and Restated Stock and Incentive Compensation Plan). Filed February 15, 2024, as Exhibit 10-al to Trustmark's Form 10-K Annual Report, incorporated herein by reference. *

10-t

Form of Performance Unit Agreement for Associate (under the Amended and Restated Stock and Incentive Compensation Plan). Filed February 15, 2024, as Exhibit 10-am to Trustmark's Form 10-K Annual Report, incorporated herein by reference. *

10-u

Trustmark Corporation Stock and Incentive Compensation Plan, as amended and restated effective April 23, 2024. Filed March 13, 2024, as Annex A to Trustmark’s Definitive Proxy Statement on Schedule 14A, incorporated herein by reference. *

10-v

Form of Time-Based Restricted Stock Unit Agreement for Director (under the Stock and Incentive Compensation Plan). Filed May 7, 2024, as Exhibit 10-ao to Trustmark’s Form 10-Q Quarterly Report for the quarter ended March 31, 2024, incorporated herein by reference. *

10-w

Form of Time-Based Restricted Stock Unit Agreement for Associate (under the Stock and Incentive Compensation Plan). Filed May 7, 2024, as Exhibit 10-ap to Trustmark’s Form 10-Q Quarterly Report for the quarter ended March 31, 2024, incorporated herein by reference. *

10-x

Form of Performance Unit Agreement for Associate (under the Stock and Incentive Compensation Plan). Filed May 7, 2024, as Exhibit 10-aq to Trustmark’s Form 10-Q Quarterly Report for the quarter ended March 31, 2024, incorporated herein by reference. *

10-y

Amendment to Employment Agreement between Trustmark Corporation and Duane A. Dewey dated April 23, 2024. Filed May 7, 2024, as Exhibit 10-ar to Trustmark’s Form 10-Q Quarterly Report for the quarter ended March 31, 2024, incorporated herein by reference. *

10-z

Exhibit 3 Company Contribution in Respect of the Year Ending December 31, 2024 to the Trustmark Corporation Deferred Compensation Plan. Filed November 5, 2024, as Exhibit 10-as to Trustmark’s Form 10-Q Quarterly Report for the quarter ended September 30, 2024, incorporated herein by reference. *

10-aa	Exhibit 4 Company Contribution in Respect of the Year Ending December 31, 2025 to the Trustmark Corporation Deferred Compensation Plan. *

19	Trustmark Corporation Insider Trading Policy.

21	List of Subsidiaries.

23	Consent of Crowe LLP.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* - Denotes management contract.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey
Duane A. Dewey
President and Chief Executive Officer

DATE:	February 19, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	February 19, 2025	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE:	February 19, 2025	BY:	/s/ William A. Brown
William A. Brown, Director

DATE:	February 19, 2025	BY:	/s/ Augustus L. Collins
Augustus L. Collins, Director

DATE:	February 19, 2025	BY:	/s/ George T. Chambers, Jr.
George T. Chambers, Jr., Principal Accounting Officer

DATE:	February 19, 2025	BY:	/s/ Tracy T. Conerly
Tracy T. Conerly, Director

DATE:	February 19, 2025	BY:	/s/ Duane A. Dewey
Duane A. Dewey, President, Chief Executive Officer and Director

DATE:	February 19, 2025	BY:	/s/ Marcelo Eduardo
Marcelo Eduardo, Director

DATE:	February 19, 2025	BY:	/s/ J. Clay Hays, Jr., M.D.
J. Clay Hays, Jr., M.D., Director

DATE:	February 19, 2025	BY:	/s/ Gerard R. Host
Gerard R. Host, Chair and Director

DATE:	February 19, 2025	BY:	/s/ Harris V. Morrissette
Harris V. Morrissette, Director

DATE:	February 19, 2025	BY:	/s/ Thomas C. Owens
Thomas C. Owens, Treasurer and Principal Financial Officer

DATE:	February 19, 2025	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE:	February 19, 2025	BY:	/s/ Lea B. Turnipseed
Lea B. Turnipseed, Director

DATE:	February 19, 2025	BY:	/s/ William G. Yates III
William G. Yates III, Director