Form 10-Q
period 2025-03-31
TRUSTMARK CORP
filed 2025-05-06
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 30, 2025, there were 60,477,582 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, actions by the Board of Governors of the Federal Reserve System (FRB) that impact the level of market interest rates, local, state, national and international economic and market conditions, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets, changes in the level of nonperforming assets and charge-offs, an increase in unemployment levels, a slowdown in economic growth, changes in our ability to measure the fair value of assets in our portfolio, changes in the level and/or volatility of market interest rates, the impacts related to or resulting from bank failures and other economic and industry volatility, including potential increased regulatory requirements, the demand for the products and services we offer, potential unexpected adverse outcomes in pending litigation matters, our ability to attract and retain noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, pandemics or other health crises, acts of war or terrorism, potential market or regulatory effects of the current United States presidential administration’s policies and other risks described in our filings with the SEC.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$587,362	$567,251
Securities available for sale, at fair value (amortized cost: $1,731,866 - 2025 $1,719,537-2024; allowance for credit losses (ACL): $0)	1,737,462	1,692,534
Securities held to maturity, net of ACL of $0 (fair value: $1,259,898 - 2025; $1,259,107-2024)	1,315,053	1,335,385
Loans held for sale (LHFS)	188,689	200,307
Loans held for investment (LHFI)	13,241,469	13,089,942
Less ACL, LHFI	167,010	160,270
Net LHFI	13,074,459	12,929,672
Premises and equipment, net	231,202	235,410
Mortgage servicing rights (MSR)	134,395	139,317
Goodwill	334,605	334,605
Other real estate, net	8,348	5,917
Operating lease right-of-use assets	33,861	34,668
Other assets (1)	650,767	677,356
Total Assets	$18,296,203	$18,152,422

Liabilities
Deposits:
Noninterest-bearing	$3,069,929	$3,073,565
Interest-bearing	12,010,775	12,034,610
Total deposits	15,080,704	15,108,175
Federal funds purchased and securities sold under repurchase agreements	360,080	324,008
Other borrowings	404,815	301,541
Subordinated notes	123,757	123,702
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	26,561	29,392
Operating lease liabilities	37,917	38,698
Other liabilities	179,286	202,723
Total Liabilities	16,274,976	16,190,095

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 60,718,411 shares - 2025; 61,008,023 shares - 2024	12,651	12,711
Capital surplus	143,001	157,899
Retained earnings	1,914,277	1,875,376
Accumulated other comprehensive income (loss), net of tax	(48,702)	(83,659)
Total Shareholders' Equity	2,021,227	1,962,327
Total Liabilities and Shareholders' Equity	$18,296,203	$18,152,422

(1) During the first quarter of 2025, Trustmark reclassified its identifiable intangible assets, net to other assets. The prior period has been reclassified accordingly.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Interest Income
Interest and fees on LHFS & LHFI	$199,245	$206,092
Interest on securities:
Taxable	26,056	15,634
Tax exempt	—	3
Other interest income	3,846	8,111
Total Interest Income	229,147	229,840
Interest Expense
Interest on deposits	67,718	83,716
Interest on federal funds purchased and securities sold under repurchase agreements	4,298	5,591
Other interest expense	5,076	7,703
Total Interest Expense	77,092	97,010
Net Interest Income	152,055	132,830
Provision for credit losses (PCL), LHFI	8,125	7,708
PCL, off-balance sheet credit exposures	(2,831)	(192)
Net Interest Income After PCL	146,761	125,314
Noninterest Income (Loss)
Service charges on deposit accounts	10,636	10,958
Bank card and other fees	7,664	7,428
Mortgage banking, net	8,771	8,915
Wealth management	9,543	8,952
Other, net	5,970	3,102
Total Noninterest Income (Loss)	42,584	39,355
Noninterest Expense
Salaries and employee benefits	68,492	65,487
Services and fees	26,247	24,431
Net occupancy - premises	7,385	7,270
Equipment expense	6,308	6,325
Other expense	15,579	16,151
Total Noninterest Expense	124,011	119,664
Income (Loss) From Continuing Operations Before Income Taxes	65,334	45,005
Income taxes from continuing operations	11,701	6,832
Income (Loss) From Continuing Operations	53,633	38,173
Income from discontinued operations before income taxes	—	4,512
Income taxes from discontinued operations	—	1,150
Income From Discontinued Operations	—	3,362
Net Income	$53,633	$41,535

Earnings (Loss) Per Share (EPS)
Basic EPS from continuing operations	$0.88	$0.62
Basic EPS from discontinued operations	—	0.05
Basic EPS (1)	0.88	0.68

Diluted EPS from continuing operations	$0.88	$0.62
Diluted EPS from discontinued operations	—	0.05
Diluted EPS (1)	0.88	0.68

(1) Due to rounding, earnings (loss) per share from continuing operations and discontinued operations may not sum to earnings per share from net income.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income per consolidated statements of income (loss)	$53,633	$41,535
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	24,450	(1,914)
Change in net unrealized holding loss on securities transferred to held to maturity	2,569	2,746
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	3	21
Recognized net (gain) loss due to lump sum settlement	(38)	—
Change in net actuarial loss	54	71
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	5,909	(11,970)
Reclassification adjustment for (gain) loss realized in net income	2,010	3,615
Other comprehensive income (loss), net of tax	34,957	(7,431)
Comprehensive income (loss)	$88,590	$34,104

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2025	61,008,023	$12,711	$157,899	$1,875,376	$(83,659)	$1,962,327
Net income per consolidated statements of income (loss)	—	—	—	53,633	—	53,633
Other comprehensive income (loss), net of tax	—	—	—	—	34,957	34,957
Common stock dividends paid ($0.24 per share)	—	—	—	(14,732)	—	(14,732)
Shares withheld to pay taxes, long-term incentive plan	133,628	28	(2,443)	—	—	(2,415)
Repurchase and retirement of common stock	(423,240)	(88)	(14,926)	—	—	(15,014)
Compensation expense, long-term incentive plan	—	—	2,471	—	—	2,471
Balance, March 31, 2025	60,718,411	$12,651	$143,001	$1,914,277	$(48,702)	$2,021,227

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity (continued)

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2024	61,071,173	$12,725	$159,688	$1,709,157	$(219,723)	$1,661,847
Net income per consolidated statements of income (loss)	—	—	—	41,535	—	41,535
Other comprehensive income (loss), net of tax	—	—	—	—	(7,431)	(7,431)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,207)	—	(14,207)
Shares withheld to pay taxes, long-term incentive plan	107,193	22	(1,405)	—	—	(1,383)
Compensation expense, long-term incentive plan	—	—	2,238	—	—	2,238
Balance, March 31, 2024	61,178,366	$12,747	$160,521	$1,736,485	$(227,154)	$1,682,599

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income per consolidated statements of income (loss)	$53,633	$41,535
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	5,294	7,516
Depreciation and amortization	8,571	8,563
Net (accretion) amortization of securities	(5,912)	1,373
Gains on sales of loans, net	(4,252)	(5,010)
Compensation expense, long-term incentive plan	2,471	2,238
Deferred income tax provision	(1,050)	28,490
Proceeds from sales of loans held for sale	260,005	263,634
Purchases and originations of loans held for sale	(245,760)	(247,476)
Originations of mortgage servicing rights	(3,068)	(2,977)
Earnings on bank-owned life insurance	(1,865)	(1,420)
Net change in other assets	24,872	(21,036)
Net change in other liabilities	(12,430)	(127,283)
Other operating activities, net	1,909	(6,690)
Net cash from operating activities	82,418	(58,543)

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	23,738	24,000
Proceeds from maturities, prepayments and calls of securities available for sale	52,559	56,706
Purchases of securities held to maturity	—	(9,136)
Purchases of securities available for sale	(58,955)	—
Net proceeds from bank-owned life insurance	644	—
Net change in member bank stock	(2,374)	(743)
Net change in LHFI	(156,339)	(114,096)
Purchases of premises and equipment	(1,772)	(5,050)
Proceeds from sales of premises and equipment	3,229	—
Proceeds from sales of other real estate	801	902
Purchases of software	(2,511)	(2,044)
Investments in tax credit and other partnerships	(2,655)	(1,848)
Net cash from investing activities	(143,635)	(51,309)

Financing Activities
Net change in deposits	(27,471)	(231,206)
Net change in federal funds purchased and securities sold under repurchase agreements	36,072	(12,530)
Net change in short-term borrowings	105,000	—
Payments on long-term FHLB advances	—	(5)
Payments under finance lease obligations	(112)	(99)
Common stock dividends	(14,732)	(14,207)
Repurchase and retirement of common stock	(15,014)	—
Shares withheld to pay taxes, long-term incentive plan	(2,415)	(1,383)
Net cash from financing activities	81,328	(259,430)

Net change in cash and cash equivalents	20,111	(369,282)
Cash and cash equivalents at beginning of period	567,251	975,343
Cash and cash equivalents at end of period	$587,362	$606,061

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024 (2024 Annual Report).

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

Note 2 - Discontinued Operations

On May 31, 2024, Trustmark National Bank (TNB) completed the sale of its wholly owned subsidiary, Fisher Brown Bottrell Insurance, Inc. (FBBI), to Marsh & McLennan Agency LLC (MMA) for approximately $336.9 million in cash. The transaction resulted in a pre-tax net gain of $228.3 million. The gain, along with FBBI's historical financial results for periods prior to the sale, is reflected in Trustmark's consolidated financial statements as discontinued operations. FBBI's operating results prior to the sale have been presented as "Income From Discontinued Operations" within the accompanying consolidated statements of income (loss). Cash flows from both continuing and discontinued operations are included in the Consolidated Statements of Cash Flows.

The following table summarizes financial information related to FBBI which has been segregated from continuing operations and reported as discontinued operations for the period presented ($ in thousands):

Three Months Ended
March 31, 2024
Noninterest income:
Insurance commissions	$15,464
Gain on sale of discontinued operations, net	—
Other, net	530
Total noninterest income	15,994
Noninterest expense:
Salaries and employee benefits	9,971
Services and fees	408
Net occupancy - premises	226
Equipment expense	60
Other expense	817
Total noninterest expense	11,482
Income from discontinued operations before income taxes	4,512
Income taxes from discontinued operations	1,150
Income from discontinued operations	$3,362

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2025 and December 31, 2024 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$210,580	$1,883	$—	$212,463	$30,033	$—	$(120)	$29,913
U.S. Government agency obligations	50,622	106	(1,403)	49,325	—	—	—	—
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	30,546	8	(2,446)	28,108	15,726	—	(609)	15,117
Issued by FNMA and FHLMC	1,088,798	17,147	(15,808)	1,090,137	411,454	166	(15,842)	395,778
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	116,969	—	(6,335)	110,634
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	351,320	6,635	(526)	357,429	740,871	50	(32,465)	708,456
Total	$1,731,866	$25,779	$(20,183)	$1,737,462	$1,315,053	$216	$(55,371)	$1,259,898

	Securities Available for Sale				Securities Held to Maturity
December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Securities	$203,524	$548	$(1,403)	$202,669	$29,842	$1	$(522)	$29,321
U.S. Government agency obligations	41,194	—	(2,387)	38,807	—	—	—	—
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	31,365	3	(2,957)	28,411	16,218	—	(844)	15,374
Issued by FNMA and FHLMC	1,091,122	1,610	(22,194)	1,070,538	423,372	94	(23,853)	399,613
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	123,685	—	(8,004)	115,681
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	352,332	827	(1,050)	352,109	742,268	3	(43,153)	699,118
Total	$1,719,537	$2,988	$(29,991)	$1,692,534	$1,335,385	$98	$(76,376)	$1,259,107

During 2022, Trustmark reclassified a total of $766.0 million of securities available for sale to securities held to maturity. At the date of these transfers, the net unrealized holding loss on the available for sale securities totaled approximately $91.9 million ($68.9 million, net of tax).

The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of these transfers. At March 31, 2025, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled $44.1 million compared to $46.6 million at December 31, 2024.

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

At both March 31, 2025 and December 31, 2024, the results of the analysis did not identify any securities that warranted DCF analysis, and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At March 31, 2025, accrued interest receivable totaled $5.6 million for securities available for sale compared to $5.0 million December 31, 2024 and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At March 31, 2025 and December 31, 2024, Trustmark identified no securities held to maturity with the potential for credit loss exposure. After applying appropriate analysis, the total amount of current expected credit losses was zero at March 31, 2025 and December 31, 2024. No reserve was recorded at either March 31, 2025 or December 31, 2024.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At March 31, 2025, accrued interest receivable totaled $2.5 million for securities held to maturity compared to $2.4 million at December 31, 2024 and was reported in other assets on the accompanying consolidated balance sheet.

At both March 31, 2025 and December 31, 2024, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at March 31, 2025 and December 31, 2024.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. At both March 31, 2025 and December 31, 2024, Trustmark's securities held to maturity had a credit rating of Aaa, as determined by Moody’s.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded segregated by length of impairment at March 31, 2025 and December 31, 2024 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2025	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$29,913	$(120)	$—	$—	$29,913	$(120)
U.S. Government agency obligations	42,002	(1,403)	—	—	42,002	(1,403)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	10,303	(80)	31,360	(2,975)	41,663	(3,055)
Issued by FNMA and FHLMC	321,990	(5,135)	231,605	(26,515)	553,595	(31,650)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	110,634	(6,335)	110,634	(6,335)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	3,151	(24)	775,518	(32,967)	778,669	(32,991)
Total	$407,359	$(6,762)	$1,149,117	$(68,792)	$1,556,476	$(75,554)

December 31, 2024
U.S. Treasury Securities	$123,277	$(1,925)	$—	$—	$123,277	$(1,925)
U.S. Government agency obligations	38,807	(2,387)	—	—	38,807	(2,387)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	15,802	(293)	27,803	(3,508)	43,605	(3,801)
Issued by FNMA and FHLMC	981,747	(13,848)	237,487	(32,199)	1,219,234	(46,047)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	115,681	(8,004)	115,681	(8,004)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	164,971	(536)	767,566	(43,667)	932,537	(44,203)
Total	$1,324,604	$(18,989)	$1,148,537	$(87,378)	$2,473,141	$(106,367)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Securities Gains and Losses

Realized gains and losses are determined using the specific identification method and are included in noninterest income (loss) as securities gains (losses), net. During the three months ended March 31, 2025 and 2024, there were no gross realized gains or losses as a result of calls and dispositions of securities.

Securities Pledged

Securities with a carrying value of $1.887 billion and $1.910 billion at March 31, 2025 and December 31, 2024, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both March 31, 2025 and December 31, 2024, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2025, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,876	$32,994	$—	$—
Due after one year through five years	62,454	63,109	30,033	29,913
Due after five years through ten years	165,872	165,685	—	—
	261,202	261,788	30,033	29,913
Mortgage-backed securities	1,470,664	1,475,674	1,285,020	1,229,985
Total	$1,731,866	$1,737,462	$1,315,053	$1,259,898

Note 4 – LHFI and ACL, LHFI

At March 31, 2025 and December 31, 2024, LHFI consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Loans secured by real estate:
Construction, land development and other land	$599,325	$587,244
Other secured by 1-4 family residential properties	665,422	650,550
Secured by nonfarm, nonresidential properties	3,532,842	3,533,282
Other real estate secured	1,876,459	1,633,830
Other loans secured by real estate:
Other construction	722,306	829,904
Secured by 1-4 family residential properties	2,308,556	2,298,993
Commercial and industrial loans	1,765,893	1,840,722
Consumer loans	157,935	156,569
State and other political subdivision loans	974,300	969,836
Other commercial loans and leases	638,431	589,012
LHFI	13,241,469	13,089,942
Less ACL	167,010	160,270
Net LHFI	$13,074,459	$12,929,672

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At March 31, 2025 and December 31, 2024, accrued interest receivable for LHFI totaled $63.2 million and $64.7 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At March 31, 2025, Trustmark’s geographic loan distribution was concentrated primarily in its six key market regions: Alabama, Florida, Georgia, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended March 31, 2025 and 2024.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$—	$433	$—
Other secured by 1-4 family residential properties	502	7,670	586
Secured by nonfarm, nonresidential properties	426	13,185	—
Other real estate secured	268	335	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,533	39,554	3,162
Commercial and industrial loans	36	24,190	—
Consumer loans	—	360	607
Other commercial loans and leases	—	893	—
Total	$2,765	$86,620	$4,355

	December 31, 2024
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$—	$366	$159
Other secured by 1-4 family residential properties	521	7,275	266
Secured by nonfarm, nonresidential properties	426	13,061	—
Other real estate secured	1,904	1,984	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,533	31,583	3,253
Commercial and industrial loans	16	24,525	—
Consumer loans	—	236	414
Other commercial loans and leases	—	1,079	—
Total	$4,400	$80,109	$4,092

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$2,284	$1,644	$182	$4,110	$595,215	$599,325
Other secured by 1-4 family residential properties	5,765	1,668	3,138	10,571	654,851	665,422
Secured by nonfarm, nonresidential properties	11,016	—	3,566	14,582	3,518,260	3,532,842
Other real estate secured	49	35	296	380	1,876,079	1,876,459
Other loans secured by real estate:
Other construction	—	—	—	—	722,306	722,306
Secured by 1-4 family residential properties	11,841	7,187	26,134	45,162	2,263,394	2,308,556
Commercial and industrial loans	1,399	394	20,572	22,365	1,743,528	1,765,893
Consumer loans	1,180	510	611	2,301	155,634	157,935
State and other political subdivision loans	—	—	—	—	974,300	974,300
Other commercial loans and leases	77	65	—	142	638,289	638,431
Total	$33,611	$11,503	$54,499	$99,613	$13,141,856	$13,241,469

	December 31, 2024
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$199	$—	$324	$523	$586,721	$587,244
Other secured by 1-4 family residential properties	5,656	1,821	3,223	10,700	639,850	650,550
Secured by nonfarm, nonresidential properties	1,488	380	3,111	4,979	3,528,303	3,533,282
Other real estate secured	1,979	—	28	2,007	1,631,823	1,633,830
Other loans secured by real estate:
Other construction	—	—	—	—	829,904	829,904
Secured by 1-4 family residential properties	17,898	7,111	21,524	46,533	2,252,460	2,298,993
Commercial and industrial loans	1,114	13,300	8,835	23,249	1,817,473	1,840,722
Consumer loans	1,930	600	414	2,944	153,625	156,569
State and other political subdivision loans	24	—	—	24	969,812	969,836
Other commercial loans and leases	168	67	69	304	588,708	589,012
Total	$30,456	$23,279	$37,528	$91,263	$12,998,679	$13,089,942

Modified LHFI

Occasionally, Trustmark modifies loans for borrowers experiencing financial difficulties by providing payment concessions, interest-only payments for an extended period of time, maturity extensions or interest rate reductions. Other concessions may arise from court proceedings or may be imposed by law. In some cases, Trustmark provides multiple types of concessions on one loan.

The following tables present the amortized cost of LHFI of loans modified to borrowers experiencing financial difficulty disaggregated by class of loan and type of modification at the end of each of the periods presented ($ in thousands). The percentage of the amortized cost basis of LHFI that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of LHFI is also presented below:

	Three Months Ended March 31, 2025
	Payment Concession	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$747	$747	0.11%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	2,190	2,190	0.09%
Commercial and industrial loans	12,467	—	12,467	0.71%
Total	$12,467	$2,937	$15,404	0.12%

	Three Months Ended March 31, 2024
	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$1,461	$1,461	0.23%
Other loans secured by real estate:
Secured by 1-4 family residential properties	813	813	0.04%
Total	$2,274	$2,274	0.02%

The following tables detail the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods presented:

Three Months Ended March 31, 2025
Financial Effect
	Payment Concessions	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified one loan and eleven lines of credit to amortize over 24 month terms
Other loans secured by real estate:
Secured by 1-4 family residential properties		Re-amortized twelve loans with term adjusted by weighted-average of 29 months
Commercial and industrial loans	Eight monthly interest payments deferred

Three Months Ended March 31, 2024
Financial Effect
Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties	Modified one loan and multiple lines of credit to amortize over 24 month terms.
Other loans secured by real estate:
Secured by 1-4 family residential properties	Extended the amortization periods on six loans by a weighted-average of 2.99 years.

Trustmark's unused commitments on modified loans to borrowers experiencing financial difficulty were immaterial at March 31, 2025 compared to no unused commitments on modified loans to borrowers experiencing financial difficulty at March 31, 2024.

During the three months ended March 31, 2025, Trustmark had term extension balances of $201 thousand in the other secured by 1-4 family residential properties portfolio and payment concession balances of $18.7 million in the commercial and industrial loans portfolio that had a payment default and were modified within the twelve months prior to that default to borrowers experiencing financial difficulty. During the three months ended March 31, 2024, payment defaults of LHFI that were modified within the twelve months prior to that default to borrowers experiencing financial difficulty were immaterial.

Trustmark has utilized loans 90 days or more past due to define payment default in determining modified loans that have subsequently defaulted. If Trustmark determines that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off against the ACL, LHFI.

Trustmark closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide details of the performance of such LHFI that have been modified in the preceding twelve months for the periods presented ($ in thousands):

	Three Months Ended March 31, 2025
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$339	$85	$201	$625	$2,347	$2,972
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	2,316	2,316
Commercial and industrial loans	—	—	18,675	18,675	—	18,675
Total	$339	$85	$18,876	$19,300	$4,663	$23,963

	Three Months Ended March 31, 2024
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$—	$—	$—	$1,461	$1,461
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	813	813
Total	$—	$—	$—	$—	$2,274	$2,274

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$502	$—	$—	$502
Secured by nonfarm, nonresidential properties	9,742	—	—	9,742
Other real estate secured	268	—	—	268
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,533	—	—	1,533
Commercial and industrial loans	—	1,713	20,347	22,060
Other commercial loans and leases	—	—	887	887
Total	$12,045	$1,713	$21,234	$34,992

	December 31, 2024
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$521	$—	$—	$521
Secured by nonfarm, nonresidential properties	9,783	—	—	9,783
Other real estate secured	1,904	—	—	1,904
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,533	—	—	1,533
Commercial and industrial loans	—	1,818	20,685	22,503
Other commercial loans and leases	—	—	896	896
Total	$13,741	$1,818	$21,581	$37,140

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
•
Commercial and industrial loans – Loans within this loan class are primarily secured by inventory, accounts receivables, equipment and other non-real estate collateral. During the first quarter of 2025, two relationships had decreases in collateral value that secures the credit. There have been no other significant changes to the collateral that secures these financial assets during the period.
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

In addition, periodic reviews of significant development, construction, multi-family, nonowner-occupied and other commercial credits are performed. These reviews assess each particular project with respect to location, project valuations, progress of completion, leasing status, current financial information, rents, operating expenses, cash flow, adherence to budget and projections and other information that is pertinent to the particular type of credit as applicable. Summary results are reviewed by Senior and Regional Credit Officers in addition to the Chief Credit and Operations Officer with a determination made as to the appropriateness of existing risk ratings and accrual status.

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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at March 31, 2025 and December 31, 2024 ($ in thousands):

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of March 31, 2025	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$70,634	$296,047	$65,320	$29,501	$20,721	$8,762	$45,340	$536,325
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	819	1,659	884	637	88	—	174	4,261
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	71,453	297,706	66,204	30,138	20,809	8,762	45,514	540,586
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$7,708	$30,796	$22,318	$21,903	$23,150	$12,404	$8,066	$126,345
Special Mention - RR 7	—	26	—	—	27	—	—	53
Substandard - RR 8	43	118	659	569	288	105	24	1,806
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	7,751	30,940	22,977	22,472	23,465	12,509	8,090	128,204
Current period gross charge-offs	—	—	—	—	—	—	—	—

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$245,315	$468,349	$429,995	$835,293	$416,121	$740,341	$113,080	$3,248,494
Special Mention - RR 7	17,343	15,575	—	67,871	—	21,230	—	122,019
Substandard - RR 8	8,364	8,442	692	43,291	37,115	64,413	—	162,317
Doubtful - RR 9	6	—	—	—	—	6	—	12
Total	271,028	492,366	430,687	946,455	453,236	825,990	113,080	3,532,842
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Pass - RR 1 through RR 6	$73,554	$86,071	$275,593	$839,363	$253,955	$150,901	$8,154	$1,687,591
Special Mention - RR 7	10,629	—	34,975	—	—	—	153	45,757
Substandard - RR 8	—	14,596	7,450	67,077	27,807	25,446	317	142,693
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	84,183	100,667	318,018	906,440	281,762	176,347	8,624	1,876,041
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of March 31, 2025	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$21,216	$166,049	$366,836	$97,996	$—	$—	$30,720	$682,817
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	2,250	17,820	—	19,419	—	39,489
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	21,216	166,049	369,086	115,816	—	19,419	30,720	722,306
Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial loans:
Pass - RR 1 through RR 6	$153,465	$417,609	$340,620	$245,002	$73,691	$45,827	$422,486	$1,698,700
Special Mention - RR 7	—	—	511	11,464	22	—	12,348	24,345
Substandard - RR 8	2,280	5,284	1,008	10,075	4,204	13,132	6,341	42,324
Doubtful - RR 9	—	227	—	60	145	2	90	524
Total	155,745	423,120	342,139	266,601	78,062	58,961	441,265	1,765,893
Current period gross charge-offs	—	(51)	(149)	(140)	(159)	(252)	(130)	(881)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$29,446	$148,168	$79,847	$209,418	$130,610	$370,046	$6,765	$974,300
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	29,446	148,168	79,847	209,418	130,610	370,046	6,765	974,300
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$21,284	$165,522	$135,243	$5,953	$6,808	$58,263	$238,645	$631,718
Special Mention - RR 7	—	—	—	—	9	—	—	9
Substandard - RR 8	21	288	1,026	157	44	46	5,122	6,704
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	21,305	165,810	136,269	6,110	6,861	58,309	243,767	638,431
Current period gross charge-offs	—	(54)	—	(14)	—	—	—	(68)

Total commercial LHFI	$662,127	$1,824,826	$1,765,227	$2,503,450	$994,805	$1,530,343	$897,825	$10,178,603
Total commercial LHFI gross charge-offs	$—	$(105)	$(149)	$(154)	$(159)	$(252)	$(130)	$(949)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of March 31, 2025	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$3,356	$30,248	$15,104	$3,964	$1,441	$2,314	$—	$56,427
Past due 30-89 days	—	—	2,132	—	—	2	—	2,134
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	42	30	20	66	20	—	178
Total	3,356	30,290	17,266	3,984	1,507	2,336	—	58,739
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$8,224	$22,146	$16,402	$6,238	$5,051	$12,091	$453,943	$524,095
Past due 30-89 days	—	699	396	25	187	151	4,203	5,661
Past due 90 days or more	—	—	—	7	—	305	274	586
Nonaccrual	—	40	12	63	42	616	6,103	6,876
Total	8,224	22,885	16,810	6,333	5,280	13,163	464,523	537,218
Current period gross charge-offs	—	—	(97)	(8)	(39)	(24)	—	(168)

Other real estate secured:
Current	$169	$159	$—	$—	$—	$90	$—	$418
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	169	159	—	—	—	90	—	418
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$32,761	$307,580	$218,570	$788,021	$449,317	$452,534	$—	$2,248,783
Past due 30-89 days	—	—	3,593	9,311	2,221	1,931	—	17,056
Past due 90 days or more	—	168	1,138	1,500	239	118	—	3,163
Nonaccrual	—	571	6,027	20,239	7,073	5,644	—	39,554
Total	32,761	308,319	229,328	819,071	458,850	460,227	—	2,308,556
Current period gross charge-offs	—	—	(144)	(214)	(15)	(7)	—	(380)

Consumer loans:
Current	$20,212	$45,089	$18,110	$12,117	$4,120	$1,024	$54,687	$155,359
Past due 30-89 days	318	264	240	40	2	—	745	1,609
Past due 90 days or more	217	41	46	4	1	—	299	608
Nonaccrual	—	68	141	53	59	15	23	359
Total	20,747	45,462	18,537	12,214	4,182	1,039	55,754	157,935
Current period gross charge-offs	(1,112)	(119)	(177)	(67)	(4)	(26)	(699)	(2,204)

Total consumer LHFI	$65,257	$407,115	$281,941	$841,602	$469,819	$476,855	$520,277	$3,062,866
Total consumer LHFI gross charge-offs	$(1,112)	$(119)	$(418)	$(289)	$(58)	$(57)	$(699)	$(2,752)

Total LHFI	$727,384	$2,231,941	$2,047,168	$3,345,052	$1,464,624	$2,007,198	$1,418,102	$13,241,469
Total current period gross charge-offs	$(1,112)	$(224)	$(567)	$(443)	$(217)	$(309)	$(829)	$(3,701)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$324,775	$83,503	$33,580	$23,124	$8,145	$1,587	$42,469	$517,183
Special Mention - RR 7	2,165	—	—	—	—	—	2,002	4,167
Substandard - RR 8	17	62	226	983	—	—	176	1,464
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	326,957	83,565	33,806	24,107	8,145	1,587	44,647	522,814
Current period gross charge-offs	—	—	—	—	—	(24)	—	(24)

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$31,013	$24,339	$22,693	$24,090	$11,635	$2,106	$7,742	$123,618
Special Mention - RR 7	27	—	—	32	—	—	—	59
Substandard - RR 8	125	375	555	328	—	191	27	1,601
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	31,165	24,714	23,248	24,450	11,635	2,297	7,769	125,278
Current period gross charge-offs	—	—	—	—	—	(16)	—	(16)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$542,747	$441,159	$880,511	$429,929	$464,504	$392,802	$127,812	$3,279,464
Special Mention - RR 7	16,266	—	52,093	—	17,978	3,335	—	89,672
Substandard - RR 8	10,007	7,321	41,686	37,915	25,601	41,598	—	164,128
Doubtful - RR 9	11	—	—	—	—	7	—	18
Total	569,031	448,480	974,290	467,844	508,083	437,742	127,812	3,533,282
Current period gross charge-offs	—	—	—	(2,529)	—	(16)	—	(2,545)

Other real estate secured:
Pass - RR 1 through RR 6	$152,314	$157,827	$726,814	$233,861	$137,786	$43,478	$7,434	$1,459,514
Special Mention - RR 7	—	7,450	15,481	41,019	—	—	263	64,213
Substandard - RR 8	14,610	—	26,685	42,636	252	25,419	244	109,846
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	166,924	165,277	768,980	317,516	138,038	68,897	7,941	1,633,573
Current period gross charge-offs	—	—	(89)	—	—	—	—	(89)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$115,221	$410,064	$201,526	$20,647	$—	$—	$18,400	$765,858
Special Mention - RR 7	—	2,250	24,557	—	—	—	—	26,807
Substandard - RR 8	—	—	17,820	—	19,419	—	—	37,239
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	115,221	412,314	243,903	20,647	19,419	—	18,400	829,904
Current period gross charge-offs	—	(14)	(2,493)	—	—	—	—	(2,507)

Commercial and industrial loans:
Pass - RR 1 through RR 6	$505,557	$365,724	$231,875	$98,318	$45,551	$27,456	$462,740	$1,737,221
Special Mention - RR 7	—	564	14,066	15	—	—	13,836	28,481
Substandard - RR 8	7,204	1,113	39,698	5,091	891	12,905	7,598	74,500
Doubtful - RR 9	227	—	35	145	1	2	110	520
Total	512,988	367,401	285,674	103,569	46,443	40,363	484,284	1,840,722
Current period gross charge-offs	(341)	(1,211)	(640)	(3,251)	(158)	(3,132)	(315)	(9,048)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$156,130	$82,532	$212,528	$135,251	$78,543	$302,709	$2,143	$969,836
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	156,130	82,532	212,528	135,251	78,543	302,709	2,143	969,836
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$157,619	$148,099	$7,371	$9,800	$15,606	$45,227	$203,345	$587,067
Special Mention - RR 7	—	—	116	48	—	—	—	164
Substandard - RR 8	55	682	116	12	—	—	901	1,766
Doubtful - RR 9	9	—	6	—	—	—	—	15
Total	157,683	148,781	7,609	9,860	15,606	45,227	204,246	589,012
Current period gross charge-offs	(25)	—	(38)	—	—	(32)	—	(95)

Total commercial LHFI	$2,036,099	$1,733,064	$2,550,038	$1,103,244	$825,912	$898,822	$897,242	$10,044,421
Total commercial LHFI gross charge-offs	$(366)	$(1,225)	$(3,260)	$(5,780)	$(158)	$(3,220)	$(315)	$(14,324)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$31,478	$22,752	$4,302	$2,762	$930	$1,804	$—	$64,028
Past due 30-89 days	—	47	11	—	—	106	—	164
Past due 90 days or more	91	—	—	68	—	—	—	159
Nonaccrual	—	31	21	4	—	23	—	79
Total	31,569	22,830	4,334	2,834	930	1,933	—	64,430
Current period gross charge-offs	—	—	—	—	—	(8)	—	(8)

Other secured by 1-4 family residential properties:
Current	$24,756	$17,202	$6,733	$5,260	$3,651	$9,563	$445,598	$512,763
Past due 30-89 days	569	38	67	66	3	579	4,524	5,846
Past due 90 days or more	21	—	8	—	—	17	219	265
Nonaccrual	71	5	69	44	103	593	5,513	6,398
Total	25,417	17,245	6,877	5,370	3,757	10,752	455,854	525,272
Current period gross charge-offs	(29)	(87)	(233)	(40)	(31)	(76)	—	(496)

Other real estate secured:
Current	$161	$—	$—	$—	$68	$28	$—	$257
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	161	—	—	—	68	28	—	257
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$274,500	$224,266	$808,527	$459,191	$161,856	$314,906	$—	$2,243,246
Past due 30-89 days	169	4,405	9,883	4,082	814	1,558	—	20,911
Past due 90 days or more	4	1,263	1,098	461	170	257	—	3,253
Nonaccrual	568	3,744	17,306	5,009	1,394	3,562	—	31,583
Total	275,241	233,678	836,814	468,743	164,234	320,283	—	2,298,993
Current period gross charge-offs	—	(228)	(9,910)	(143)	(6)	(17)	—	(10,304)

Consumer loans:
Current	$55,908	$22,226	$12,922	$4,654	$1,188	$105	$56,423	$153,426
Past due 30-89 days	844	396	323	4	—	13	913	2,493
Past due 90 days or more	38	67	17	4	—	—	288	414
Nonaccrual	25	49	63	61	19	—	19	236
Total	56,815	22,738	13,325	4,723	1,207	118	57,643	156,569
Current period gross charge-offs	(5,929)	(785)	(470)	(131)	(100)	(337)	(2,065)	(9,817)

Total consumer LHFI	$389,203	$296,491	$861,350	$481,670	$170,196	$333,114	$513,497	$3,045,521
Total consumer LHFI gross charge-offs	$(5,958)	$(1,100)	$(10,613)	$(314)	$(137)	$(438)	$(2,065)	$(20,625)

Total LHFI	$2,425,302	$2,029,555	$3,411,388	$1,584,914	$996,108	$1,231,936	$1,410,739	$13,089,942
Total current period gross charge-offs	$(6,324)	$(2,325)	$(13,873)	$(6,094)	$(295)	$(3,658)	$(2,380)	$(34,949)

Past Due LHFS

LHFS past due 90 days or more totaled $71.7 million and $71.3 million at March 31, 2025 and December 31, 2024, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2025 or 2024.

ACL on LHFI

Trustmark’s ACL methodology for LHFI is based upon guidance within the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 326-20, “Financial Instruments-Credit Losses-Measured at Amortized Cost,” as well as applicable regulatory guidance. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for LHFI. The ACL is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio. The ACL for LHFI is adjusted through the PCL, LHFI and reduced by the charge off of loan amounts, net of recoveries.

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

The commercial and industrial loans portfolio segment includes loans made to many types of businesses for various purposes, such as short-term working capital loans that are usually secured by accounts receivable and inventory and term financing for equipment and fixed asset purchases that are secured by those assets. Trustmark’s credit underwriting process for commercial and industrial loans includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both borrowers and guarantors as reflected in current and detailed financial information and evaluation of underlying collateral to support the credit.

The consumer loans portfolio segment is comprised of loans that are centrally underwritten based on the borrower's credit bureau score as well as an evaluation of the borrower’s repayment capacity, credit, and collateral. Property appraisals are obtained to assist in evaluating collateral. Loan-to-value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment.

The state and other political subdivision loans and the other commercial loans and leases portfolio segments primarily consist of loans to non-depository financial institutions, such as mortgage companies, finance companies and other financial intermediaries, loans to state and political subdivisions, and loans to non-profit and charitable organizations. These loans are underwritten based on the specific nature or purpose of the loan and underlying collateral with special consideration given to the specific source of repayment for the loan. The lease segment primarily consists of commercial equipment finance leases. Trustmark’s credit underwriting process for equipment finance leases includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both borrowers and guarantors as reflected in current and detailed financial information and evaluation of underlying collateral to support the credit.

During the first quarter of 2025, as part of Trustmark's ongoing model monitoring procedures, the annual loss driver analysis was performed. The analysis resulted in changes in the loss drivers for four discounted cash-flow models. These changes were a result of incorporating data through 2024 which led to more intuitive loss drivers. All models were validated by a third party before implementation.

During the first quarter of 2024, as part of Trustmark's ongoing model monitoring procedures, the annual loss driver analysis was performed. The analysis resulted in changes in the loss drivers for all discounted cash-flow models along with changes in the loss drivers for the equipment and finance loans and leases model. These changes were a result of updating Trustmark's peer group and incorporating data through 2022 which led to more intuitive loss drivers. All models were validated by a third party before implementation.

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers at March 31, 2025:

Portfolio Segment	Loan Class	Loan Pool	Methodology	Loss Drivers
Loans secured by real estate	Construction, land development and other land	1-4 family residential construction	DCF	BBB 7-10 US CBI, National Unemployment
		Lots and development	DCF	National HPI, National Unemployment
		Unimproved land	DCF	National HPI, National Unemployment
		All other consumer	DCF	National HPI, National Unemployment
	Other secured by 1-4 family residential properties	Consumer 1-4 family - 1st liens	DCF	National HPI, Southern Unemployment
		All other consumer	DCF	National HPI, National Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National CRE Price Index
	Secured by nonfarm, nonresidential properties	Nonowner-occupied - hotel/motel	DCF	National CRE Price Index, Southern Unemployment
		Nonowner-occupied - office	DCF	National CRE Price Index, Southern Unemployment
		Nonowner-occupied- Retail	DCF	National CRE Price Index, Southern Unemployment
		Nonowner-occupied - senior living/nursing homes	DCF	National CRE Price Index, Southern Unemployment
		Nonowner-occupied - all other	DCF	National CRE Price Index, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National CRE Price Index
	Other real estate secured	Nonresidential nonowner -occupied - apartments	DCF	National CRE Price Index, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National CRE Price Index
		Nonowner-occupied - all other	DCF	National CRE Price Index, Southern Unemployment
Other loans secured by real estate	Other construction	Other construction	DCF	National CRE Price Index, National Unemployment, BBB 7-10 US CBI
	Secured by 1-4 family residential properties	Trustmark mortgage	WARM	Southern Unemployment
Commercial and industrial loans	Commercial and industrial loans	Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data
		Equipment finance loans	WARM	Southern Unemployment, National GDP
		Credit cards	WARM	Trustmark call report data
Consumer loans	Consumer loans	Credit cards	WARM	Trustmark call report data
		Overdrafts	Loss Rate	Trustmark historical data
		All other consumer	DCF	National HPI, National Unemployment
State and other political subdivision loans	State and other political subdivision loans	Obligations of state and political subdivisions	DCF	Moody's Bond Default Study
Other commercial loans and leases	Other commercial loans and leases	Other loans	DCF	BBB 7-10 US CBI, Southern Unemployment
		Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data
		Equipment finance leases	WARM	Southern Unemployment, National GDP

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

In general, Trustmark utilizes a DCF method to estimate the quantitative portion of the ACL for loan pools. The DCF model consists of two key components, a loss driver analysis (LDA) and a cash flow analysis. For loan pools utilizing the DCF methodology, multiple assumptions are in place, depending on the loan pool. A reasonable and supportable forecast is utilized for each loan pool by developing a LDA for each loan class. The LDA uses charge off data from Federal Financial Institutions Examination Council (FFIEC) reports to construct a periodic default rate (PDR). The PDR is decomposed into a PD. Regressions are run using the data for various macroeconomic variables in order to determine which ones correlate to Trustmark’s losses. These variables are then incorporated into the application to calculate a quarterly PD using a third-party baseline forecast. In addition to the PD, a LGD is derived using a method referred to as Frye-Jacobs. The Frye-Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the levels of PD forecasts. This model approach is applicable to all pools within the construction, land development and other land, other secured by 1-4 family residential properties, secured by nonfarm, nonresidential properties and other real estate secured loan classes as well as consumer loans and other commercial loans.

An alternative LDA is utilized to support the PD and LGD assumptions necessary to apply a DCF methodology to the other construction pool. Fundamentally, this approach utilizes publicly reported default balances and leverages a generalized linear model (GLM) framework to estimate PD. Taken together, these differences allow for results to be scaled to be specific and directly applicable to the other construction segment. LGD is assumed to be a through-the-cycle constant based on the actual performance of Trustmark’s other construction segment. These assumptions are then input into the DCF model and used in conjunction with prepayment data to calculate the cash flows at the individual loan level. Management believes this methodology is commensurate with the level of risk in the pool.

For the commercial and industrial loans related pools, Trustmark uses its own PD and LGD data, instead of the macroeconomic variables and the Frye-Jacobs method described above, to calculate the PD and LGD as there were no defensible macroeconomic variables that correlated to Trustmark’s losses. Trustmark utilizes a third-party Bond Default Study to derive the PD and LGD for the obligations of state and political subdivisions pool. Due to the lack of losses within this pool, no defensible macroeconomic factors were identified to correlate.

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

Trustmark determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools. To the extent the lives of the loans in the LHFI portfolio extend beyond this forecast period, Trustmark uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans. The econometric models currently in production reflect segment or pool level sensitivities of PD to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of Trustmark’s assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD. However, upon the occurrence of events that generate significant economic instability (such as the COVID-19 pandemic), the macroeconomic variables used for reasonable and supportable forecasting can change rapidly. At the macroeconomic levels experienced during the COVID-19 pandemic, it was not clear that the models in production at that time would produce reasonably representative results since the models at that time were originally estimated using data beginning in 2004 through 2019. During this period, a traditional, albeit severe, economic recession occurred. Thus, econometric models are sensitive to similar future levels of PD.

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

•
Lending policies and procedures
•
Economic conditions and concentrations of credit
•
Nature and volume of the portfolio
•
Performance trends
•
External factors

While all these factors are incorporated into the overall methodology, only four are currently considered active at March 31, 2025: (i) economic conditions and concentrations of credit, (ii) nature and volume of the portfolio, (iii) performance trends and (iv) external factors.

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

Management elected to activate the nature and volume of the portfolio qualitative factor for a sub-pool of the secured by 1-4 family residential properties due to its significant size as well as the underlying nature being different. The nature and volume of the portfolio qualitative factor utilizes a WARM methodology that uses industry data for the assumptions to support the qualitative adjustment. The industry data is used to compile a PD based on credit score ranges along with using the industry data to compile an LGD. The sub-pool of credits is then aggregated into the appropriate credit score bands in which a weighted average loss rate is calculated based on the PD and LGD for each credit score range. This weighted average loss rate is then applied to the expected balance for the sub-segment of credits. This total is then used as the qualitative reserve adjustment. During the first quarter of 2025, Management elected to utilize Trustmark’s historical data to develop a PD based on the credit score ranges initially established. Additionally, Management elected to use the same LGD value from the mortgage sale that occurred in the second quarter of 2024 along with the same weighted average life assumption utilized to determine the credit mark on this portfolio.

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

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$6,982	$6,982	$—	599,325	$599,325
Other secured by 1-4 family residential properties	—	12,476	12,476	502	664,920	665,422
Secured by nonfarm, nonresidential properties	2,166	37,807	39,973	9,742	3,523,100	3,532,842
Other real estate secured	—	23,348	23,348	268	1,876,191	1,876,459
Other loans secured by real estate:
Other construction	—	9,860	9,860	—	722,306	722,306
Secured by 1-4 family residential properties	—	35,602	35,602	1,533	2,307,023	2,308,556
Commercial and industrial loans	10,925	14,471	25,396	22,060	1,743,833	1,765,893
Consumer loans	—	5,238	5,238	—	157,935	157,935
State and other political subdivision loans	—	1,605	1,605	—	974,300	974,300
Other commercial loans and leases	887	5,643	6,530	887	637,544	638,431
Total	$13,978	$153,032	$167,010	$34,992	$13,206,477	$13,241,469

	December 31, 2024
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$6,452	$6,452	$—	$587,244	$587,244
Other secured by 1-4 family residential properties	—	11,347	11,347	521	650,029	650,550
Secured by nonfarm, nonresidential properties	2,251	35,645	37,896	9,783	3,523,499	3,533,282
Other real estate secured	—	19,491	19,491	1,904	1,631,926	1,633,830
Other loans secured by real estate:
Other construction	—	13,297	13,297	—	829,904	829,904
Secured by 1-4 family residential properties	—	32,129	32,129	1,533	2,297,460	2,298,993
Commercial and industrial loans	10,518	16,502	27,020	22,503	1,818,219	1,840,722
Consumer loans	—	5,141	5,141	—	156,569	156,569
State and other political subdivision loans	—	1,250	1,250	—	969,836	969,836
Other commercial loans and leases	892	5,355	6,247	896	588,116	589,012
Total	$13,661	$146,609	$160,270	$37,140	$13,052,802	$13,089,942

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$160,270	$139,367
Loans charged-off	(3,701)	(6,324)
Recoveries	2,316	2,247
Net (charge-offs) recoveries	(1,385)	(4,077)
PCL, LHFI	8,125	7,708
Balance at end of period	$167,010	$142,998

The following tables detail changes in the ACL, LHFI by loan class for the periods presented ($ in thousands):

	Three Months Ended March 31, 2025
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$6,452	$—	$2	$528	$6,982
Other secured by 1-4 family residential properties	11,347	(168)	99	1,198	12,476
Secured by nonfarm, nonresidential properties	37,896	—	—	2,077	39,973
Other real estate secured	19,491	—	77	3,780	23,348
Other loans secured by real estate:
Other construction	13,297	—	2	(3,439)	9,860
Secured by 1-4 family residential properties	32,129	(380)	281	3,572	35,602
Commercial and industrial loans	27,020	(881)	235	(978)	25,396
Consumer loans	5,141	(2,204)	1,588	713	5,238
State and other political subdivision loans	1,250	—	—	355	1,605
Other commercial loans and leases	6,247	(68)	32	319	6,530
Total	$160,270	$(3,701)	$2,316	$8,125	$167,010

The PCL, LHFI for the construction, land development and other land, other secured 1-4 family residential properties, secured by nonfarm, nonresidential properties, other real estate secured, secured by 1-4 family residential properties, consumer loans, state and other political subdivision loans, and other commercial loans and leases portfolios for the three months ended March 31, 2025 was primarily due to changes in the macroeconomic forecast, coupled with net adjustments to the qualitative factors due to credit migration and modeling assumption updates to utilize bank historical data and loan growth.

The negative PCL, LHFI for the other construction and the commercial and industrial loans portfolios for the three months ended March 31, 2025 was primarily due to segmentation migration and a decline in loan balances.

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

Note 5 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$139,317	$131,870
Origination of servicing assets	3,068	2,977
Change in fair value:
Due to market changes	(5,928)	5,123
Due to run-off	(2,062)	(1,926)
Balance at end of period	$134,395	$138,044

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At March 31, 2025, the fair value of the MSR included an assumed average prepayment speed of 9 CPR and an average discount rate of 10.65% compared to an assumed average prepayment speed of 8 CPR and an average discount rate of 10.08% at March 31, 2024.

Mortgage Loans Serviced/Sold

During the first three months of 2025 and 2024, Trustmark sold $255.8 million and $258.3 million, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $4.3 million for the first three months of 2025 compared to $5.0 million for the first three months of 2024.

The table below details the mortgage loans sold and serviced for others at March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Federal National Mortgage Association	$4,815,228	$4,821,246
Government National Mortgage Association	3,733,069	3,695,419
Federal Home Loan Mortgage Corporation	241,920	213,358
Other	21,234	32,686
Total mortgage loans sold and serviced for others	$8,811,451	$8,762,709

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expense is included in other expense. At both March 31, 2025 and 2024, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 6 – Other Real Estate

At March 31, 2025, Trustmark’s geographic other real estate distribution was concentrated in its Alabama, Mississippi, Tennessee and Texas market regions. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these regions.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$5,917	$6,867
Additions	3,438	2,228
Disposals	(878)	(957)
(Write-downs) recoveries	(129)	(518)
Balance at end of period	$8,348	$7,620

Gains (losses), net on the sale of other real estate included in other real estate expense	$(77)	$(55)

At March 31, 2025 and December 31, 2024, other real estate by type of property consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Construction, land development and other land properties	$—	$46
1-4 family residential properties	3,290	2,260
Nonfarm, nonresidential properties	3,240	3,611
Other real estate properties	1,818	—
Total other real estate	$8,348	$5,917

At March 31, 2025 and December 31, 2024, other real estate by geographic location consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Alabama	$271	$170
Mississippi (1)	4,837	2,407
Tennessee (2)	979	1,079
Texas	2,261	2,261
Total other real estate	$8,348	$5,917
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At March 31, 2025, the balance of other real estate included $3.3 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $2.3 million at December 31, 2024. At March 31, 2025 and December 31, 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $4.5 million and $7.6 million, respectively.

Note 7 – Leases

Lessor Arrangements

Trustmark leases certain types of machinery and equipment to its customers through sales-type and direct financing leases as part of its equipment financing portfolio. These leases generally have remaining lease terms of one to eight years, some of which include renewal options and/or options for the lessee to purchase the leased property near or at the end of the lease term. Trustmark recognized interest income from its sales-type and direct financing leases of $3.6 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively. Trustmark does not have any significant operating leases in which it is the lessor.

The table below summarizes the components of Trustmark's net investment in its sales-type and direct financing leases for the periods presented ($ in thousands):

	March 31, 2025	December 31, 2024
Leases receivable	$278,406	$282,771
Unearned income	(43,200)	(45,585)
Initial direct costs	2,206	2,252
Unguaranteed lease residual	8,189	7,084
Total net investment	$245,601	$246,522

The table below details the minimum future lease payments for Trustmark's leases receivable at March 31, 2025 ($ in thousands):

March 31, 2025
2025 (excluding the three months ended March 31, 2025)	$39,585
2026	51,083
2027	63,634
2028	53,230
2029	38,716
Thereafter	32,158
Lease receivable	$278,406

Lessee Arrangements

For Trustmark's lessee arrangements, the leases of FBBI are included in discontinued operations and as a result, have been excluded from the amounts below. Prior period amounts have been reclassified. The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Finance leases:
Amortization of right-of-use assets	$113	$113
Interest on lease liabilities	34	38
Operating lease cost	1,341	1,180
Short-term lease cost	165	58
Variable lease cost	219	199
Sublease income	(59)	(3)
Net lease cost	$1,813	$1,585

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Finance leases:
Operating cash flows included in operating activities	$34	$38
Financing cash flows included in payments under finance lease obligations	112	99
Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	1,315	1,099
Operating cash flows (liability reduction) included in other operating activities, net	976	771

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Finance lease right-of-use assets, net of accumulated depreciation	$3,186	$3,299
Finance lease liabilities	3,798	3,910
Operating lease right-of-use assets	33,861	34,668
Operating lease liabilities	37,917	38,698

Weighted-average lease term:
Finance leases	7.10 years	7.35 years
Operating leases	9.15 years	9.31 years

Weighted-average discount rate:
Finance leases	3.61%	3.61%
Operating leases	3.73%	3.72%

At March 31, 2025, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2025 (excluding the three months ended March 31, 2025)	$438	$3,973
2026	589	5,160
2027	594	5,193
2028	599	4,824
2029	632	4,655
Thereafter	1,454	21,533
Total minimum lease payments	4,306	45,338
Less imputed interest	(508)	(7,421)
Lease liabilities	$3,798	$37,917

Note 8 – Deposits

At March 31, 2025 and December 31, 2024, deposits consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Noninterest-bearing demand	$3,069,929	$3,073,565
Interest-bearing demand (1)	7,814,905	7,861,268
Savings (1)	1,003,099	980,424
Time	3,192,771	3,192,918
Total	$15,080,704	$15,108,175

(1) During the first quarter of 2025, Trustmark ceased the daily sweep from low transaction interest-bearing demand deposits to savings deposits. The prior period has been reclassified accordingly.

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements were secured by securities with a carrying amount of $27.9 million and $40.3 million at March 31, 2025 and December 31, 2024, respectively. Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty. At both March 31, 2025 and December 31, 2024, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark. The following table presents the securities sold under repurchase agreements by collateral pledged at March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	$1,639	$—
Issued by FNMA and FHLMC	7,813	11,685
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	3,392	7,487
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	11,140	10,169
Total securities sold under repurchase agreements	$23,984	$29,341

Note 10 – Revenue from Contracts with Customers

Trustmark accounts for revenue from contracts with customers in accordance with FASB ASC Topic 606, “Revenue from Contracts with Customers,” which provides that revenue be recognized in a manner that depicts the transfer of goods or services to a customer in an amount that reflects the consideration Trustmark expects to be entitled to in exchange for those goods or services. Revenue from contracts with customers is recognized either over time in a manner that depicts Trustmark’s performance, or at a point in time when control of the goods or services are transferred to the customer. Trustmark’s noninterest income (loss), excluding all of mortgage banking, net and securities gains (losses), net and portions of bank card and other fees and other, net, are considered within the scope of FASB ASC Topic 606. Gains or losses on the sale of other real estate, which are included in Trustmark’s noninterest expense as other expense, are also within the scope of FASB ASC Topic 606.

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other expense. Other real estate sales for the three months ended March 31, 2025 resulted in a net loss of $77 thousand, compared to a net loss of $55 thousand for the three months ended March 31, 2024.

The Insurance Segment is included in discontinued operations for the three months ended March 31, 2024. See Note 2 - Discontinued Operations for additional information about discontinued operations.

The following table presents noninterest income (loss) disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$10,615	$—	$10,615	$10,936	$—	$10,936
Bank card and other fees	7,380	245	7,625	7,192	200	7,392
Mortgage banking, net	—	8,771	8,771	—	8,915	8,915
Wealth management	181	—	181	189	—	189
Other, net	5,413	409	5,822	3,348	(382)	2,966
Total noninterest income (loss)	$23,589	$9,425	$33,014	$21,665	$8,733	$30,398

Wealth Management Segment
Service charges on deposit accounts	$21	$—	$21	$22	$—	$22
Bank card and other fees	39	—	39	36	—	36
Wealth management	9,362	—	9,362	8,763	—	8,763
Other, net	52	96	148	42	94	136
Total noninterest income	$9,474	$96	$9,570	$8,863	$94	$8,957

Consolidated
Service charges on deposit accounts	$10,636	$—	$10,636	$10,958	$—	$10,958
Bank card and other fees	7,419	245	7,664	7,228	200	7,428
Mortgage banking, net	—	8,771	8,771	—	8,915	8,915
Wealth management	9,543	—	9,543	8,952	—	8,952
Other, net	5,465	505	5,970	3,390	(288)	3,102
Total noninterest income (loss)	$33,063	$9,521	$42,584	$30,528	$8,827	$39,355
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Service cost	$9	$10
Interest cost	69	62
Expected return on plan assets	(32)	(24)
Recognized net (gain) loss due to lump sum settlements	(50)	—
Recognized net actuarial (gain) loss	(2)	—
Net periodic benefit cost	$(6)	$48

For the plan year ending December 31, 2025, Trustmark’s minimum required contribution to the Continuing Plan is $109 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2025 to determine any additional funding requirements by the plan’s measurement date, which is December 31.

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Service cost	$4	$11
Interest cost	495	477
Amortization of prior service cost	4	28
Recognized net actuarial loss	73	95
Net periodic benefit cost	$576	$611

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

The following table summarizes the Stock Plan activity for the period presented:

	Three Months Ended March 31, 2025
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	208,045	372,276
Granted	63,392	104,794
Adjustment for performance factor	47,415	—
Released from restriction	(105,951)	(91,051)
Forfeited	(416)	(2,462)
Nonvested units, end of period	212,485	383,557

The following table presents information regarding compensation expense for units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Performance units	$493	$462
Time-vested units	1,978	1,776
Total compensation expense	$2,471	$2,238

Note 13 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At March 31, 2025 and 2024, Trustmark had unused commitments to extend credit of $4.387 billion and $4.792 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At March 31, 2025 and 2024, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $117.9 million and $139.5 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of March 31, 2025 and 2024, the fair value of collateral held was $25.7 million and $33.1 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024.

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

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$29,392	$34,057
PCL, off-balance sheet credit exposures	(2,831)	(192)
Balance at end of period	$26,561	$33,865

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the three months ended March 31, 2025 was primarily due to the decrease in required reserves as a result of a decrease in unfunded commitments coupled with the decrease in the quantitative reserve rate primarily related to commercial construction.

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

Note 14 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Basic shares	60,800	61,128
Dilutive shares	249	220
Diluted shares	61,049	61,348

Weighted-average antidilutive stock awards are excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Weighted-average antidilutive stock awards	35	—

Note 15 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense paid on deposits and borrowings	$78,198	$98,327
Noncash transfers from loans to other real estate	3,438	2,228
Operating right-of-use assets resulting from lease liabilities	195	—

Note 16 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2024 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of March 31, 2025, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2025. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since March 31, 2025, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2025 and December 31, 2024 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At March 31, 2025:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,746,998	11.63%	7.00%	n/a
Trustmark National Bank	1,838,631	12.24%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,806,998	12.03%	8.50%	n/a
Trustmark National Bank	1,838,631	12.24%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,118,632	14.10%	10.50%	n/a
Trustmark National Bank	2,026,479	13.49%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,806,998	10.11%	4.00%	n/a
Trustmark National Bank	1,838,631	10.29%	4.00%	5.00%

At December 31, 2024:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,729,672	11.54%	7.00%	n/a
Trustmark National Bank	1,828,044	12.20%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,789,672	11.94%	8.50%	n/a
Trustmark National Bank	1,828,044	12.20%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,094,874	13.97%	10.50%	n/a
Trustmark National Bank	2,009,544	13.41%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,789,672	9.99%	4.00%	n/a
Trustmark National Bank	1,828,044	10.21%	4.00%	5.00%

Stock Repurchase Program

On December 5, 2023, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2024, under which $50.0 million of Trustmark’s outstanding shares could be acquired through December 31, 2024. Under this authority, Trustmark repurchased 203 thousand shares of its common stock valued at $7.5 million during the twelve months ended December 31, 2024.

On December 3, 2024, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2025, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2025. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased 423 thousand shares of its common stock valued at $15.0 million during the three months ended March 31, 2025.

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

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$32,599	$(8,149)	$24,450	$(2,552)	$638	$(1,914)
Change in net unrealized holding loss on securities transferred to held to maturity	3,425	(856)	2,569	3,661	(915)	2,746
Total securities available for sale and transferred securities	36,024	(9,005)	27,019	1,109	(277)	832
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	4	(1)	3	28	(7)	21
Recognized net loss due to lump sum settlements	(50)	12	(38)	—	—	—
Change in net actuarial loss	71	(17)	54	95	(24)	71
Total pension and other postretirement benefit plans	25	(6)	19	123	(31)	92
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	7,879	(1,970)	5,909	(15,960)	3,990	(11,970)
Reclassification adjustment for (gain) loss realized in net income	2,680	(670)	2,010	4,820	(1,205)	3,615
Total cash flow hedge derivatives	10,559	(2,640)	7,919	(11,140)	2,785	(8,355)
Total other comprehensive income (loss)	$46,608	$(11,651)	$34,957	$(9,908)	$2,477	$(7,431)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2025	$(66,885)	$(4,721)	$(12,053)	$(83,659)
Other comprehensive income (loss) before reclassification	27,019	—	5,909	32,928
Amounts reclassified from accumulated other comprehensive income (loss)	—	19	2,010	2,029
Net other comprehensive income (loss)	27,019	19	7,919	34,957
Balance at March 31, 2025	$(39,866)	$(4,702)	$(4,134)	$(48,702)

Balance at January 1, 2024	$(204,670)	$(6,075)	$(8,978)	$(219,723)
Other comprehensive income (loss) before reclassification	832	—	(11,970)	(11,138)
Amounts reclassified from accumulated other comprehensive income (loss)	—	92	3,615	3,707
Net other comprehensive income (loss)	832	92	(8,355)	(7,431)
Balance at March 31, 2024	$(203,838)	$(5,983)	$(17,333)	$(227,154)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the three months ended March 31, 2025 and the year ended December 31, 2024.

	March 31, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$212,463	$212,463	$—	$—
U.S. Government agency obligations	49,325	—	49,325	—
Mortgage-backed securities	1,475,674	—	1,475,674	—
Securities available for sale	1,737,462	212,463	1,524,999	—
LHFS	188,689	—	188,689	—
MSR	134,395	—	—	134,395
Other assets - derivatives	17,469	1,137	15,544	788
Other liabilities - derivatives	28,768	39	28,729	—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$202,669	$202,669	$—	$—
U.S. Government agency obligations	38,807	—	38,807	—
Mortgage-backed securities	1,451,058	—	1,451,058	—
Securities available for sale	1,692,534	202,669	1,489,865	—
LHFS	200,307	—	200,307	—
MSR	139,317	—	—	139,317
Other assets - derivatives	15,397	18	15,150	229
Other liabilities - derivatives	41,355	2,183	39,172	—

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2025	$139,317	$229
Total net (loss) gain included in Mortgage banking, net (1)	(7,990)	748
Additions	3,068	—
Sales	—	(189)
Balance, March 31, 2025	$134,395	$788

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2025	$(5,928)	$345

Balance, January 1, 2024	$131,870	$845
Total net (loss) gain included in Mortgage banking, net (1)	3,197	1,047
Additions	2,977	—
Sales	—	(735)
Balance, March 31, 2024	$138,044	$1,157

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2024	$5,123	$927

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at March 31, 2025, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At March 31, 2025, Trustmark had outstanding balances of $35.0 million with a related ACL of $14.0 million in collateral-dependent LHFI, compared to outstanding balances of $37.1 million with a related ACL of $13.7 million in collateral-dependent LHFI at December 31, 2024. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $533 thousand were remeasured during the first three months of 2025, requiring write-downs of $111 thousand to reach their current fair values compared to $194 thousand of foreclosed assets that were remeasured during the first three months of 2024, requiring write-downs of $34 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at March 31, 2025 and December 31, 2024, are as follows ($ in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$587,362	$587,362	$567,251	$567,251
Securities held to maturity	1,315,053	1,259,898	1,335,385	1,259,107
Level 3 Inputs:
Net LHFI	13,074,459	13,040,321	12,929,672	12,886,168

Financial Liabilities:
Level 2 Inputs:
Deposits	15,080,704	15,070,082	15,108,175	15,098,854
Federal funds purchased and securities sold under repurchase agreements	360,080	360,080	324,008	324,008
Other borrowings	404,815	404,815	301,541	301,541
Subordinated notes	123,757	122,188	123,702	120,625
Junior subordinated debt securities	61,856	50,103	61,856	49,794

Fair Value Option

Trustmark has elected to account for its LHFS under the fair value option, with interest income on these LHFS reported in interest and fees on LHFS and LHFI. The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income (loss) in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three months ended March 31, 2025, a net gain of $643 thousand was recorded as noninterest income (loss) in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to net loss of $1.5 million for the three months ended March 31, 2024. Interest and fees on LHFS and LHFI for the three months ended March 31, 2025 included $1.9 million of interest earned on LHFS accounted for under the fair value option, compared to $1.7 million for the three months ended March 31, 2024. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $96.0 million and $97.6 million at March 31, 2025 and December 31, 2024, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and ACL, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option at March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Fair value of LHFS	$92,672	$102,676
LHFS contractual principal outstanding	90,961	105,322
Fair value less unpaid principal	$1,711	$(2,646)

Note 18 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At March 31, 2025, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.495 billion compared to $1.500 billion at December 31, 2024.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $130 thousand of amortization expense for the three months ended March 31, 2025, compared to $85 thousand of amortization expense for the three months ended March 31, 2024. As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income (loss) during the same period. During the next twelve months, Trustmark estimates that $6.2 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $324.0 million at March 31, 2025 compared to $311.5 million at December 31, 2024. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $581 thousand and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $117.5 million at March 31, 2025, with a negative valuation adjustment of $513 thousand, compared to $110.0 million, with a positive valuation adjustment of $679 thousand, at December 31, 2024.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $84.0 million at March 31, 2025, with a positive valuation adjustment of $788 thousand, compared to $52.1 million, with a positive valuation adjustment of $229 thousand, at December 31, 2024.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income (loss) in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivatives market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At March 31, 2025, Trustmark had interest rate swaps with an aggregate notional amount of $1.874 billion related to this program, compared to $1.819 billion at December 31, 2024.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At March 31, 2025, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $568 thousand at December 31, 2024. At March 31, 2025 and December 31, 2024, Trustmark had posted collateral of $2.1 million and $1.5 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at March 31, 2025, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At March 31, 2025, Trustmark had entered into eleven risk participation agreements as a beneficiary with aggregate notional amounts of $96.2 million compared to eleven risk participation agreements as a beneficiary with an aggregate notional amount of $83.9 million at December 31, 2024. At March 31, 2025, Trustmark had entered into twenty-nine risk participation agreements as a guarantor with aggregate notional amounts of $238.0 million compared to twenty-eight risk participation agreements as a guarantor with aggregate notional amounts of $229.1 million at December 31, 2024. The aggregate fair values of these risk participation agreements were immaterial at both March 31, 2025 and December 31, 2024.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at March 31, 2025 and December 31, 2024 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31, 2025	December 31, 2024
Derivatives in hedging relationships:
Interest rate contracts:
Interest rate swaps included in other assets (1)	$1,677	$74
Interest rate floors included in other assets	2,043	1,582
Interest rate swaps included in other liabilities (1)	1,781	5,958

Derivatives not designated as hedging instruments:
Interest rate contracts:
Exchange traded purchased options included in other assets	$78	$18
OTC written options (rate locks) included in other assets	788	229
Futures contracts included in other assets	1,059	—
Interest rate swaps included in other assets (1)	11,796	13,478
Credit risk participation agreements included in other assets	28	16
Futures contracts included in other liabilities	—	1,972
Forward contracts included in other liabilities	(513)	(679)
Exchange traded written options included in other liabilities	39	211
Interest rate swaps included in other liabilities (1)	27,355	33,817
Credit risk participation agreements included in other liabilities	106	76

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended March 31,
	2025	2024
Derivatives in hedging relationships:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS and LHFI	$(2,680)	$(4,820)

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$4,715	$(5,126)
Amount of gain (loss) recognized in bank card and other fees	(88)	(56)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$5,909	$(11,970)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of March 31, 2025 and December 31, 2024 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of March 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$15,516	$—	$15,516	$(7,160)	$(1,000)	$7,356

Offsetting of Derivative Liabilities
As of March 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$29,136	$—	$29,136	$(7,160)	$(2,110)	$19,866

Offsetting of Derivative Assets
As of December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$15,134	$—	$15,134	$(7,956)	$(2,000)	$5,178

Offsetting of Derivative Liabilities
As of December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$39,775	$—	$39,775	$(7,956)	$(1,460)	$30,359

Note 19 – Segment Information

Trustmark’s management reporting structure includes two segments: General Banking and Wealth Management. For a complete overview of Trustmark’s operating segments, see Note 21 – Segment Information included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2024 Annual Report.

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

The Insurance Segment is included in discontinued operations for the three months ended March 31, 2024 in the accompanying consolidated balance sheets and the consolidated statements of income (loss). See Note 2 - Discontinued Operations for additional information about discontinued operations.

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

The following tables disclose financial information by reportable segment for the periods presented ($ in thousands):

Three Months Ended March 31, 2025	General Banking	Wealth Management	Consolidated
Interest income	$226,158	$2,989	$229,147
Interest expense	76,297	795	77,092
Funds transfer pricing, net	460	(460)	—
Net interest income	150,321	1,734	152,055
PCL	5,297	(3)	5,294
Net interest income after PCL	145,024	1,737	146,761
Service charges on deposit accounts	10,615	21	10,636
Bank card and other fees	7,625	39	7,664
Mortgage banking, net	8,771	—	8,771
Wealth management	181	9,362	9,543
Other, net	5,918	52	5,970
Internal allocations	(96)	96	—
Noninterest income (loss)	33,014	9,570	42,584
Salaries and employee benefits	62,871	5,621	68,492
Services and fees	25,599	648	26,247
Other segment expenses (1)	28,847	425	29,272
Internal allocations	(1,482)	1,482	—
Noninterest expense	115,835	8,176	124,011
Income from continuing operations before income taxes	62,203	3,131	65,334
Income taxes from continuing operations	10,922	779	11,701
Consolidated income from continuing operations	$51,281	$2,352	$53,633

Selected Financial Information
Total assets from continuing operations	$18,098,364	$197,839	$18,296,203
Depreciation and amortization from continuing operations	$8,509	$62	$8,571

(1) Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Three Months Ended March 31, 2024	General Banking	Wealth Management	Consolidated
Interest income	$227,571	$2,269	$229,840
Interest expense	96,502	508	97,010
Funds transfer pricing, net	445	(445)	—
Net interest income	131,514	1,316	132,830
PCL	7,348	168	7,516
Net interest income after PCL	124,166	1,148	125,314
Service charges on deposit accounts	10,936	22	10,958
Bank card and other fees	7,392	36	7,428
Mortgage banking, net	8,915	—	8,915
Wealth management	189	8,763	8,952
Other, net	3,060	42	3,102
Internal allocations	(94)	94	—
Noninterest income (loss)	30,398	8,957	39,355
Salaries and employee benefits	60,103	5,384	65,487
Services and fees	23,739	692	24,431
Other segment expenses (1)	29,287	459	29,746
Internal allocations	(1,456)	1,456	—
Noninterest expense	111,673	7,991	119,664
Income from continuing operations before income taxes	42,891	2,114	45,005
Income taxes from continuing operations	6,309	523	6,832
Consolidated income from continuing operations	$36,582	$1,591	$38,173

Selected Financial Information
Total assets from continuing operations	$18,125,354	$178,165	$18,303,519
Depreciation and amortization from continuing operations	$8,367	$62	$8,429

(1) Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Note 20 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

Accounting Policies Recently Adopted

Except for the changes detailed below, Trustmark has consistently applied its accounting policies to all periods presented in the accompanying consolidated financial statements.

ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” Issued in November 2023, ASU 2023-07 is intended to improve disclosures about a public entity’s reportable segments and address requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The amendments of ASU 2023-07 require a public entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, and an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. ASU 2023-07 also requires a public entity to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under FASB ASC Topic 280 in interim periods. The amendments of ASU 2023-07 clarify that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements. ASU 2023-07 requires a public entity to disclose the title and position of the CODM, together with an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, ASU 2023-07 requires that a public entity with a single reportable segment provide all the disclosures required by the amendments of ASU 2023-07 and all existing segment disclosures in FASB ASC Topic 280. The amendments of ASU 2023-07 were effective for fiscal years beginning after December 15,

2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-07 should be applied retrospectively to all periods presented on the financial statements. Upon implementation, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. Trustmark adopted the amendments of ASU 2023-07 related to annual disclosure requirements effective January 1, 2024, and the newly required annual disclosures were included in Note 21 – Segment Information of the 2024 Annual Report. Trustmark adopted the amendments of ASU 2023-07 related to interim disclosure requirements effective January 1, 2025, and the newly required interim disclosures are included in Note 19 - Segment Information of this report. Adoption of ASU 2023-07 did not have a material impact to Trustmark’s consolidated financial statements or results of operations.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889. At March 31, 2025, TNB had total assets of $18.294 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,506 full-time equivalent associates (measured at March 31, 2025) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Georgia (primarily in Atlanta, which is referred to herein as Trustmark's Georgia market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along two operating segments: General Banking Segment and Wealth Management Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024 (2024 Annual Report).

Executive Overview

Trustmark's financial results for the first three months of 2025 reflected continued growth in loans held for investment (LHFI), stable credit quality and an attractive deposit base. Trustmark's capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. Trustmark continues efforts to expand customer relationships and diligently manage expenses. With robust capital, liquidity and profitability, Trustmark is well-positioned to compete in changing economic conditions and create long-term value for its shareholders. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.24 per share. The dividend is payable June 15, 2025, to shareholders of record on June 1, 2025.

Recent Economic and Industry Developments

Economic activity improved slightly during the first three months of 2025; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, inflation, other economic and industry volatility, the current United States presidential administration's policies, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

Market interest rates remained elevated during most of 2024. In September 2024, the FRB began lowering the target federal funds rate making multiple decreases during the fourth quarter of 2024 to a range of 4.25% to 4.50% as of December 2024, based on its confidence that inflation was moving substantially toward 2.00% and that the risks to achieving the FRB's employment and inflation goals were roughly balanced. In addition, in September 2024, the FRB made the first of multiple reductions in the rate it pays on reserves, lowering the rate to 4.40% as of December 2024. At the January and March 2025 meetings of the FRB's Federal Open Market Committee, the FRB determined to leave the target federal funds rate unchanged at a range of 4.25% to 4.50% and to maintain the rate it pays on reserves at 4.40%. Prior period rate increases increased the competitive pressures on the deposit cost of funds. While rate cuts potentially reduced those competitive pressures, they increased pressure on Trustmark's net interest margin, a key component to its financial results. It is not possible to predict the direction, pace or magnitude of further changes, if any, in interest rates, or the impact any such rate changes will have on Trustmark's results of operations.

In the February 2025 and April 2025 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that during the reporting periods (covering the periods from January 6, 2025 through February 24, 2025 and February 25, 2025 through April 14, 2025) economic activity rose slightly, but uncertainty around international trade policy was pervasive. Reports by the twelve Federal Reserve Districts (Districts) noted the following during the reporting periods:

•
Consumer spending was lower on balance, with reports of solid demand for essential goods mixed with increased price sensitivity for discretionary items, particularly among lower-income shoppers. Most Districts saw moderate to robust sales of vehicles and of some nondurables, generally attributed to a rush to purchase ahead of tariff-related price increases. Both leisure and business travel were down on balance, with several Districts noting a decline in international visitors. Manufacturing activity was mixed, with a majority of Districts reporting slight to modest increases in the February 2025 report and two-thirds of Districts reporting manufacturing activity was little changed or had declined in the April 2025 report. Contacts in manufacturing expressed concerns over the potential impact of looming trade policy changes.
•
Residential real estate markets were mixed with reports pointing to ongoing inventory constraints. Construction activity declined modestly for both residential and nonresidential units. Some contacts in the sector also expressed nervousness around the impact of potential tariffs on the price of lumber and other materials. Commercial real estate activity expanded slightly as multifamily propped up the industrial and office sectors.
•
Banking activity was slightly higher on balance among reporting Districts. The energy sector experienced modest growth. Agricultural conditions among reporting Districts were stable to slightly deteriorated. Cuts to federal grants and subsidies along with declines in philanthropic donations caused gaps in services provided by many community organizations. Expectations for economic activity over the coming months in several Districts worsened considerably as economic uncertainty, particularly surrounding tariffs, rose.
•
Employment was slightly higher on balance. Multiple Districts cited job growth in healthcare and finance, while employment declines were reported in manufacturing and information technology. Hiring was generally slower for consumer-facing firms than for business-to-business firms. The most notable declines in headcount were in government roles or roles at organizations receiving government funding. Several Districts reported that firms were taking a wait-and-see approach to employment, pausing or slowing hiring until there is more clarity on economic conditions. Labor availability improved for many sectors and Districts, although there were some reports of constraints on labor supply resulting from shifting immigration policies in certain sectors and regions. Wages grew at a modest-to-moderate pace, with several Districts noting that wage pressures were easing.
•
Prices increased at a modest-to-moderate pace in most Districts, with several Districts reporting an uptick in the pace of increase relative to previous reports. Input price pressures were generally greater than sales price pressures, particularly in manufacturing and construction. Most Districts noted that firms expected elevated input cost growth resulting from tariffs, with many firms already receiving notices from suppliers that costs would be increasing. Firms reported adding tariff surcharges or shortening pricing horizons to account for uncertain trade policy. Many Districts noted that higher prices for eggs and other food ingredients were impacting food processors and restaurants. Reports of substantial increases in insurance and freight transportation costs were also widespread. Most businesses expected to pass through additional costs to customers; however, there were reports about margin compression amid increased costs, as demand remained tepid in some sectors, especially for consumer-facing firms.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida, Georgia and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve’s Sixth District also noted a slight decline in housing demand as mortgage rates ticked up and affordability declined. The Federal Reserve's Sixth District reported moderate loan growth across most major lending categories, with multifamily lending outpacing other categories, asset quality remained stable overall with low levels of nonperforming loans as a percentage of total loans, customer creditworthiness remained solid, and both deposit balances and borrowings by banks increased modestly, though loan growth outpaced growth of deposits increasing loan-to-deposit ratios. The Federal Reserve’s Eighth District reported that banking activity remained steady, with some increased optimism across contacts due to expected regulatory changes and net interest margin improvement. The Federal Reserve’s Eighth District also reported that loan demand remained flat, consumer past-due accounts continued to rise, though the exposure was staying at 60 days or less and a slight increase in small business bankruptcies and past dues; however, despite a few pockets of concern, bankers reported credit portfolios were strong. The Federal Reserve’s Eleventh District reported that loan volume and loan demand continued increasing at a rapid pace during the February 2025 reporting period but decelerated sharply in March 2025, credit tightening continued, while loan pricing declined, and loan nonperformance rose across all loan types, while growth in general business activity slowed. The Federal Reserve’s Eleventh District also noted that bankers' outlooks were cautiously optimistic with expectations of improvements in loan demand and business activity tempered by expectations of a continued increase in loan nonperformance, and citing net interest margin, liquidity and cybersecurity as top outlook concerns.

Trustmark is intently monitoring the impact of tariffs and other administrative policies on its customer base, interest rates and credit-related issues. Although there has been no immediate impact to Trustmark’s financial condition or results of operations, economic uncertainty or disruptions in the marketplace, as a result of such policies, could reduce loan demand or increase loan nonperformance. It is not possible to predict the timing or magnitude of changes to policies by the current United States presidential administration, if any, or the impact any such policy changes could have on Trustmark's customer base, credit quality or results of operations.

Financial Highlights

Trustmark reported net income of $53.6 million, or basic and diluted earnings per share (EPS) of $0.88, in the first quarter of 2025, compared to $41.5 million, or basic and diluted EPS of $0.68, in the first quarter of 2024. Trustmark’s reported performance during the quarter ended March 31, 2025 produced a return on average tangible equity of 13.13%, a return on average assets of 1.19%, an average equity to average assets ratio of 10.94% and a dividend payout ratio of 27.27%, compared to a return on average tangible equity of 12.98%, a return on average assets of 0.89%, an average equity to average assets ratio of 8.98% and a dividend payout ratio of 33.82% during the quarter ended March 31, 2024.

Trustmark completed the sale of FBBI during the second quarter of 2024. As such, financial results for the three months ended March 31, 2024 consist of both continuing and discontinued operations. The discontinued operations include the financial results of FBBI prior to the sale. Trustmark reported income from continuing operations of $38.2 million for the three months ended March 31, 2024. Trustmark's reported performance from continuing operations for the three months ended March 31, 2024 produced a return on average tangible equity of 11.45% and a return on average assets of 0.83%.

Total revenue, which is defined as net interest income plus noninterest income (loss), for the three months ended March 31, 2025 was $194.6 million, an increase of $22.5 million, or 13.0%, when compared to the same time period in 2024, principally due to an increase in net interest income. Net interest income for the three months ended March 31, 2025 totaled $152.1 million, an increase of $19.2 million, or 14.5%, when compared to the same time period in 2024, principally attributable to an increase in interest on securities as well as declines in all categories of interest expense, partially offset by declines in interest and fees on loans held for sale (LHFS) and LHFI and other interest income. Interest income totaled $229.1 million for the three months ended March 31, 2025, a decrease of $693 thousand, or 0.3%, when compared to the same time period in 2024, reflecting decreases in interest and fees on LHFS and LHFI, primarily as a result of a decline in yields on the LHFS and LHFI portfolios, and other interest income, primarily due to a decline in interest earned on balances held at the Federal Reserve Bank of Atlanta (FRBA), largely offset by an increase in interest on securities, primarily as a result of restructuring the securities portfolio during the second quarter of 2024. Interest expense totaled $77.1 million for the three months ended March 31, 2025, a decrease of $19.9 million, or 20.5%, when compared to the same time period in 2024 reflecting declines in all categories of interest expense.

Noninterest income (loss) for the three months ended March 31, 2025 totaled $42.6 million, an increase of $3.2 million, or 8.2%, when compared to the same time period in 2024 principally due to an increase in other, net. Other, net totaled $6.0 million for the three months ended March 31, 2025, an increase of $2.9 million, or 92.5%, when compared to the same time period in 2024, principally due to a $2.4 million gain on the sale of a bank property during the first quarter of 2025 as well as a gain in income from other partnership investments.

Noninterest expense for the three months ended March 31, 2025 totaled $124.0 million, an increase of $4.3 million, or 3.6%, when compared to the same time period in 2024, principally due to increases in salaries and employee benefits and services and fees. Salaries and employee benefits totaled $68.5 million for the three months ended March 31, 2025, an increase of $3.0 million, or 4.6%, when compared to the same time period in 2024, primarily due to increases in medical insurance expense, salaries expense principally due to general merit increases, commissions related to mortgage originations and annual incentive compensation. Services and fees totaled $26.2 million for the three months ended March 31, 2025, an increase of $1.8 million, or 7.4%, when compared to the same time period in 2024, principally due to increases in data processing expenses related to software, advertising expense, legal expense, and business process operations outsourcing expense.

Trustmark’s total PCL on LHFI for the three months ended March 31, 2025 totaled $8.1 million, an increase of $417 thousand, or 5.4%, when compared to the same time period in 2024. The PCL, LHFI for the three months ended March 31, 2025 primarily reflected increases in required reserves as a result of updates to qualitative reserve factors, credit migration, changes in macroeconomic forecasts and loan growth. The PCL on off-balance sheet credit exposures totaled a negative $2.8 million for the three months ended March 31, 2025, compared to a negative $192 thousand for the same time period in 2024. The release in PCL, off-balance sheet credit exposures for the three months ended March 31, 2025, primarily reflected a decrease in required reserves as a result of a decrease in the unfunded commitments and changes in the total reserve rate primarily related to commercial construction. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At March 31, 2025, nonperforming assets totaled $95.0 million, an increase of $8.9 million, or 10.4%, compared to December 31, 2024, reflecting increases in both nonaccrual LHFI and other real estate. Nonaccrual LHFI totaled $86.6 million at March 31, 2025, an increase of $6.5 million, or 8.1%, relative to December 31, 2024, primarily as a result of 1-4 family mortgage loans placed on nonaccrual status partially offset by nonaccrual loans foreclosed during the first three months of 2025 in the Mississippi market region. Other real estate, net totaled $8.3 million at March 31, 2025, an increase of $2.4 million, or 41.1%, when compared to December 31, 2024, principally due to properties foreclosed partially offset by properties sold in the Mississippi market region.

LHFI totaled $13.241 billion at March 31, 2025, an increase of $151.5 million, or 1.2%, compared to December 31, 2024. The increase in LHFI during the first three months of 2025 was primarily due to net growth in LHFI secured by real estate and other commercial loans and leases partially offset by net declines in commercial and industrial LHFI. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $15.081 billion at March 31, 2025, a decrease of $27.5 million, or 0.2%, compared to December 31, 2024. During the first three months of 2025, noninterest-bearing deposits decreased $3.6 million, or 0.1%, principally due to a decline in public noninterest-bearing demand deposit accounts largely offset by increases in consumer and commercial noninterest-bearing demand deposit accounts. Interest-bearing deposits decreased $23.8 million, or 0.2%, during the first three months of 2025, primarily due to declines in consumer and commercial interest checking accounts and consumer certificates of deposits (CDs), partially offset by growth in public interest checking accounts, commercial money market deposit accounts (MMDA), consumer savings accounts and brokered CDs.

Federal funds purchased and securities sold under repurchase agreements totaled $360.1 million at March 31, 2025, an increase of $36.1 million, or 11.1%, compared to December 31, 2024, principally due to an increase in upstream federal funds purchased. Other borrowings totaled $404.8 million at March 31, 2025, an increase of $103.3 million, or 34.2%, compared to December 31, 2024, principally due to an increase in outstanding short-term FHLB advances with the FHLB of Dallas.

Recent Legislative and Regulatory Developments

On October 24, 2023, the federal banking agencies released a final rule significantly revising the framework that the agencies use to evaluate banks’ records of meeting the credit needs of their entire communities under the Community Reinvestment Act (CRA). On March 28, 2025, the agencies announced their intent to issue a proposal to rescind the October 2023 final rule, and to reinstate the CRA framework that existed prior to the October 2023 final rule. TNB received a rating of “Outstanding” in its most recent CRA performance evaluation, which was conducted using the CRA framework that existed prior to the October 2023 final rule.

On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. On March 3, 2025, the FDIC withdrew the proposed rule.

For additional information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2024 Annual Report.

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Consolidated Statements of Income (Loss)
Total interest income	$229,147	$229,840
Total interest expense	77,092	97,010
Net interest income	152,055	132,830
PCL, LHFI	8,125	7,708
PCL, off-balance sheet credit exposures	(2,831)	(192)
Noninterest income (loss)	42,584	39,355
Noninterest expense	124,011	119,664
Income (loss) from continuing operations before income taxes	65,334	45,005
Income taxes from continuing operations	11,701	6,832
Income (loss) from continuing operations	53,633	38,173
Income from discontinued operations before income taxes	—	4,512
Income taxes from discontinued operations	—	1,150
Income from discontinued operations	—	3,362
Net income	$53,633	$41,535

Total Revenue (1)	$194,639	$172,185

Per Share Data (2)
Basic earnings (loss) per share (EPS) from continuing operations	$0.88	$0.62
Basic EPS from discontinued operations	$—	$0.05
Basic EPS - total	$0.88	$0.68

Diluted EPS from continuing operations	$0.88	$0.62
Diluted EPS from discontinued operations	$—	$0.05
Diluted EPS - total	$0.88	$0.68

Cash dividends per share	$0.24	$0.23

Performance Ratios
Return on average equity	10.92%	9.96%
Return on average equity from continuing operations	10.92%	9.16%
Return on average tangible equity	13.13%	12.98%
Return on average tangible equity from continuing operations	13.13%	11.45%
Return on average assets	1.19%	0.89%
Return on average assets from continuing operations	1.19%	0.83%
Average equity / average assets	10.94%	8.98%
Net interest margin (fully taxable equivalent)	3.75%	3.21%
Dividend payout ratio	27.27%	33.82%
Dividend payout ratio from continuing operations	27.27%	37.10%

Credit Quality Ratios
Net charge-offs (recoveries) / average loans	0.04%	0.12%
PCL, LHFI / average loans	0.25%	0.24%
Nonaccrual LHFI / (LHFI + LHFS)	0.64%	0.74%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.71%	0.80%
ACL, LHFI / LHFI	1.26%	1.10%
(1)
Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income (loss).
(2)
Due to rounding, EPS from continuing operations and discontinued operations may not sum to EPS from net income.

	March 31,
	2025	2024
Consolidated Balance Sheets
Total assets	$18,296,203	$18,376,612
Securities	3,052,515	3,117,324
Total loans (LHFI + LHFS)	13,430,158	13,230,880
Deposits	15,080,704	15,338,557
Total shareholders' equity	2,021,227	1,682,599

Stock Performance
Market value - close	$34.49	$28.11
Book value	33.29	27.50
Tangible book value	27.78	22.03

Capital Ratios
Total equity / total assets	11.05%	9.16%
Tangible equity / tangible assets	9.39%	7.47%
Tangible equity / risk-weighted assets	11.23%	8.83%
Tier 1 leverage ratio	10.11%	8.76%
Common equity Tier 1 risk-based capital ratio	11.63%	10.12%
Tier 1 risk-based capital ratio	12.03%	10.51%
Total risk-based capital ratio	14.10%	12.42%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended March 31,
		2025	2024
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,991,554	$1,676,521
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		(113)	(224)
Total average tangible equity		$1,656,836	$1,341,692

PERIOD END BALANCES
Total shareholders' equity		$2,021,227	$1,682,599
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		(95)	(208)
Total tangible equity	(a)	$1,686,527	$1,347,786

TANGIBLE ASSETS
Total assets		$18,296,203	$18,376,612
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		(95)	(208)
Total tangible assets	(b)	$17,961,503	$18,041,799
Risk-weighted assets	(c)	$15,024,476	$15,257,385

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income (loss) from continuing operations		$53,633	$38,173
Plus: Intangible amortization net of tax from continuing operations		24	20
Net income (loss) from continuing operations adjusted for intangible amortization		$53,657	$38,193
Period end shares outstanding	(d)	60,718,411	61,178,366

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity from continuing operations (1)		13.13%	11.45%
Tangible equity/tangible assets	(a)/(b)	9.39%	7.47%
Tangible equity/risk-weighted assets	(a)/(c)	11.23%	8.83%
Tangible book value	(a)/(d)*1,000	$27.78	$22.03

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$2,021,227	$1,682,599
CECL transitional adjustment		—	6,500
AOCI-related adjustments		48,702	227,154
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(320,756)	(370,205)
Other adjustments and deductions for CET1 (2)		(2,175)	(2,588)
CET1 capital	(e)	1,746,998	1,543,460
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 capital		$1,806,998	$1,603,460

Common equity tier 1 risk-based capital ratio	(e)/(c)	11.63%	10.12%
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

Net interest income-FTE for the three months ended March 31, 2025 increased $18.5 million, or 13.6%, when compared with the same time period in 2024 reflecting declines in all categories of interest expense as well as an increase in interest on securities, partially offset by declines in interest and fees on LHFS and LHFI-FTE and other interest income. The net interest margin-FTE for the three months ended March 31, 2025 increased 54 basis points to 3.75% when compared to the same time period in 2024, principally due to an increase in the yield on the securities portfolio, primarily due to the restructuring of the available for sale securities portfolio during the second quarter of 2024, as well as decreases in the cost of interest-bearing liabilities.

Average interest-earning assets for the three months ended March 31, 2025 totaled $16.737 billion compared to $17.088 billion for the same time period in 2024, a decrease of $350.3 million, or 2.1%, principally due to decreases in average total securities and average other earning assets partially offset by an increase in average loans (LHFS and LHFI). Average total securities declined $295.0 million, or 8.8%, when the three months ended March 31, 2025 is compared to the same time period in 2024, principally due to available for sale securities sold net of available for sale securities purchased as part of the restructuring of the available for sale securities portfolio during the second quarter of 2024 as well as calls, maturities and pay-downs of the loans underlying GSE guaranteed securities. Average other earning assets decreased $205.8 million, or 36.0%, when the three months ended March 31, 2025 is compared to the same time period in 2024, primarily due to a decrease in reserves held at the FRBA. Average loans (LHFS and LHFI) increased $150.5 million, or 1.1%, when the three months ended March 31, 2025 is compared to the same time period in 2024, principally due to an increase in the average balance of the LHFI portfolio of $142.6 million, or 1.1%. The increase in the LHFI portfolio when the balances at March 31, 2025 are compared to March 31, 2024 was principally due to net growth in LHFI secured by real estate and other commercial loans and leases partially offset by declines in commercial and industrial loans and state and other political subdivision loans.

Interest income-FTE for the three months ended March 31, 2025 totaled $231.8 million, a slight decrease of $1.4 million, or 0.6%, while the yield on total earning assets increased to 5.62% compared to 5.49% for the same time period in 2024. The slight decrease in interest income-FTE for the three months ended March 31 2025 was primarily due to decreases in interest and fees on LHFS and LHFI-FTE and other interest income largely offset by an increase in interest on securities-taxable. During the three months ended March 31, 2025, interest and fees on LHFS and LHFI-FTE decreased $7.5 million, or 3.6%, while the yield on LHFS and LHFI decreased 25 basis points to 6.15% when compared to the same time period in 2024, primarily due to a decline in interest rates. During the three months ended March 31, 2025, other interest income declined $4.3 million, or 52.6%, while the yield on other earning assets decreased 144 basis points to 4.27% when compared to the same time period in 2024, principally due to a decline in interest earned on reserves held at the FRBA reflecting both a decline in reserves held at the FRBA and a decline in the rate paid by the FRB on reserve balances. Interest on securities-taxable increased $10.4 million, or 66.7%, when the three months ended March 31, 2025 is compared to the same time period in 2024, while the yield on securities-taxable increased to 3.46% compared to 1.88%, principally due to the restructuring of the available for sale securities portfolio during the second quarter of 2024.

Average interest-bearing liabilities for the three months ended March 31, 2025 totaled $12.877 billion compared to $13.376 billion for the same time period in 2024, a decrease of $498.9 million, or 3.7%, reflecting declines in all categories of average interest-bearing liabilities. Average interest-bearing deposits for the three months ended March 31, 2025 decreased $356.8 million, or 2.9%, when compared to the same time period in 2024, reflecting declines in all categories of average interest-bearing deposits. Average other borrowings for the three months ended March 31, 2025 decreased $119.2 million, or 18.4%, when compared to the same time period in 2024, principally due to the decrease in average short-term FHLB advances outstanding with the FHLB of Dallas as a result of changes in funding needs. Average federal funds purchased and securities sold under repurchase agreements for the three months ended March 31, 2025 decreased $22.9 million, or 5.4%, when compared to the same time period in 2024, reflecting declines in both upstream federal funds purchased and securities sold under repurchase agreements.

Interest expense for the three months ended March 31, 2025 totaled $77.1 million, a decrease of $19.9 million, or 20.5%, when compared with the same time period in 2024, while the rate on total interest-bearing liabilities decreased 49 basis points to 2.43%, reflecting declines in all categories of interest expense. Interest on deposits for the three months ended March 31, 2025 decreased $16.0 million, or 19.1%, while the rate on interest-bearing deposits decreased 44 basis points to 2.30% when compared to the same time period in 2024, primarily due to declines in public interest checking and brokered deposits as well as a decline in rates on interest-bearing deposits. Other interest expense for the three months ended March 31, 2025 decreased $2.6 million, or 34.1%, while the rate on other borrowings decreased 89 basis points to 3.89% when compared to the same time period in 2024, primarily due to the decrease in average outstanding short-term FHLB advances with the FHLB of Dallas. Interest expense on federal funds purchased and securities sold under repurchase agreements for the three months ended March 31, 2025 totaled $4.3 million, a decrease of $1.3 million, or 23.1%, while the rate on federal funds purchased and securities sold under repurchase agreements decreased 95 basis points to 4.30% when compared to the same time period in 2024, reflecting a decrease in the target rate on federal funds purchased by the FRB.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Securities - taxable	$3,051,476	$26,056	3.46%	$3,346,095	$15,634	1.88%
Securities - nontaxable	—	—	—	340	4	4.73%
Loans (LHFS and LHFI)	13,320,276	201,929	6.15%	13,169,805	209,456	6.40%
Other earning assets	365,505	3,846	4.27%	571,329	8,111	5.71%
Total interest-earning assets	16,737,257	231,831	5.62%	17,087,569	233,205	5.49%
Other assets	1,624,581			1,730,521
ACL, LHFI	(159,893)			(138,711)
Total assets	$18,201,945			$18,679,379

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$11,942,605	67,718	2.30%	$12,299,407	83,716	2.74%
Federal funds purchased and securities sold under repurchase agreements	405,189	4,298	4.30%	428,127	5,591	5.25%
Other borrowings	529,617	5,076	3.89%	648,816	7,703	4.78%
Total interest-bearing liabilities	12,877,411	77,092	2.43%	13,376,350	97,010	2.92%
Noninterest-bearing demand deposits	3,055,333			3,120,566
Other liabilities	277,647			505,942
Shareholders' equity	1,991,554			1,676,521
Total liabilities and shareholders' equity	$18,201,945			$18,679,379

Net interest margin		154,739	3.75%		136,195	3.21%

Less tax equivalent adjustment		2,684			3,365
Net interest margin per consolidated statements of income (loss)		$152,055			$132,830

Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI, totaled $8.1 million for the three months ended March 31, 2025, compared to $7.7 million for the same time period in 2024. The PCL, LHFI for the three months ended March 31, 2025 primarily reflected increases in required reserves as a result of updates to qualitative reserve factors, credit migration, changes in macroeconomic forecasts and loan growth.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled a negative $2.8 million for the three months ended March 31, 2025, compared to a negative $192 thousand for the same time period in 2024. The release in PCL, off-balance sheet credit exposures for the three months ended March 31, 2025, primarily reflected a decrease in required reserves as a result of a decrease in the unfunded commitments and changes in the total reserve rate primarily related to commercial construction.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income (Loss)

The following table provides the comparative components of noninterest income (loss) for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Service charges on deposit accounts	$10,636	$10,958	$(322)	-2.9%
Bank card and other fees	7,664	7,428	236	3.2%
Mortgage banking, net	8,771	8,915	(144)	-1.6%
Wealth management	9,543	8,952	591	6.6%
Other, net	5,970	3,102	2,868	92.5%
Total noninterest income (loss)	$42,584	$39,355	$3,229	8.2%

Changes in various components of noninterest income (loss) are discussed in further detail below. For analysis of Trustmark’s wealth management income, please see the section captioned “Results of Segment Operations.”

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income (loss) for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Mortgage servicing income, net	$7,161	$6,934	$227	3.3%
Change in fair value-MSR from runoff	(2,062)	(1,926)	(136)	-7.1%
Gain on sales of loans, net	4,253	5,009	(756)	-15.1%
Mortgage banking income before net hedge ineffectiveness	9,352	10,017	(665)	-6.6%
Change in fair value-MSR from market changes	(5,928)	5,123	(11,051)	n/m
Change in fair value of derivatives	5,347	(6,225)	11,572	n/m
Net hedge ineffectiveness	(581)	(1,102)	521	47.3%
Mortgage banking, net	$8,771	$8,915	$(144)	-1.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net for the three months ended March 31, 2025 when compared to the same time period in 2024 was principally due to a decrease in the gain on sales of loans, net and an increase in the amortization of the MSR, largely offset by a decrease in the net negative hedge ineffectiveness. Mortgage loan production for the three months ended March 31, 2025 was $318.8 million, an increase of $44.8 million, or 16.4%, when compared to the same time period in 2024. Loans serviced for others totaled $8.811 billion at March 31, 2025, compared with $8.553 billion at March 31, 2024, an increase of $258.2 million, or 3.0%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The decrease in the gain on sales of loans, net when the three months ended March 31, 2025 is compared to the same time period in 2024, was primarily the result of lower profit margins in secondary marketing activities partially offset by an increase in the mortgage valuation adjustment. Loan sales totaled $255.8 million for the three months ended March 31, 2025, a decrease of $2.5 million, or 1.0%, when compared with the same time period in 2024.

Other, Net

The following table illustrates the components of other, net included in noninterest income (loss) for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,124)	$(1,834)	$(290)	-15.8%
Increase in life insurance cash surrender value	1,867	1,844	23	1.2%
Other miscellaneous income	6,227	3,092	3,135	n/m
Total other, net	$5,970	$3,102	$2,868	92.5%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other, net when the three months ended March 31, 2025 is compared to the same time period in 2024, principally due to a $2.4 million gain on the sale of a bank property during the first quarter of 2025 as well as a gain in income from other partnership investments.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Salaries and employee benefits	$68,492	$65,487	$3,005	4.6%
Services and fees	26,247	24,431	1,816	7.4%
Net occupancy-premises	7,385	7,270	115	1.6%
Equipment expense	6,308	6,325	(17)	-0.3%
Other expense	15,579	16,151	(572)	-3.5%
Total noninterest expense	$124,011	$119,664	$4,347	3.6%

Changes in the various components of noninterest expense are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three months ended March 31, 2025 is compared to the same time period in 2024 was primarily due to increases in medical insurance expense, salaries expense principally due to general merit increases, commissions related to mortgage originations and annual incentive compensation.

Services and Fees

The increases in services and fees when the three months ended March 31, 2025 is compared to the same time period in 2024 were principally due to increases in data processing expenses related to software, advertising expense, legal expense, and business process operations outsourcing expense.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Loan expense	$2,792	$2,955	$(163)	-5.5%
Amortization of intangibles	31	28	3	10.7%
FDIC assessment expense	4,160	4,509	(349)	-7.7%
Other real estate expense, net	452	671	(219)	-32.6%
Other miscellaneous expense	8,144	7,988	156	2.0%
Total other expense	$15,579	$16,151	$(572)	-3.5%

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 19 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The Insurance Segment is included in discontinued operations for the three months ended March 31, 2024. For additional information about discontinued operations, please see Note 2 - Discontinued Operations included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the three months ended March 31, 2025 and 2024.

General Banking

Net interest income for the General Banking Segment increased $18.8 million, or 14.3%, when the three months ended March 31, 2025 is compared with the same time period in 2024. The increase in net interest income was principally due to an increase in interest on securities as well as declines in all categories of interest expense, partially offset by declines in interest and fees from LHFS and LHFI and other interest income. The net PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for the three months ended March 31, 2025 totaled $5.3 million compared to a net PCL of $7.3 million for the same time period in 2024, a decrease of $2.1 million, or 27.9%. For more information on these net interest income and PCL items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income (loss) for the General Banking Segment increased $2.6 million, or 8.6%, when the first three months of 2025 is compared to the same time period in 2024, primarily due to an increase in other, net, principally resulting from a $2.4 million gain on the sale of a bank property during the first quarter of 2025 as well as a gain in income from other partnership investments. Noninterest income (loss) for the General Banking Segment includes service charges on deposit accounts; wealth management; bank card and other fees; mortgage banking, net; other, net and securities gains (losses), net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income (Loss).”

Noninterest expense for the General Banking Segment increased $4.2 million, or 3.7%, when the first three months of 2025 is compared with the same time period in 2024, principally due to increases in salaries and employee benefits and data processing charges related to software. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first three months of 2025 increased $761 thousand, or 47.8%, when compared to the same time period in 2024, primarily due to increases in net interest income and noninterest income. Net interest income for the Wealth Management Segment for the three months ended March 31, 2025 increased $418 thousand, or 31.8%, when compared to the same time period in 2024, principally due to an increase in interest and fees on loans. The net PCL for the three months ended March 31, 2025 totaled a negative $3 thousand compared to a net PCL of $168 thousand for the same period in 2024, a decrease of $171 thousand. Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $613 thousand, or 6.8%, when the first three months of 2025 is compared to the same time period in 2024, primarily due to an increase in income from trust management services. Noninterest expense for the Wealth Management Segment increased $185 thousand, or 2.3%, when the first three months of 2025 is compared to the same time period in 2024, principally due to an increase in salaries and employee benefits expense, primarily related to trust and portfolio manager annual incentives and medical insurance expense.

At March 31, 2025 and 2024, Trustmark held assets under management and administration of $9.547 billion and $8.799 billion, respectively, and brokerage assets of $2.603 billion and $2.712 billion, respectively.

Income Taxes

For the three months ended March 31, 2025, Trustmark’s combined effective tax rate from continuing operations was 17.9% compared to 15.2% for the same time period in 2024. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low-income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans and other earning assets. Average earning assets totaled $16.737 billion, or 92.0% of total average assets, for the three months ended March 31, 2025, compared to $17.088 billion, or 91.5% of total average assets, for the three months ended March 31, 2024, a decrease of $350.3 million, or 2.1%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 4.7 years at March 31, 2025 compared to 4.8 years at December 31, 2024.

When compared to December 31, 2024, total investment securities increased by $24.6 million, or 0.8%, during the first three months of 2025. This increase resulted primarily from purchases of available for sale securities and an increase in the fair market value of the available for sale securities, partially offset by calls, maturities and pay-downs of the loans underlying GSE guaranteed securities. Trustmark sold no securities during the first three months of 2025 and 2024.

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

At March 31, 2025, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss) (AOCI) in the accompanying consolidated balance sheets totaled $44.1 million compared to $46.6 million at December 31, 2024.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At March 31, 2025, available for sale securities totaled $1.737 billion, which represented 56.9% of the securities portfolio, compared to $1.693 billion, or 55.9% of total securities, at December 31, 2024. At March 31, 2025, unrealized gains, net on available for sale securities totaled $5.6 million compared to unrealized losses, net of $27.0 million at December 31, 2024. At March 31, 2025, available for sale securities consisted of U.S. Treasury securities, direct obligations of government agencies and GSE guaranteed mortgage-related securities.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At March 31, 2025, held to maturity securities totaled $1.315 billion, which represented 43.1% of the total securities portfolio, compared to $1.335 billion, or 44.1% of total securities, at December 31, 2024.

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

As of March 31, 2025, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,731,866	100.0%	$1,737,462	100.0%

Securities Held to Maturity
Aaa	$1,315,053	100.0%	$1,259,898	100.0%

	December 31, 2024
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,719,537	100.0%	$1,692,534	100.0%

Securities Held to Maturity
Aaa	$1,335,385	100.0%	$1,259,107	100.0%

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.

LHFS

At March 31, 2025, LHFS totaled $188.7 million, consisting of $92.7 million of residential real estate mortgage loans in the process of being sold to third parties and $96.0 million of GNMA optional repurchase loans. At December 31, 2024, LHFS totaled $200.3 million, consisting of $102.7 million of residential real estate mortgage loans in the process of being sold to third parties and $97.6 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2025 or 2024.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 4 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

At March 31, 2025 and December 31, 2024, LHFI consisted of the following ($ in thousands):

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$599,325	4.5%	$587,244	4.5%
Other secured by 1-4 family residential properties	665,422	5.0%	650,550	5.0%
Secured by nonfarm, nonresidential properties	3,532,842	26.7%	3,533,282	27.0%
Other real estate secured	1,876,459	14.2%	1,633,830	12.5%
Other loans secured by real estate:
Other construction	722,306	5.5%	829,904	6.3%
Secured by 1-4 family residential properties	2,308,556	17.4%	2,298,993	17.6%
Commercial and industrial loans	1,765,893	13.3%	1,840,722	14.0%
Consumer loans	157,935	1.2%	156,569	1.2%
State and other political subdivision loans	974,300	7.4%	969,836	7.4%
Other commercial loans and leases	638,431	4.8%	589,012	4.5%
LHFI	$13,241,469	100.0%	$13,089,942	100.0%

LHFI increased $151.5 million, or 1.2%, compared to December 31, 2024. The increase in LHFI during the first three months of 2025 was primarily due to net growth in LHFI secured by real estate and other commercial loans and leases partially offset by net declines in commercial and industrial LHFI.

LHFI secured by real estate increased $171.1 million, or 1.8%, during the first three months of 2025, reflecting net growth in other real estate secured LHFI, other LHFI secured by 1-4 family residential properties and construction, land development and other land LHFI, partially offset by a net decline in other construction LHFI. Other real estate secured LHFI increased $242.6 million, or 14.9%, during the first three months of 2025, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Alabama, Mississippi and Texas market regions. Excluding other construction loan reclassifications, other real estate secured LHFI decreased $84.1 million, or 5.1%, during the first three months of 2025 principally due to declines in LHFI secured by multi-family residential properties in the Alabama and Texas market regions. Other LHFI secured by 1-4 family residential properties increased $14.9 million, or 2.3%, during the first three months of 2025, principally due to growth in the Mississippi, Alabama, Florida, Tennessee and Texas market regions. LHFI secured by construction, land development and other land increased $12.1 million, or 2.1%, during the first three months of 2025 primarily due to growth in 1-4 family construction loans in the Alabama, Tennessee and Georgia market regions, unimproved land loans in the Texas market region and land development loans in the Alabama and Mississippi market regions, partially offset by declines in 1-4 family construction loans in the Mississippi and Texas market regions, land development loans in the Texas market region and unimproved land loans in the Florida market region. Other construction loans decreased $107.6 million, or 13.0%, during the first three months of 2025 primarily due to other construction loans moved to other loan categories upon the completion of the related construction project in the Alabama, Mississippi, Texas, Georgia and Florida market regions partially offset by new construction loans in all six market regions. During the first three months of 2025, $348.5 million loans were moved from other construction to other loan categories, including $326.7 million to multi-family residential loans and $21.7 million to nonowner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans across all six market regions totaled $240.6 million, or 29.0%, during the first three months of 2025.

Other commercial loans and leases increased $49.4 million, or 8.4%, during the first three months of 2025, principally due to increases in other commercial loans in the Mississippi, Georgia and Texas market regions partially offset by declines in other commercial loans in the Tennessee and Alabama market regions. Commercial and industrial LHFI declined $74.8 million, or 4.1%, during the first three months of 2025 reflecting declines in the Alabama, Texas, Mississippi, Tennessee and Florida market regions, partially offset by growth in the Georgia market region.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	March 31, 2025	December 31, 2024
Home equity loans	$73,717	$72,183
Home equity lines of credit	468,222	458,327
Percentage of loans and lines for which Trustmark holds first lien	46.2%	46.7%
Percentage of loans and lines for which Trustmark does not hold first lien	53.8%	53.3%

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

Trustmark’s variable rate LHFI are based primarily on various prime and SOFR interest rate bases. The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$136,277	$463,048	$599,325
Other secured by 1- 4 family residential properties	192,816	472,606	665,422
Secured by nonfarm, nonresidential properties	1,301,091	2,231,751	3,532,842
Other real estate secured	137,225	1,739,234	1,876,459
Other loans secured by real estate:
Other construction	17,920	704,386	722,306
Secured by 1- 4 family residential properties	1,215,686	1,092,870	2,308,556
Commercial and industrial loans	769,903	995,990	1,765,893
Consumer loans	131,452	26,483	157,935
State and other political subdivision loans	910,898	63,402	974,300
Other commercial loans and leases	385,068	253,363	638,431
LHFI	$5,198,336	$8,043,133	$13,241,469

	December 31, 2024
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$139,526	$447,718	$587,244
Other secured by 1- 4 family residential properties	187,912	462,638	650,550
Secured by nonfarm, nonresidential properties	1,381,111	2,152,171	3,533,282
Other real estate secured	159,839	1,473,991	1,633,830
Other loans secured by real estate:
Other construction	31,466	798,438	829,904
Secured by 1- 4 family residential properties	1,256,835	1,042,158	2,298,993
Commercial and industrial loans	762,649	1,078,073	1,840,722
Consumer loans	130,905	25,664	156,569
State and other political subdivision loans	906,250	63,586	969,836
Other commercial loans and leases	376,705	212,307	589,012
LHFI	$5,333,198	$7,756,744	$13,089,942

In the following tables, LHFI reported by region (along with related nonperforming assets and net charge-offs) are associated with location of origination except for loans secured by 1-4 family residential properties (representing traditional mortgages), credit cards and equipment finance loans and leases. Loans secured by 1-4 family residential properties and credit cards are included in the Mississippi Region because they are centrally analyzed and approved as part of a specific line of business located at Trustmark’s headquarters in Jackson, Mississippi. The equipment finance loans and leases are primarily reported in the Georgia market region because they centrally analyzed and approved as part of the Equipment Finance line of business which is located in Atlanta, Georgia.

The following table presents the LHFI composition by region at March 31, 2025 and reflects each region’s diversified mix of loans ($ in thousands):

	March 31, 2025
LHFI Composition by Region	Total	Alabama	Florida	Georgia	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$599,325	$265,649	$24,718	$17,289	$140,924	$45,924	$104,821
Other secured by 1-4 family residential properties	665,422	156,707	62,267	—	321,929	84,073	40,446
Secured by nonfarm, nonresidential properties	3,532,842	968,991	188,318	86,682	1,518,669	127,092	643,090
Other real estate secured	1,876,459	896,353	1,472	—	477,674	930	500,030
Other loans secured by real estate:
Other construction	722,306	247,718	9,871	138,647	135,590	933	189,547
Secured by 1-4 family residential properties	2,308,556	—	—	—	2,305,838	2,718	—
Commercial and industrial loans	1,765,893	468,732	19,112	252,863	683,689	118,541	222,956
Consumer loans	157,935	23,648	7,867	—	94,664	14,115	17,641
State and other political subdivision loans	974,300	57,295	67,563	12,416	724,817	26,184	86,025
Other commercial loans and leases	638,431	28,108	3,543	259,390	248,264	50,918	48,208
LHFI	$13,241,469	$3,113,201	$384,731	$767,287	$6,652,058	$471,428	$1,852,764

Construction, Land Development and Other Land Loans by Region
Lots	$61,516	$26,578	$5,792	$—	$17,386	$1,903	$9,857
Development	107,402	58,256	—	—	19,108	13,232	16,806
Unimproved land	106,221	18,116	10,662	—	26,205	8,947	42,291
1-4 family construction	324,186	162,699	8,264	17,289	78,225	21,842	35,867
Construction, land development and other land loans	$599,325	$265,649	$24,718	$17,289	$140,924	$45,924	$104,821

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$283,918	$75,230	$19,803	$—	$100,542	$20,276	$68,067
Office	248,180	93,220	18,489	—	95,251	2,759	38,461
Hotel/motel	276,954	141,324	43,628	—	68,461	23,541	—
Mini-storage	158,111	40,410	1,561	12,882	91,013	604	11,641
Industrial	531,020	99,376	17,422	73,800	178,257	2,504	159,661
Health care	149,348	122,172	670	—	24,059	320	2,127
Convenience stores	22,040	2,590	393	—	12,677	195	6,185
Nursing homes/senior living	373,326	129,587	—	—	145,090	4,002	94,647
Other	108,694	27,792	8,632	—	56,598	7,529	8,143
Total nonowner-occupied loans	2,151,591	731,701	110,598	86,682	771,948	61,730	388,932
Owner-occupied:
Office	139,762	48,209	33,853	—	32,536	8,549	16,615
Churches	48,141	11,055	3,657	—	28,149	2,931	2,349
Industrial warehouses	202,660	15,596	8,047	—	52,688	12,980	113,349
Health care	123,162	10,390	7,868	—	84,980	2,175	17,749
Convenience stores	104,929	10,439	2,084	—	56,730	—	35,676
Retail	79,018	8,257	12,253	—	43,637	7,085	7,786
Restaurants	54,385	3,127	2,682	—	28,033	16,297	4,246
Auto dealerships	39,289	3,792	167	—	20,676	14,654	—
Nursing homes/senior living	461,136	109,542	—	—	325,649	—	25,945
Other	128,769	16,883	7,109	—	73,643	691	30,443
Total owner-occupied loans	1,381,251	237,290	77,720	—	746,721	65,362	254,158
Loans secured by nonfarm, nonresidential properties	$3,532,842	$968,991	$188,318	$86,682	$1,518,669	$127,092	$643,090

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

The econometric models currently in production reflect segment or pool level sensitivities of probability of default (PD) to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of Trustmark's assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD. However, upon the occurrence of events that generate significant economic instability (such as the COVID-19 pandemic), the macroeconomic variables used for reasonable and supportable forecasting changed rapidly. At the macroeconomic levels experienced during the COVID-19 pandemic, it was not clear that the models in production would produce reasonably representative results since the models were originally estimated using data beginning in 2004 through 2019. During this period, a traditional, albeit severe, economic recession occurred. Thus, econometric models are sensitive to similar future levels of PD.

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

The external factors qualitative factor is Management’s best judgment on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology (e.g., natural disasters, changes in legislation, impacts due to technology and pandemics). During the third quarter of 2024, Trustmark activated the External Factor – Credit Quality Review qualitative factor. This qualitative factor ensures reserve adequacy for collectively evaluated commercial loans that may not have been identified and downgraded timely for various reasons. This qualitative factor population is all commercial loans risk rated 1-5. These loans are then applied to the historical average of the Watch/Special Mention rated percentage. Then the balance of these loans are applied additional reserves based on the same reserve rates utilized in the performance trends qualitative factor for Watch/Special Mention rated loans. Then the Watch/Special Mention population is applied the historical Substandard rated percentage and then subsequently applied the Substandard reserve rate utilized in the performance trends qualitative factor as well. The historical Watch/Special Mention and Substandard rated percentage averages capture the weighted-average life of the commercial loan portfolio. Thus, Trustmark will allocate additional reserves to capture the proportion of potential Watch/Special Mention and Substandard rated credits that may not have been categorized as such at any given point in time through the life of the commercial loan portfolio.

Management elected to activate the nature and volume of the portfolio qualitative factor for a sub-pool of the secured by 1-4 family residential properties due to its significant size as well as the underlying nature being different. The nature and volume of the portfolio qualitative factor utilizes a WARM methodology that uses industry data for the assumptions to support the qualitative adjustment. The industry data is used to compile a PD based on credit score ranges along with using the industry data to compile an LGD. The sub-pools of credits are then aggregated into the appropriate credit score bands in which a weighted-average loss rate is calculated based on the PD and LGD for each credit score range. This weighted-average loss rate is then applied to the expected balance for the sub-segment of credits. This total is then used as the qualitative reserve adjustment. During the first quarter of 2025, Management elected to utilize

Trustmark’s historical data to develop a PD based on the credit score ranges initially set up. Additionally, Management elected to use the same LGD value from the mortgage sale that occurred in the second quarter of 2024 along with the same weighted average life assumption utilized to determine the credit mark on this portfolio.

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

At March 31, 2025, the ACL on LHFI was $167.0 million, an increase of $6.7 million, or 4.2%, when compared with December 31, 2024. The increase in the ACL during the first three months of 2025 was principally due to increases in required reserves as a result of updates to qualitative reserve factors, credit migration, changes in macroeconomic forecasts and loan growth. Allocation of Trustmark’s $167.0 million ACL on LHFI, represented 1.11% of commercial LHFI and 1.76% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.26% as of March 31, 2025. This compares with an ACL to total LHFI of 1.22% at December 31, 2024, which was allocated to commercial LHFI at 1.10% and to consumer and mortgage LHFI at 1.62%.

The following table presents changes in the ACL on LHFI for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$160,270	$139,367
PCL, LHFI	8,125	7,708
Charge-offs	(3,701)	(6,324)
Recoveries	2,316	2,247
Net (charge-offs) recoveries	(1,385)	(4,077)
Balance at end of period	$167,010	$142,998

The decrease in net charge-offs when the three months ended March 31, 2025 is compared to the same time period in 2024 was principally due to a commercial credit in the Texas market region that was charged off during the first quarter of 2024.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Alabama	$(207)	$(341)
Florida	(17)	277
Mississippi	(755)	(1,489)
Tennessee	(301)	(179)
Texas	(105)	(2,345)
Total net (charge-offs) recoveries	$(1,385)	$(4,077)

The PCL, LHFI for the three months ended March 31, 2025 totaled 0.25% of average loans (LHFS and LHFI) compared to 0.24% of average loans (LHFS and LHFI) for the same time period in 2024. The PCL, LHFI for the three months ended March 31, 2025 primarily reflected increases in required reserves as a result of updates to qualitative reserve factors, credit migration, changes in macroeconomic forecasts and loan growth.

Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets. Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark. Trustmark calculates a loan pool level unfunded amount for the period. Trustmark calculates an expected funding rate each period which is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels. Additionally, a reserve rate is applied to the unfunded commitment balance, which includes both quantitative and a majority of the qualitative aspects of the current period’s expected credit loss rate. During 2024, Management implemented a performance trends qualitative factor and an External Factor – Credit Quality Review qualitative factor for unfunded commitments. For both qualitative factors, the same assumptions are applied in the unfunded commitment calculation that are used in the funded balance calculation with the only difference being the unfunded commitment calculation includes the funding rates for the unfunded commitments. The reserves for these two qualitative factors are added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures. See the section captioned “ACL on Off-Balance Sheet Credit Exposures” in Note 13 – Contingencies included in Part I. Item 1. – Financial Statements of this report for complete description of Trustmark’s ACL methodology on off-balance sheet credit exposures.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. At March 31, 2025, the ACL on off-balance sheet credit exposures totaled $26.6 million compared to $29.4 million at December 31, 2024, a decrease of $2.8 million, or 9.6%. The PCL, off-balance sheet credit exposures totaled a negative $2.8 million for the three months ended March 31, 2025, compared to a negative $192 thousand for the same time period in 2024. The release in PCL, off-balance sheet credit exposures for the three months ended March 31, 2025, primarily reflected a decrease in required reserves as a result of a decrease in the unfunded commitments and changes in the total reserve rate primarily related to commercial construction.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Nonaccrual LHFI
Alabama	$18,633	$18,601
Florida	391	305
Mississippi	49,107	42,203
Tennessee	2,339	2,431
Texas	16,150	16,569
Total nonaccrual LHFI	86,620	80,109
Other real estate
Alabama	271	170
Mississippi	4,837	2,407
Tennessee	979	1,079
Texas	2,261	2,261
Total other real estate	8,348	5,917
Total nonperforming assets	$94,968	$86,026

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.71%	0.65%

Loans past due 90 days or more
LHFI	$4,355	$4,092

LHFS - Guaranteed GNMA serviced loans (1)	$71,720	$71,255

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At March 31, 2025, nonaccrual LHFI totaled $86.6 million, or 0.64% of total LHFS and LHFI, reflecting an increase of $6.5 million, or 8.1%, relative to December 31, 2024. The increase in nonaccrual LHFI during the first three months of 2025 was primarily a result of 1-4 family mortgage loans placed on nonaccrual status partially offset by nonaccrual loans foreclosed during the first three months of 2025 in the Mississippi market region. Trustmark's mortgage loans are primarily included in the Mississippi market region because these loans are centrally analyzed and approved as part of the mortgage line of business which is located in Jackson, Mississippi.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 4 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at March 31, 2025 increased $2.4 million, or 41.1%, when compared with December 31, 2024. The increase in other real estate was principally due to properties foreclosed partially offset by properties sold in the Mississippi market region.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2025
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$5,917	$170	$—	$2,407	$1,079	$2,261
Additions	3,438	43	—	3,336	59	—
Disposals	(878)	—	—	(819)	(59)	—
Net (write-downs) recoveries	(129)	58	—	(87)	(100)	—
Balance at end of period	$8,348	$271	$—	$4,837	$979	$2,261

	Three Months Ended March 31, 2024
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$6,867	$1,397	$—	$1,242	$—	$4,228
Additions	2,228	92	—	2,102	34	—
Disposals	(957)	(522)	—	(435)	—	—
Net (write-downs) recoveries	(518)	83	—	32	52	(685)
Adjustments	—	—	71	(71)	—	—
Balance at end of period	$7,620	$1,050	$71	$2,870	$86	$3,543

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate decreased $389 thousand, or 75.1%, when the first three months of 2025 is compared to the same time period in 2024, principally due to a decrease in the provision for other real estate write-down recorded in the respective periods, primarily related to a reserve for other real estate write-down recorded during the first quarter of 2024 for a foreclosed property in the Texas market region.

For additional information regarding other real estate, please see Note 6 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and primarily consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, MMDA, CDs and individual retirement accounts. Total deposits were $15.081 billion at March 31, 2025 compared to $15.108 billion at December 31, 2024, a decrease of $27.5 million, or 0.2%. During the first three months of 2025, noninterest-bearing deposits decreased $3.6 million, or 0.1%, principally due to a decline in public noninterest-bearing demand deposit accounts largely offset by increases in consumer and commercial noninterest-bearing demand deposit accounts. Interest-bearing deposits decreased $23.8 million, or 0.2%, during the first three months of 2025, primarily due to declines in consumer and commercial interest checking accounts and consumer CDs, partially offset by growth in public interest checking accounts, commercial MMDA, consumer savings accounts and brokered CDs.

At March 31, 2025, Trustmark's total uninsured deposits were $5.437 billion, or 36.0% of total deposits, compared to $5.359 billion, or 35.5% of total deposits, at December 31, 2024.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $360.1 million at March 31, 2025 compared to $324.0 million at December 31, 2024, an increase of $36.1 million, or 11.1%, principally due to an increase in upstream federal funds purchased. At March 31, 2025 and December 31, 2024, $35.1 million and $39.0 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had $325.0 million of upstream federal funds purchased at March 31, 2025 compared to $285.0 million at December 31, 2024.

Other borrowings totaled $404.8 million at March 31, 2025, an increase of $103.3 million, or 34.2%, when compared with $301.5 million at December 31, 2024, principally due to an increase in outstanding short-term FHLB advances with the FHLB of Dallas.

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

At March 31, 2025, Trustmark’s total shareholders’ equity was $2.021 billion, an increase of $58.9 million, or 3.0%, when compared to December 31, 2024. During the first three months of 2025, shareholders’ equity increased primarily as a result of net income of $53.6 million and a $24.5 million positive net change in the fair market value of securities available for sale, partially offset by common stock repurchases of $15.0 million and common stock dividends of $14.7 million.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2024 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.5%. AOCI is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. At March 31, 2025, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2025. To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since March 31, 2025 which Management believes have affected Trustmark’s or TNB’s present classification.

In 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. At March 31, 2025, the carrying amount of the subordinated notes was $123.8 million compared to $123.7 million at December 31, 2024. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at March 31, 2025 and December 31, 2024. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at March 31, 2025 and December 31, 2024. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 16 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2025 and December 31, 2024.

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2025 and 2024 were $0.24 and $0.23, respectively. Trustmark’s indicated dividend for 2025 is $0.96 per common share, an increase of $0.04 per common share when compared to $0.92 per common share in 2024.

Stock Repurchase Program

From time to time, Trustmark's Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow Trustmark to proactively manage its capital position and return excess capital to shareholders. Shares purchased also provide Trustmark with shares of common stock necessary to satisfy obligations related to stock compensation awards.

On December 5, 2023, the Board of Directors of Trustmark authorized a stock repurchase program, effective January 1, 2024, under which $50.0 million of Trustmark's outstanding common stock could be acquired through December 31, 2024. Under this authority, Trustmark repurchased 203 thousand shares of its common stock valued at $7.5 million during the year ended December 31, 2024.

On December 3, 2024, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2025, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2025. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased 423 thousand shares of its common stock valued at $15.0 million during the first three months of 2025.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled $14.998 billion for the first three months of 2025 and represented approximately 82.4% of average liabilities and shareholders’ equity, compared to average deposits of $15.420 billion, which represented 82.6% of average liabilities and shareholders’ equity for the first three months of 2024. For more information on average interest-bearing deposits, please see the analysis included in the section captioned “Net Interest Income.”

Trustmark had $313.3 million held in an interest-bearing account at the FRBA at March 31, 2025, compared to $297.3 million held at December 31, 2024.

Trustmark utilizes brokered deposits to supplement other wholesale funding sources. At March 31, 2025 and December 31, 2024, brokered sweep MMDA deposits totaled $9.3 million and $10.6 million, respectively. In addition, Trustmark had $278.6 million of brokered CDs at March 31, 2025 compared to $250.0 million at December 31, 2024.

At March 31, 2025, Trustmark had $325.0 million of upstream federal funds purchased compared to $285.0 million of upstream federal funds purchased at December 31, 2024. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $305.0 million of outstanding short-term and no long-term advances at March 31, 2025, compared to $200.0 million of outstanding short-term and no long-term advances at December 31, 2024. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $1.717 billion at March 31, 2025.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At March 31, 2025, Trustmark had approximately $1.157 billion available in unencumbered Treasury and agency securities compared to $1.107 billion in unencumbered Treasury and agency securities at December 31, 2024.

Another borrowing source is the Discount Window. At March 31, 2025, Trustmark had approximately $1.183 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.187 billion at December 31, 2024.

During 2020, Trustmark issued $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. At March 31, 2025, the carrying amount of the subordinated notes was $123.8 million compared to $123.7 million at December 31, 2024. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At March 31, 2025, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of March 31, 2025, Management is not aware of any events that are reasonably likely to have a material adverse effect on Trustmark's liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part I. Item 1. – Financial Statements of this report and Trustmark's 2024 Annual Report for the expected timing of such payments as of March 31, 2025 and December 31, 2024. There have been no material changes in Trustmark's contractual obligations since year-end.

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

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At March 31, 2025, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.495 billion compared to $1.500 billion at December 31, 2024.

Trustmark records any gains or losses on these cash flow hedges in AOCI. Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $130 thousand of amortization expense for the three months ended March 31, 2025, compared to $85 thousand of amortization expense for the three months ended March 31, 2024. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. For the three months ended March 31, 2025, Trustmark reclassified a loss, net of tax, of $2.0 million into interest and fees on LHFS and LHFI, compared to a loss, net of tax, of $3.6 million for the same time period in 2024. During the next twelve months, Trustmark estimates that $6.2 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $84.0 million at March 31, 2025, with a positive valuation adjustment of $788 thousand, compared to $52.1 million, with a positive valuation adjustment of $229 thousand at December 31, 2024. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $117.5 million at March 31, 2025, with a negative valuation adjustment of $513 thousand, compared to $110.0 million, with a positive valuation adjustment of $679 thousand at December 31, 2024.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $324.0 million at March 31, 2025 compared to $311.5 million at December 31, 2024. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income (loss) in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $581 thousand and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. As of March 31, 2025, Trustmark had interest rate swaps with an aggregate notional amount of $1.874 billion related to this program, compared to $1.819 billion as of December 31, 2024.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At March 31, 2025, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $568 thousand at December 31, 2024. At March 31, 2025 and December 31, 2024, Trustmark had posted collateral of $2.1 million and $1.5 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at March 31, 2025, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At March 31, 2025, Trustmark had entered into eleven risk participation agreements as a beneficiary with an aggregate notional amount of $96.2 million compared to eleven risk participation agreements as a beneficiary with an aggregate notional amount of $83.9 million at December 31, 2024. At March 31, 2025, Trustmark had entered into twenty-nine risk participation agreements as a guarantor with an aggregate notional amount of $238.0 million compared to twenty-eight risk participation agreements as a guarantor with an aggregate notional amount of $229.1 million at December 31, 2024. The aggregate fair values of these risk participation agreements were immaterial at both March 31, 2025 and December 31, 2024.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at March 31, 2025 and 2024.

	Estimated % Change in Net Interest Income
	March 31,
Change in Interest Rates	2025	2024
+200 basis points	2.4%	1.4%
+100 basis points	1.2%	0.7%
-100 basis points	-1.7%	-0.8%
-200 basis points	-4.1%	-2.3%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at March 31, 2025 and 2024.

	Estimated % Change in Net Portfolio Value
	March 31,
Change in Interest Rates	2025	2024
+200 basis points	-1.0%	-1.9%
+100 basis points	-0.2%	-0.7%

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

At March 31, 2025, the MSR fair value was $134.4 million, compared to $138.0 million at March 31, 2024. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at March 31, 2025, would be a decline in fair value of approximately $4.9 million and $5.3 million, respectively, compared to a decline in fair value of approximately $5.0 million and $5.7 million, respectively, at March 31, 2024. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2024 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first three months of 2025.

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

ITEM 1A. RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s 2024 Annual Report.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended March 31, 2025 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2025 to January 31, 2025	243,717	$34.90	243,717	$91,495
February 1, 2025 to February 28, 2025	98,112	37.48	98,112	87,818
March 1, 2025 to March 31, 2025	81,411	34.79	81,411	84,986
Total	423,240		423,240

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of Trustmark’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Trustmark’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Thomas C. Owens
	Duane A. Dewey		Thomas C. Owens
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	May 6, 2025	DATE:	May 6, 2025