Form 10-Q
period 2025-06-30
TRUSTMARK CORP
filed 2025-08-05
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, there were 60,366,573 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, actions by the Board of Governors of the Federal Reserve System (FRB) that impact the level of market interest rates, local, state, national and international economic and market conditions, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets, changes in the level of nonperforming assets and charge-offs, an increase in unemployment levels, a slowdown in economic growth, changes in our ability to measure the fair value of assets in our portfolio, changes in the level and/or volatility of market interest rates, the impacts related to or resulting from bank failures and other economic and industry volatility, including potential increased regulatory requirements, the demand for the products and services we offer, potential unexpected adverse outcomes in pending litigation matters, our ability to attract and retain noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, pandemics or other health crises, acts of war or terrorism, potential market or regulatory effects of the current United States presidential administration’s policies, changes to the credit rating of U.S. Government securities and other risks described in our filings with the SEC.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$634,402	$567,251
Securities available for sale, at fair value (amortized cost: $1,762,504 - 2025 $1,719,537-2024; allowance for credit losses (ACL): $0)	1,782,092	1,692,534
Securities held to maturity, net of ACL of $0 (fair value: $1,247,682 - 2025; $1,259,107-2024)	1,290,572	1,335,385
Loans held for sale (LHFS)	219,649	200,307
Loans held for investment (LHFI)	13,464,780	13,089,942
Less ACL, LHFI	168,237	160,270
Net LHFI	13,296,543	12,929,672
Premises and equipment, net	228,964	235,410
Mortgage servicing rights (MSR)	132,702	139,317
Goodwill	334,605	334,605
Other real estate, net	8,972	5,917
Operating lease right-of-use assets	34,016	34,668
Other assets (1)	653,142	677,356
Total Assets	$18,615,659	$18,152,422

Liabilities
Deposits:
Noninterest-bearing	$3,135,435	$3,073,565
Interest-bearing	11,980,426	12,034,610
Total deposits	15,115,861	15,108,175
Federal funds purchased and securities sold under repurchase agreements	456,326	324,008
Other borrowings	558,654	301,541
Subordinated notes	123,812	123,702
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	25,891	29,392
Operating lease liabilities	38,091	38,698
Other liabilities	164,379	202,723
Total Liabilities	16,544,870	16,190,095

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 60,401,684 shares - 2025; 61,008,023 shares - 2024	12,585	12,711
Capital surplus	133,195	157,899
Retained earnings	1,955,498	1,875,376
Accumulated other comprehensive income (loss), net of tax	(30,489)	(83,659)
Total Shareholders' Equity	2,070,789	1,962,327
Total Liabilities and Shareholders' Equity	$18,615,659	$18,152,422

(1) During the first quarter of 2025, Trustmark reclassified its identifiable intangible assets, net to other assets. The prior period has been reclassified accordingly.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest Income
Interest and fees on LHFS & LHFI	$206,425	$213,095	$405,670	$419,187
Interest on securities:
Taxable	26,269	17,929	52,325	33,563
Tax exempt	—	1	—	4
Other interest income	4,734	8,126	8,580	16,237
Total Interest Income	237,428	239,151	466,575	468,991
Interest Expense
Interest on deposits	68,177	83,681	135,895	167,397
Interest on federal funds purchased and securities sold under repurchase agreements	4,513	5,663	8,811	11,254
Other interest expense	5,982	8,778	11,058	16,481
Total Interest Expense	78,672	98,122	155,764	195,132
Net Interest Income	158,756	141,029	310,811	273,859
Provision for credit losses (PCL), LHFI	5,346	14,696	13,471	22,404
PCL, off-balance sheet credit exposures	(670)	(3,600)	(3,501)	(3,792)
PCL, LHFI sale of 1-4 family mortgage loans	—	8,633	—	8,633
Net Interest Income After PCL	154,080	121,300	300,841	246,614
Noninterest Income (Loss)
Service charges on deposit accounts	10,585	10,924	21,221	21,882
Bank card and other fees	8,754	9,225	16,418	16,653
Mortgage banking, net	8,602	4,204	17,373	13,119
Wealth management	9,638	9,692	19,181	18,644
Other, net	2,311	7,461	8,281	10,563
Securities gains (losses), net	—	(182,792)	—	(182,792)
Total Noninterest Income (Loss)	39,890	(141,286)	82,474	(101,931)
Noninterest Expense
Salaries and employee benefits	68,298	64,838	136,790	130,325
Services and fees	26,998	24,743	53,245	49,174
Net occupancy - premises	7,507	7,265	14,892	14,535
Equipment expense	6,206	6,241	12,514	12,566
Other expense	16,105	15,239	31,684	31,390
Total Noninterest Expense	125,114	118,326	249,125	237,990
Income (Loss) From Continuing Operations Before Income Taxes	68,856	(138,312)	134,190	(93,307)
Income taxes from continuing operations	13,015	(37,707)	24,716	(30,875)
Income (Loss) From Continuing Operations	55,841	(100,605)	109,474	(62,432)
Income from discontinued operations before income taxes	—	232,640	—	237,152
Income taxes from discontinued operations	—	58,203	—	59,353
Income From Discontinued Operations	—	174,437	—	177,799
Net Income	$55,841	$73,832	$109,474	$115,367

Earnings (Loss) Per Share (EPS)
Basic EPS from continuing operations	$0.92	$(1.64)	$1.81	$(1.02)
Basic EPS from discontinued operations	—	2.85	—	2.91
Basic EPS (1)	0.92	1.21	1.81	1.89

Diluted EPS from continuing operations	$0.92	$(1.64)	$1.80	$(1.02)
Diluted EPS from discontinued operations	—	2.84	—	2.90
Diluted EPS (1)	0.92	1.20	1.80	1.88

(1) Due to rounding, earnings (loss) per share from continuing operations and discontinued operations may not sum to earnings per share from net income.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income per consolidated statements of income (loss)	$55,841	$73,832	$109,474	$115,367
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	10,493	(4,321)	34,943	(6,235)
Reclassification adjustment for net (gains) losses realized in net income	—	137,094	—	137,094
Change in net unrealized holding loss on securities transferred to held to maturity	2,587	2,753	5,156	5,499
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	3	20	6	41
Recognized net (gain) loss due to lump sum settlement	—	(10)	(38)	(10)
Change in net actuarial loss	45	64	99	135
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	3,074	(3,655)	8,983	(15,625)
Reclassification adjustment for (gain) loss realized in net income	2,011	3,652	4,021	7,267
Other comprehensive income (loss), net of tax	18,213	135,597	53,170	128,166
Comprehensive income (loss)	$74,054	$209,429	$162,644	$243,533

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2025	61,008,023	$12,711	$157,899	$1,875,376	$(83,659)	$1,962,327
Net income per consolidated statements of income (loss)	—	—	—	53,633	—	53,633
Other comprehensive income (loss), net of tax	—	—	—	—	34,957	34,957
Common stock dividends paid ($0.24 per share)	—	—	—	(14,732)	—	(14,732)
Shares withheld to pay taxes, long-term incentive plan	133,628	28	(2,443)	—	—	(2,415)
Repurchase and retirement of common stock	(423,240)	(88)	(14,926)	—	—	(15,014)
Compensation expense, long-term incentive plan	—	—	2,471	—	—	2,471
Balance, March 31, 2025	60,718,411	12,651	143,001	1,914,277	(48,702)	2,021,227
Net income per consolidated statements of income (loss)	—	—	—	55,841	—	55,841
Other comprehensive income (loss), net of tax	—	—	—	—	18,213	18,213
Common stock dividends paid ($0.24 per share)	—	—	—	(14,620)	—	(14,620)
Shares withheld to pay taxes, long-term incentive plan	24,173	5	(54)	—	—	(49)
Repurchase and retirement of common stock	(340,900)	(71)	(10,939)	—	—	(11,010)
Compensation expense, long-term incentive plan	—	—	1,187	—	—	1,187
Balance, June 30, 2025	60,401,684	$12,585	$133,195	$1,955,498	$(30,489)	$2,070,789

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity (continued)

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2024	61,071,173	$12,725	$159,688	$1,709,157	$(219,723)	$1,661,847
Net income per consolidated statements of income (loss)	—	—	—	41,535	—	41,535
Other comprehensive income (loss), net of tax	—	—	—	—	(7,431)	(7,431)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,207)	—	(14,207)
Shares withheld to pay taxes, long-term incentive plan	107,193	22	(1,405)	—	—	(1,383)
Compensation expense, long-term incentive plan	—	—	2,238	—	—	2,238
Balance, March 31, 2024	61,178,366	12,747	160,521	1,736,485	(227,154)	1,682,599
Net income per consolidated statements of income (loss)	—	—	—	73,832	—	73,832
Other comprehensive income (loss), net of tax	—	—	—	—	135,597	135,597
Common stock dividends paid ($0.23 per share)	—	—	—	(14,206)	—	(14,206)
Shares withheld to pay taxes, long-term incentive plan	27,603	6	(65)	—	—	(59)
Compensation expense, long-term incentive plan	—	—	1,378	—	—	1,378
Balance, June 30, 2024	61,205,969	$12,753	$161,834	$1,796,111	$(91,557)	$1,879,141

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income per consolidated statements of income (loss)	$109,474	$115,367
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	9,970	27,245
Depreciation and amortization	18,485	18,687
Net (accretion) amortization of securities	(11,989)	1,379
Securities (gains) losses, net	—	182,792
Gains on sales of loans, net	(9,850)	(10,160)
Gain on disposition of business	—	(228,272)
Compensation expense, long-term incentive plan	3,658	3,616
Deferred income tax provision	(925)	24,600
Proceeds from sales of loans held for sale	539,318	565,928
Purchases and originations of loans held for sale	(542,651)	(552,255)
Originations of mortgage servicing rights	(6,917)	(6,664)
Earnings on bank-owned life insurance	(3,776)	(1,210)
Net change in other assets	31,228	(19,580)
Net change in other liabilities	(20,785)	(130,212)
Other operating activities, net	4,786	(33,095)
Net cash from operating activities	120,026	(41,834)

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	51,921	63,771
Proceeds from maturities, prepayments and calls of securities available for sale	106,553	135,708
Proceeds from sales of securities available for sale	—	1,378,272
Purchases of securities held to maturity	—	(10,644)
Purchases of securities available for sale	(137,765)	(1,382,457)
Net proceeds from bank-owned life insurance	642	(27)
Net change in member bank stock	(6,518)	6,868
Net change in LHFI	(384,295)	(274,150)
Proceeds from sale of 1-4 family mortgage loans	—	43,935
Purchases of premises and equipment	(4,881)	(11,273)
Proceeds from sales of premises and equipment	3,533	2,218
Proceeds from sales of other real estate	1,814	3,733
Purchases of software	(4,868)	(2,913)
Investments in tax credit and other partnerships	(10,950)	(7,334)
Proceeds from disposition of business, net	—	321,345
Other, net	—	200
Net cash from investing activities	(384,814)	267,252

Financing Activities
Net change in deposits	7,686	(106,875)
Net change in federal funds purchased and securities sold under repurchase agreements	132,318	(91,624)
Net change in short-term borrowings	250,000	(150,001)
Payments on long-term FHLB advances	—	(58)
Payments under finance lease obligations	(225)	(207)
Common stock dividends	(29,352)	(28,413)
Repurchase and retirement of common stock	(26,024)	—
Shares withheld to pay taxes, long-term incentive plan	(2,464)	(1,442)
Net cash from financing activities	331,939	(378,620)

Net change in cash and cash equivalents	67,151	(153,202)
Cash and cash equivalents at beginning of period	567,251	975,343
Cash and cash equivalents at end of period	$634,402	$822,141

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through offices in Alabama, Florida, Georgia, Mississippi, Tennessee and Texas. As previously disclosed, on August 4, 2025, Trustmark’s principal subsidiary, Trustmark National Bank, initially chartered by the State of Mississippi in 1889, converted from a national banking association to a Mississippi-chartered banking corporation and changed its name to Trustmark Bank (TB).

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

Note 2 - Discontinued Operations

On May 31, 2024, TB completed the sale of its wholly owned subsidiary, Fisher Brown Bottrell Insurance, Inc. (FBBI), to Marsh & McLennan Agency LLC (MMA) for approximately $336.9 million in cash. The transaction resulted in a pre-tax net gain of $228.3 million. The gain, along with FBBI's historical financial results for periods prior to the sale, is reflected in Trustmark's consolidated financial statements as discontinued operations. FBBI's operating results prior to the sale have been presented as "Income From Discontinued Operations" within the accompanying consolidated statements of income (loss). Cash flows from both continuing and discontinued operations are included in the accompanying consolidated statements of cash flows.

The following table summarizes financial information related to FBBI which has been segregated from continuing operations and reported as discontinued operations for the periods presented ($ in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Noninterest income:
Insurance commissions	$12,264	$27,728
Gain on sale of discontinued operations, net	228,272	228,272
Other, net	(3)	527
Total noninterest income	240,533	256,527
Noninterest expense:
Salaries and employee benefits	6,292	16,263
Services and fees	296	704
Net occupancy - premises	43	269
Equipment expense	33	93
Other expense	1,229	2,046
Total noninterest expense	7,893	19,375
Income from discontinued operations before income taxes	232,640	237,152
Income taxes from discontinued operations	58,203	59,353
Income from discontinued operations	$174,437	$177,799

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2025 and December 31, 2024 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$212,654	$3,057	$(32)	$215,679	$30,226	$157	$(92)	$30,291
U.S. Government agency obligations	66,665	823	(1,688)	65,800	—	—	—	—
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	36,484	434	(2,848)	34,070	14,750	202	(783)	14,169
Issued by FNMA and FHLMC	1,097,750	27,544	(16,091)	1,109,203	398,161	4,468	(16,045)	386,584
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	109,697	687	(6,156)	104,228
Commercial mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	348,951	8,970	(581)	357,340	737,738	4,894	(30,222)	712,410
Total	$1,762,504	$40,828	$(21,240)	$1,782,092	$1,290,572	$10,408	$(53,298)	$1,247,682

	Securities Available for Sale				Securities Held to Maturity
December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Securities	$203,524	$548	$(1,403)	$202,669	$29,842	$1	$(522)	$29,321
U.S. Government agency obligations	41,194	—	(2,387)	38,807	—	—	—	—
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	31,365	3	(2,957)	28,411	16,218	—	(844)	15,374
Issued by FNMA and FHLMC	1,091,122	1,610	(22,194)	1,070,538	423,372	94	(23,853)	399,613
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	123,685	—	(8,004)	115,681
Commercial mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	352,332	827	(1,050)	352,109	742,268	3	(43,153)	699,118
Total	$1,719,537	$2,988	$(29,991)	$1,692,534	$1,335,385	$98	$(76,376)	$1,259,107

During 2022, Trustmark reclassified a total of $766.0 million of securities available for sale to securities held to maturity. At the date of these transfers, the net unrealized holding loss on the available for sale securities totaled approximately $91.9 million ($68.9 million, net of tax). The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of these transfers. At June 30, 2025, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets totaled $41.5 million compared to $46.6 million at December 31, 2024.

ACL on Securities

Securities Available for Sale

Quarterly, Trustmark evaluates if any security has a fair value less than its amortized cost. Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, Trustmark performs further analysis. If Trustmark determines that a credit loss exists, the credit portion of the allowance is measured by a discounted cash flow (DCF) analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss recorded by Trustmark is limited to the amount by which the amortized cost exceeds the fair value. The DCF analysis utilizes contractual maturities, as well as third-party credit ratings and cumulative default rates published annually by Moody’s Investor Service (Moody’s).

At both June 30, 2025 and December 31, 2024, the results of the analysis did not identify any securities that warranted DCF analysis, and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At June 30, 2025, accrued interest receivable totaled $5.6 million for securities available for sale compared to $5.0 million December 31, 2024 and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At June 30, 2025 and December 31, 2024, Trustmark identified no securities held to maturity with the potential for credit loss exposure. After applying appropriate analysis, the total amount of current expected credit losses was zero at June 30, 2025 and December 31, 2024. No reserve was recorded at either June 30, 2025 or December 31, 2024.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At June 30, 2025, accrued interest receivable totaled $2.3 million for securities held to maturity compared to $2.4 million at December 31, 2024 and was reported in other assets on the accompanying consolidated balance sheet.

At both June 30, 2025 and December 31, 2024, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at June 30, 2025 and December 31, 2024.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at June 30,2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Aaa	$53,200	$1,335,385
Aa1 to Aa3	1,237,372	—
Total	$1,290,572	$1,335,385

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded segregated by length of impairment at June 30, 2025 and December 31, 2024 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2025	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$60,071	$(124)	$—	$—	$60,071	$(124)
U.S. Government agency obligations	41,787	(1,688)	—	—	41,787	(1,688)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	17,977	(202)	30,256	(3,429)	48,233	(3,631)
Issued by FNMA and FHLMC	339,853	(5,930)	220,455	(26,206)	560,308	(32,136)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	106,057	(6,156)	106,057	(6,156)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	3,083	(42)	774,119	(30,761)	777,202	(30,803)
Total	$462,771	$(7,986)	$1,130,887	$(66,552)	$1,593,658	$(74,538)

December 31, 2024
U.S. Treasury Securities	$123,277	$(1,925)	$—	$—	$123,277	$(1,925)
U.S. Government agency obligations	38,807	(2,387)	—	—	38,807	(2,387)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	15,802	(293)	27,803	(3,508)	43,605	(3,801)
Issued by FNMA and FHLMC	981,747	(13,848)	237,487	(32,199)	1,219,234	(46,047)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	115,681	(8,004)	115,681	(8,004)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	164,971	(536)	767,566	(43,667)	932,537	(44,203)
Total	$1,324,604	$(18,989)	$1,148,537	$(87,378)	$2,473,141	$(106,367)

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

	Three Months Ended June 30,		Six Months Ended June 30,
Available for Sale	2025	2024	2025	2024
Proceeds from calls and sales of securities	$—	$1,378,272	$—	$1,378,272
Gross realized (losses)	—	(182,792)	—	(182,792)

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

Securities Pledged

Securities with a carrying value of $1.783 billion and $1.910 billion at June 30, 2025 and December 31, 2024, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both June 30, 2025 and December 31, 2024, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2025, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$33,868	$34,004	$—	$—
Due after one year through five years	49,590	50,196	30,226	30,291
Due after five years through ten years	195,861	197,279	—	—
	279,319	281,479	30,226	30,291
Mortgage-backed securities	1,483,185	1,500,613	1,260,346	1,217,391
Total	$1,762,504	$1,782,092	$1,290,572	$1,247,682

Note 4 – LHFI and ACL, LHFI

At June 30, 2025 and December 31, 2024, LHFI consisted of the following ($ in thousands):

	June 30, 2025	December 31, 2024
Loans secured by real estate:
Construction, land development and other land	$560,913	$587,244
Other secured by 1-4 family residential properties	689,089	650,550
Secured by nonfarm, nonresidential properties	3,478,932	3,533,282
Other real estate secured	1,918,341	1,633,830
Other loans secured by real estate:
Other construction	794,310	829,904
Secured by 1-4 family residential properties	2,368,273	2,298,993
Commercial and industrial loans	1,832,295	1,840,722
Consumer loans	152,921	156,569
State and other political subdivision loans	961,251	969,836
Other commercial loans and leases	708,455	589,012
LHFI	13,464,780	13,089,942
Less ACL	168,237	160,270
Net LHFI	$13,296,543	$12,929,672

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At June 30, 2025 and December 31, 2024, accrued interest receivable for LHFI totaled $63.6 million and $64.7 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheets.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At June 30, 2025, Trustmark’s geographic loan distribution was concentrated primarily in its six key market regions: Alabama, Florida, Georgia, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended June 30, 2025 and 2024.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$—	$289	$—
Other secured by 1-4 family residential properties	481	7,682	303
Secured by nonfarm, nonresidential properties	—	3,283	—
Other real estate secured	234	333	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,503	45,944	3,181
Commercial and industrial loans	9	22,342	—
Consumer loans	—	350	370
Other commercial loans and leases	—	777	—
Total	$2,227	$81,000	$3,854

	December 31, 2024
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$—	$366	$159
Other secured by 1-4 family residential properties	521	7,275	266
Secured by nonfarm, nonresidential properties	426	13,061	—
Other real estate secured	1,904	1,984	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,533	31,583	3,253
Commercial and industrial loans	16	24,525	—
Consumer loans	—	236	414
Other commercial loans and leases	—	1,079	—
Total	$4,400	$80,109	$4,092

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$888	$30	$105	$1,023	$559,890	$560,913
Other secured by 1-4 family residential properties	5,515	3,025	2,991	11,531	677,558	689,089
Secured by nonfarm, nonresidential properties	732	105	3,029	3,866	3,475,066	3,478,932
Other real estate secured	221	64	298	583	1,917,758	1,918,341
Other loans secured by real estate:
Other construction	—	—	—	—	794,310	794,310
Secured by 1-4 family residential properties	17,853	6,654	28,671	53,178	2,315,095	2,368,273
Commercial and industrial loans	1,146	317	19,944	21,407	1,810,888	1,832,295
Consumer loans	1,202	486	397	2,085	150,836	152,921
State and other political subdivision loans	—	—	—	—	961,251	961,251
Other commercial loans and leases	90	19	—	109	708,346	708,455
Total	$27,647	$10,700	$55,435	$93,782	$13,370,998	$13,464,780

	December 31, 2024
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$199	$—	$324	$523	$586,721	$587,244
Other secured by 1-4 family residential properties	5,656	1,821	3,223	10,700	639,850	650,550
Secured by nonfarm, nonresidential properties	1,488	380	3,111	4,979	3,528,303	3,533,282
Other real estate secured	1,979	—	28	2,007	1,631,823	1,633,830
Other loans secured by real estate:
Other construction	—	—	—	—	829,904	829,904
Secured by 1-4 family residential properties	17,898	7,111	21,524	46,533	2,252,460	2,298,993
Commercial and industrial loans	1,114	13,300	8,835	23,249	1,817,473	1,840,722
Consumer loans	1,930	600	414	2,944	153,625	156,569
State and other political subdivision loans	24	—	—	24	969,812	969,836
Other commercial loans and leases	168	67	69	304	588,708	589,012
Total	$30,456	$23,279	$37,528	$91,263	$12,998,679	$13,089,942

Modified LHFI

Occasionally, Trustmark modifies loans for borrowers experiencing financial difficulties by providing payment delays, interest-only payments for an extended period of time, maturity extensions or interest rate reductions. Other concessions may arise from court proceedings or may be imposed by law. In some cases, Trustmark provides multiple types of concessions on one loan.

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

	Three Months Ended June 30, 2025
	Payment Delay	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$873	$873	0.13%
Other real estate secured	—	14,744	14,744	0.77%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	3,643	3,643	0.15%
Commercial and industrial loans	570	—	570	0.03%
Total	$570	$19,260	$19,830	0.15%

	Three Months Ended June 30, 2024
	Term Extension	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$493	0.08%
Total	$493	0.00%

	Six Months Ended June 30, 2025
	Payment Delay	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$1,616	$1,616	0.23%
Other real estate secured	—	14,744	14,744	0.77%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	5,751	5,751	0.24%
Commercial and industrial loans	12,847	—	12,847	0.70%
Total	$12,847	$22,111	$34,958	0.26%

	Six Months Ended June 30, 2024
	Term Extension	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$1,891	0.29%
Total	$1,891	0.01%

The following tables detail the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods presented:

Three Months Ended June 30, 2025
Financial Effect
	Payment Delay	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified one loan and thirteen lines of credit to amortize over twenty-four month terms
Other real estate secured		Extended maturity of one loan by twelve months
Other loans secured by real estate:
Secured by 1-4 family residential properties		Re-amortized twenty-one loans with term adjusted by weighted average of forty-four months
Commercial and industrial loans	Three interest-only payments on four loans

Three Months Ended June 30, 2024
Financial Effect
Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties	Modified two loans and lines of credit to amortize over 24 month terms

Six Months Ended June 30, 2025
Financial Effect
	Payment Delay	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified two loans and twenty-four lines of credit to amortize over a twenty-four month term
Other real estate secured		Extended maturity of one loan by twelve months
Other loans secured by real estate:
Secured by 1-4 family residential properties		Re-amortized thirty-three loans with term adjusted by weighted-average of thirty-eight months
Commercial and industrial loans	One loan with eight monthly interest payments deferred and four loans with three interest-only monthly payments

Six Months Ended June 30, 2024
Financial Effect
Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties	Modified three loans and lines of credit to amortize over 24 month terms.

At June 30, 2025, Trustmark had $256 thousand of unused commitments on modified loans to borrowers experiencing financial difficulty compared to none at June 30, 2024.

For all loans modified in the previous twelve months to borrowers experiencing financial difficulty, Trustmark had payment defaults during the three months ended June 30, 2025 on $18.4 million of loans in the commercial and industrial portfolio that had received payment delay modifications. For all loans modified in the previous twelve months to borrowers experiencing financial difficulty, Trustmark had payment defaults during the six months ended June 30, 2025 on $18.4 million of loans in the commercial & industrial portfolio that had received payment delay modifications and $38 thousand of loans in the other secured by 1-4 family residential properties that had received a term extension modification. During the three and six months ended June 30, 2024, payment defaults of LHFI that were modified within the twelve months prior to borrowers experiencing financial difficulty were immaterial.

Trustmark has utilized loans 90 days or more past due to define payment default in determining modified loans that have subsequently defaulted. If Trustmark determines that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off against the ACL, LHFI.

Trustmark closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide details of the performance of such LHFI that have been modified in the preceding twelve months as of June 30, 2025 and 2024 ($ in thousands):

	June 30, 2025
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$128	$644	$—	$772	$2,360	$3,132
Other real estate secured	—	—	—	—	14,744	$14,744
Other loans secured by real estate:
Secured by 1-4 family residential properties	642	—	—	642	5,233	5,875
Commercial and industrial loans	—	—	18,372	18,372	570	18,942
Total	$770	$644	$18,372	$19,786	$22,907	$42,693

	June 30, 2024
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$540	$—	$—	$540	$1,351	$1,891

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$481	$—	$—	$481
Secured by nonfarm, nonresidential properties	426	—	—	426
Other real estate secured	14,978	—	—	14,978
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,503	—	—	1,503
Commercial and industrial loans	—	1,971	19,377	21,348
Other commercial loans and leases	—	—	764	764
Total	$17,388	$1,971	$20,141	$39,500

	December 31, 2024
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$521	$—	$—	$521
Secured by nonfarm, nonresidential properties	9,783	—	—	9,783
Other real estate secured	1,904	—	—	1,904
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,533	—	—	1,533
Commercial and industrial loans	—	1,818	20,685	22,503
Other commercial loans and leases	—	—	896	896
Total	$13,741	$1,818	$21,581	$37,140

A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The following provides a qualitative description by class of loan of the collateral that secures Trustmark’s collateral-dependent LHFI:

•
Loans secured by real estate – Loans within these loan classes are secured by liens on real estate properties. During the second quarter of 2025, one relationship had a decrease in collateral value that secures the credit. There have been no other significant changes to the collateral that secures these financial assets during the period.
•
Other loans secured by real estate – Loans within these loan classes are secured by liens on real estate properties. There have been no significant changes to the collateral that secures these financial assets during the period.
•
Commercial and industrial loans – Loans within this loan class are primarily secured by inventory, accounts receivables, equipment and other non-real estate collateral. During the second quarter of 2025, one relationship had a decrease in collateral value that secures the credit. There have been no other significant changes to the collateral that secures these financial assets during the period.
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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at June 30, 2025 and December 31, 2024 ($ in thousands):

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of June 30, 2025	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$165,715	$196,937	$36,550	$25,622	$16,326	$7,018	$46,605	$494,773
Special Mention - RR 7	—	—	—	3,115	—	—	—	3,115
Substandard - RR 8	824	1,538	—	749	87	—	167	3,365
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	166,539	198,475	36,550	29,486	16,413	7,018	46,772	501,253
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$23,706	$27,709	$21,090	$20,705	$21,758	$9,719	$8,812	$133,499
Special Mention - RR 7	—	26	—	—	23	—	—	49
Substandard - RR 8	128	130	642	1,131	542	338	22	2,933
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	23,834	27,865	21,732	21,836	22,323	10,057	8,834	136,481
Current period gross charge-offs	—	—	—	—	—	—	—	—

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$348,760	$444,860	$433,096	$803,777	$397,113	$685,602	$148,351	$3,261,559
Special Mention - RR 7	17,343	23,412	—	43,488	6,038	1,155	778	92,214
Substandard - RR 8	6,612	2,904	1,210	44,006	34,134	36,248	38	125,152
Doubtful - RR 9	3	—	—	—	—	4	—	7
Total	372,718	471,176	434,306	891,271	437,285	723,009	149,167	3,478,932
Current period gross charge-offs	—	—	—	—	—	(2,005)	—	(2,005)

Other real estate secured:
Pass - RR 1 through RR 6	$159,377	$93,323	$292,157	$810,477	$230,947	$120,494	$17,372	$1,724,147
Special Mention - RR 7	10,596	—	21,500	—	—	—	11	32,107
Substandard - RR 8	2	14,571	22,180	51,844	27,796	44,863	186	161,442
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	169,975	107,894	335,837	862,321	258,743	165,357	17,569	1,917,696
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of June 30, 2025	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$39,096	$215,417	$398,533	$89,820	$—	$—	$28,503	$771,369
Special Mention - RR 7	—	—	5,121	—	—	—	—	5,121
Substandard - RR 8	—	—	—	17,820	—	—	—	17,820
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	39,096	215,417	403,654	107,640	—	—	28,503	794,310
Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial loans:
Pass - RR 1 through RR 6	$350,258	$367,355	$291,524	$156,844	$66,457	$40,575	$494,288	$1,767,301
Special Mention - RR 7	—	257	3,685	11,315	14	—	12,219	27,490
Substandard - RR 8	967	2,095	951	9,834	3,512	12,854	7,134	37,347
Doubtful - RR 9	—	51	20	9	—	2	75	157
Total	351,225	369,758	296,180	178,002	69,983	53,431	513,716	1,832,295
Current period gross charge-offs	—	(330)	(610)	(558)	(214)	(455)	(263)	(2,430)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$52,497	$136,932	$78,121	$208,961	$124,068	$353,150	$7,522	$961,251
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	52,497	136,932	78,121	208,961	124,068	353,150	7,522	961,251
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$98,587	$158,850	$134,105	$5,319	$5,778	$56,311	$242,443	$701,393
Special Mention - RR 7	—	438	394	—	—	—	—	832
Substandard - RR 8	18	1,979	2,128	362	515	296	928	6,226
Doubtful - RR 9	—	4	—	—	—	—	—	4
Total	98,605	161,271	136,627	5,681	6,293	56,607	243,371	708,455
Current period gross charge-offs	—	(54)	—	(30)	—	—	—	(84)

Total commercial LHFI	$1,274,489	$1,688,788	$1,743,007	$2,305,198	$935,108	$1,368,629	$1,015,454	$10,330,673
Total commercial LHFI gross charge-offs	$—	$(384)	$(610)	$(588)	$(214)	$(2,460)	$(263)	$(4,519)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of June 30, 2025	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$13,451	$26,547	$12,853	$3,117	$1,361	$2,109	$—	$59,438
Past due 30-89 days	—	—	50	—	—	42	—	92
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	30	19	62	19	—	130
Total	13,451	26,547	12,933	3,136	1,423	2,170	—	59,660
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$13,757	$21,103	$16,158	$5,892	$4,896	$10,517	$467,922	$540,245
Past due 30-89 days	—	193	8	33	2	611	4,284	5,131
Past due 90 days or more	—	—	—	—	—	—	303	303
Nonaccrual	22	39	11	62	91	715	5,989	6,929
Total	13,779	21,335	16,177	5,987	4,989	11,843	478,498	552,608
Current period gross charge-offs	—	(5)	—	(41)	—	(2)	(259)	(307)

Other real estate secured:
Current	$338	$223	$—	$—	$—	$84	$—	$645
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	338	223	—	—	—	84	—	645
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$176,599	$280,549	$209,477	$764,662	$434,865	$431,490	$—	$2,297,642
Past due 30-89 days	7	589	5,559	7,958	3,873	3,520	—	21,506
Past due 90 days or more	—	7	992	1,074	650	458	—	3,181
Nonaccrual	—	291	6,544	24,905	7,758	6,446	—	45,944
Total	176,606	281,436	222,572	798,599	447,146	441,914	—	2,368,273
Current period gross charge-offs	—	—	(297)	(564)	(53)	(16)	—	(930)

Consumer loans:
Current	$31,111	$37,860	$14,745	$10,059	$3,373	$512	$52,860	$150,520
Past due 30-89 days	426	126	150	30	—	—	949	1,681
Past due 90 days or more	48	29	14	2	—	—	277	370
Nonaccrual	—	47	175	50	53	5	20	350
Total	31,585	38,062	15,084	10,141	3,426	517	54,106	152,921
Current period gross charge-offs	(2,132)	(310)	(325)	(93)	(5)	(26)	(1,434)	(4,325)

Total consumer LHFI	$235,759	$367,603	$266,766	$817,863	$456,984	$456,528	$532,604	$3,134,107
Total consumer LHFI gross charge-offs	$(2,132)	$(315)	$(622)	$(698)	$(58)	$(44)	$(1,693)	$(5,562)

Total LHFI	$1,510,248	$2,056,391	$2,009,773	$3,123,061	$1,392,092	$1,825,157	$1,548,058	$13,464,780
Total current period gross charge-offs	$(2,132)	$(699)	$(1,232)	$(1,286)	$(272)	$(2,504)	$(1,956)	$(10,081)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$324,775	$83,503	$33,580	$23,124	$8,145	$1,587	$42,469	$517,183
Special Mention - RR 7	2,165	—	—	—	—	—	2,002	4,167
Substandard - RR 8	17	62	226	983	—	—	176	1,464
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	326,957	83,565	33,806	24,107	8,145	1,587	44,647	522,814
Current period gross charge-offs	—	—	—	—	—	(24)	—	(24)

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$31,013	$24,339	$22,693	$24,090	$11,635	$2,106	$7,742	$123,618
Special Mention - RR 7	27	—	—	32	—	—	—	59
Substandard - RR 8	125	375	555	328	—	191	27	1,601
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	31,165	24,714	23,248	24,450	11,635	2,297	7,769	125,278
Current period gross charge-offs	—	—	—	—	—	(16)	—	(16)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$542,747	$441,159	$880,511	$429,929	$464,504	$392,802	$127,812	$3,279,464
Special Mention - RR 7	16,266	—	52,093	—	17,978	3,335	—	89,672
Substandard - RR 8	10,007	7,321	41,686	37,915	25,601	41,598	—	164,128
Doubtful - RR 9	11	—	—	—	—	7	—	18
Total	569,031	448,480	974,290	467,844	508,083	437,742	127,812	3,533,282
Current period gross charge-offs	—	—	—	(2,529)	—	(16)	—	(2,545)

Other real estate secured:
Pass - RR 1 through RR 6	$152,314	$157,827	$726,814	$233,861	$137,786	$43,478	$7,434	$1,459,514
Special Mention - RR 7	—	7,450	15,481	41,019	—	—	263	64,213
Substandard - RR 8	14,610	—	26,685	42,636	252	25,419	244	109,846
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	166,924	165,277	768,980	317,516	138,038	68,897	7,941	1,633,573
Current period gross charge-offs	—	—	(89)	—	—	—	—	(89)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$115,221	$410,064	$201,526	$20,647	$—	$—	$18,400	$765,858
Special Mention - RR 7	—	2,250	24,557	—	—	—	—	26,807
Substandard - RR 8	—	—	17,820	—	19,419	—	—	37,239
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	115,221	412,314	243,903	20,647	19,419	—	18,400	829,904
Current period gross charge-offs	—	(14)	(2,493)	—	—	—	—	(2,507)

Commercial and industrial loans:
Pass - RR 1 through RR 6	$505,557	$365,724	$231,875	$98,318	$45,551	$27,456	$462,740	$1,737,221
Special Mention - RR 7	—	564	14,066	15	—	—	13,836	28,481
Substandard - RR 8	7,204	1,113	39,698	5,091	891	12,905	7,598	74,500
Doubtful - RR 9	227	—	35	145	1	2	110	520
Total	512,988	367,401	285,674	103,569	46,443	40,363	484,284	1,840,722
Current period gross charge-offs	(341)	(1,211)	(640)	(3,251)	(158)	(3,132)	(315)	(9,048)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$156,130	$82,532	$212,528	$135,251	$78,543	$302,709	$2,143	$969,836
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	156,130	82,532	212,528	135,251	78,543	302,709	2,143	969,836
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$157,619	$148,099	$7,371	$9,800	$15,606	$45,227	$203,345	$587,067
Special Mention - RR 7	—	—	116	48	—	—	—	164
Substandard - RR 8	55	682	116	12	—	—	901	1,766
Doubtful - RR 9	9	—	6	—	—	—	—	15
Total	157,683	148,781	7,609	9,860	15,606	45,227	204,246	589,012
Current period gross charge-offs	(25)	—	(38)	—	—	(32)	—	(95)

Total commercial LHFI	$2,036,099	$1,733,064	$2,550,038	$1,103,244	$825,912	$898,822	$897,242	$10,044,421
Total commercial LHFI gross charge-offs	$(366)	$(1,225)	$(3,260)	$(5,780)	$(158)	$(3,220)	$(315)	$(14,324)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$31,478	$22,752	$4,302	$2,762	$930	$1,804	$—	$64,028
Past due 30-89 days	—	47	11	—	—	106	—	164
Past due 90 days or more	91	—	—	68	—	—	—	159
Nonaccrual	—	31	21	4	—	23	—	79
Total	31,569	22,830	4,334	2,834	930	1,933	—	64,430
Current period gross charge-offs	—	—	—	—	—	(8)	—	(8)

Other secured by 1-4 family residential properties:
Current	$24,756	$17,202	$6,733	$5,260	$3,651	$9,563	$445,598	$512,763
Past due 30-89 days	569	38	67	66	3	579	4,524	5,846
Past due 90 days or more	21	—	8	—	—	17	219	265
Nonaccrual	71	5	69	44	103	593	5,513	6,398
Total	25,417	17,245	6,877	5,370	3,757	10,752	455,854	525,272
Current period gross charge-offs	(29)	(87)	(233)	(40)	(31)	(76)	—	(496)

Other real estate secured:
Current	$161	$—	$—	$—	$68	$28	$—	$257
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	161	—	—	—	68	28	—	257
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$274,500	$224,266	$808,527	$459,191	$161,856	$314,906	$—	$2,243,246
Past due 30-89 days	169	4,405	9,883	4,082	814	1,558	—	20,911
Past due 90 days or more	4	1,263	1,098	461	170	257	—	3,253
Nonaccrual	568	3,744	17,306	5,009	1,394	3,562	—	31,583
Total	275,241	233,678	836,814	468,743	164,234	320,283	—	2,298,993
Current period gross charge-offs	—	(228)	(9,910)	(143)	(6)	(17)	—	(10,304)

Consumer loans:
Current	$55,908	$22,226	$12,922	$4,654	$1,188	$105	$56,423	$153,426
Past due 30-89 days	844	396	323	4	—	13	913	2,493
Past due 90 days or more	38	67	17	4	—	—	288	414
Nonaccrual	25	49	63	61	19	—	19	236
Total	56,815	22,738	13,325	4,723	1,207	118	57,643	156,569
Current period gross charge-offs	(5,929)	(785)	(470)	(131)	(100)	(337)	(2,065)	(9,817)

Total consumer LHFI	$389,203	$296,491	$861,350	$481,670	$170,196	$333,114	$513,497	$3,045,521
Total consumer LHFI gross charge-offs	$(5,958)	$(1,100)	$(10,613)	$(314)	$(137)	$(438)	$(2,065)	$(20,625)

Total LHFI	$2,425,302	$2,029,555	$3,411,388	$1,584,914	$996,108	$1,231,936	$1,410,739	$13,089,942
Total current period gross charge-offs	$(6,324)	$(2,325)	$(13,873)	$(6,094)	$(295)	$(3,658)	$(2,380)	$(34,949)

Past Due LHFS

LHFS past due 90 days or more totaled $75.6 million and $71.3 million at June 30, 2025 and December 31, 2024, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2025 or 2024.

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

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers at June 30, 2025 and December 31, 2024:

Portfolio Segment	Loan Class	Loan Pool	Methodology	Loss Drivers
Loans secured by real estate	Construction, land development and other land	1-4 family residential construction	DCF	BBB 7-10 US CBI (1), National Unemployment
		Lots and development	DCF	National HPI, National Unemployment
		Unimproved land	DCF	National HPI, National Unemployment
		All other consumer	DCF	National HPI, National Unemployment
	Other secured by 1-4 family residential properties	Consumer 1-4 family - 1st liens	DCF	National HPI, Southern Unemployment (2)
		All other consumer	DCF	National HPI, National Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National CRE Price Index
	Secured by nonfarm, nonresidential properties	Nonowner-occupied - hotel/motel	DCF	National CRE Price Index, Southern Unemployment
		Nonowner-occupied - office	DCF	National CRE Price Index, Southern Unemployment
		Nonowner-occupied- Retail	DCF	National CRE Price Index, Southern Unemployment
		Nonowner-occupied - senior living/nursing homes	DCF	National CRE Price Index, Southern Unemployment
		Nonowner-occupied - all other	DCF	National CRE Price Index, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National CRE Price Index
	Other real estate secured	Nonresidential nonowner -occupied - apartments	DCF	National CRE Price Index, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National CRE Price Index
		Nonowner-occupied - all other	DCF	National CRE Price Index, Southern Unemployment
Other loans secured by real estate	Other construction	Other construction	DCF	National CRE Price Index, National Unemployment, BBB 7-10 US CBI
	Secured by 1-4 family residential properties	Trustmark mortgage	WARM	Southern Unemployment
Commercial and industrial loans	Commercial and industrial loans	Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data
		Equipment finance loans	WARM	Southern Unemployment, National GDP
		Credit cards	WARM	Trustmark call report data
Consumer loans	Consumer loans	Credit cards	WARM	Trustmark call report data
		Overdrafts	Loss Rate	Trustmark historical data
		All other consumer	DCF	National HPI, National Unemployment
State and other political subdivision loans	State and other political subdivision loans	Obligations of state and political subdivisions	DCF	Moody's Bond Default Study
Other commercial loans and leases	Other commercial loans and leases	Other loans	DCF	BBB 7-10 US CBI, Southern Unemployment
		Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data
		Equipment finance leases	WARM	Southern Unemployment, National GDP

(1) Loss driver was National HPI at December 31, 2024.

(2) Loss driver was National Unemployement at December 31, 2024.

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

•
Lending policies and procedures
•
Economic conditions and concentrations of credit
•
Nature and volume of the portfolio
•
Performance trends
•
External factors

While all these factors are incorporated into the overall methodology, only four are currently considered active at June 30, 2025: (i) economic conditions and concentrations of credit, (ii) nature and volume of the portfolio, (iii) performance trends and (iv) external factors.

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

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$7,349	$7,349	$—	560,913	$560,913
Other secured by 1-4 family residential properties	—	12,665	12,665	481	688,608	689,089
Secured by nonfarm, nonresidential properties	141	34,876	35,017	426	3,478,506	3,478,932
Other real estate secured	—	23,505	23,505	14,978	1,903,363	1,918,341
Other loans secured by real estate:
Other construction	—	8,142	8,142	—	794,310	794,310
Secured by 1-4 family residential properties	—	38,985	38,985	1,503	2,366,770	2,368,273
Commercial and industrial loans	12,685	15,780	28,465	21,348	1,810,947	1,832,295
Consumer loans	—	5,111	5,111	—	152,921	152,921
State and other political subdivision loans	—	1,547	1,547	—	961,251	961,251
Other commercial loans and leases	764	6,687	7,451	764	707,691	708,455
Total	$13,590	$154,647	$168,237	$39,500	$13,425,280	$13,464,780

	December 31, 2024
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$6,452	$6,452	$—	$587,244	$587,244
Other secured by 1-4 family residential properties	—	11,347	11,347	521	650,029	650,550
Secured by nonfarm, nonresidential properties	2,251	35,645	37,896	9,783	3,523,499	3,533,282
Other real estate secured	—	19,491	19,491	1,904	1,631,926	1,633,830
Other loans secured by real estate:
Other construction	—	13,297	13,297	—	829,904	829,904
Secured by 1-4 family residential properties	—	32,129	32,129	1,533	2,297,460	2,298,993
Commercial and industrial loans	10,518	16,502	27,020	22,503	1,818,219	1,840,722
Consumer loans	—	5,141	5,141	—	156,569	156,569
State and other political subdivision loans	—	1,250	1,250	—	969,836	969,836
Other commercial loans and leases	892	5,355	6,247	896	588,116	589,012
Total	$13,661	$146,609	$160,270	$37,140	$13,052,802	$13,089,942

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$167,010	$142,998	$160,270	$139,367
Loans charged-off, sale of 1-4 family mortgage loans	—	(8,633)	—	(8,633)
Loans charged-off	(6,380)	(5,120)	(10,081)	(11,444)
Recoveries	2,261	2,111	4,577	4,358
Net (charge-offs) recoveries	(4,119)	(11,642)	(5,504)	(15,719)
PCL, LHFI	5,346	14,696	13,471	22,404
PCL, LHFI sale of 1-4 family mortgage loans	—	8,633	—	8,633
Balance at end of period	$168,237	$154,685	$168,237	$154,685

The following tables detail changes in the ACL, LHFI by loan class for the periods presented ($ in thousands):

	Three Months Ended June 30, 2025
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$6,982	$—	$194	$173	$7,349
Other secured by 1-4 family residential properties	12,476	(139)	123	205	12,665
Secured by nonfarm, nonresidential properties	39,973	(2,005)	—	(2,951)	35,017
Other real estate secured	23,348	—	—	157	23,505
Other loans secured by real estate:
Other construction	9,860	—	1	(1,719)	8,142
Secured by 1-4 family residential properties	35,602	(550)	160	3,773	38,985
Commercial and industrial loans	25,396	(1,549)	264	4,354	28,465
Consumer loans	5,238	(2,121)	1,458	536	5,111
State and other political subdivision loans	1,605	—	—	(58)	1,547
Other commercial loans and leases	6,530	(16)	61	876	7,451
Total	$167,010	$(6,380)	$2,261	$5,346	$168,237

The PCL, LHFI for the three months ended June 30, 2025 was primarily due to loan growth and changes in the macroeconomic forecast.

The negative PCL, LHFI for the secured by nonfarm, nonresidential properties and other construction loans portfolios for the three months ended June 30, 2025 was primarily due to positive credit migration.

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

	Six Months Ended June 30, 2025
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$6,452	$—	$196	$701	$7,349
Other secured by 1-4 family residential properties	11,347	(307)	222	1,403	12,665
Secured by nonfarm, nonresidential properties	37,896	(2,005)	—	(874)	35,017
Other real estate secured	19,491	—	77	3,937	23,505
Other loans secured by real estate:
Other construction	13,297	—	3	(5,158)	8,142
Secured by 1-4 family residential properties	32,129	(930)	441	7,345	38,985
Commercial and industrial loans	27,020	(2,430)	499	3,376	28,465
Consumer loans	5,141	(4,325)	3,046	1,249	5,111
State and other political subdivision loans	1,250	—	—	297	1,547
Other commercial loans and leases	6,247	(84)	93	1,195	7,451
Total	$160,270	$(10,081)	$4,577	$13,471	$168,237

The PCL, LHFI for the six months ended June 30, 2025 was primarily due to loan growth, changes in the macroeconomic forecast, coupled with net adjustments to the qualitative factors due to credit migration and modeling assumption updates to utilize bank historical data.

The negative PCL, LHFI for the other construction and secured by nonfarm, nonresidential properties portfolios for the six months ended June 30, 2025 was primarily due to segmentation migration, positive credit migration and a decline in loan balances.

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

Note 5 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$139,317	$131,870
Origination of servicing assets	6,917	6,664
Change in fair value:
Due to market changes	(7,874)	3,497
Due to run-off	(5,658)	(5,373)
Balance at end of period	$132,702	$136,658

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At June 30, 2025, the fair value of the MSR included an assumed average prepayment speed of 9 CPR and an average discount rate of 10.65% compared to an assumed average prepayment speed of 8 CPR and an average discount rate of 10.72% at June 30, 2024.

Mortgage Loans Serviced/Sold

During the first six months of 2025 and 2024, Trustmark sold $530.6 million and $555.1 million, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $9.9 million for the first six months of 2025 compared to $10.2 million for the first six months of 2024.

The table below details the mortgage loans sold and serviced for others at June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Federal National Mortgage Association	$4,782,206	$4,821,246
Government National Mortgage Association	3,772,994	3,695,419
Federal Home Loan Mortgage Corporation	266,938	213,358
Other	36,537	32,686
Total mortgage loans sold and serviced for others	$8,858,675	$8,762,709

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expense is included in other expense. Trustmark had no mortgage loan servicing putback expense for the three and six months ended June 30, 2025 and 2024. At both June 30, 2025 and 2024, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 6 – Other Real Estate

At June 30, 2025, Trustmark’s geographic other real estate distribution was concentrated in its Alabama, Mississippi, Tennessee and Texas market regions. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these regions.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$5,917	$6,867
Additions	5,132	4,128
Disposals	(1,958)	(4,695)
(Write-downs) recoveries	(119)	286
Balance at end of period	$8,972	$6,586

Gains (losses), net on the sale of other real estate included in other real estate expense	$(144)	$(962)

At June 30, 2025 and December 31, 2024, other real estate by type of property consisted of the following ($ in thousands):

	June 30, 2025	December 31, 2024
Construction, land development and other land properties	$—	$46
1-4 family residential properties	3,242	2,260
Nonfarm, nonresidential properties	3,912	3,611
Other real estate properties	1,818	—
Total other real estate	$8,972	$5,917

At June 30, 2025 and December 31, 2024, other real estate by geographic location consisted of the following ($ in thousands):

	June 30, 2025	December 31, 2024
Alabama	$772	$170
Mississippi (1)	4,860	2,407
Tennessee (2)	1,079	1,079
Texas	2,261	2,261
Total other real estate	$8,972	$5,917
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At June 30, 2025, the balance of other real estate included $3.2 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $2.3 million at December 31, 2024. At June 30, 2025 and December 31, 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $5.4 million and $7.6 million, respectively.

Note 7 – Leases

Lessor Arrangements

Trustmark leases certain types of machinery and equipment to its customers through sales-type and direct financing leases as part of its equipment financing portfolio. These leases generally have remaining lease terms of one to eight years, some of which include renewal options and/or options for the lessee to purchase the leased property near or at the end of the lease term. Trustmark recognized interest income from its sales-type and direct financing leases of $4.2 million and $7.8 million for the three and six months ended June 30, 2025, respectively, compared to $3.0 million and $5.4 million for the three and six months ended June 30, 2024, respectively. Trustmark does not have any significant operating leases in which it is the lessor.

The table below summarizes the components of Trustmark's net investment in its sales-type and direct financing leases for the periods presented ($ in thousands):

	June 30, 2025	December 31, 2024
Leases receivable	$325,720	$282,771
Unearned income	(50,271)	(45,585)
Initial direct costs	2,862	2,252
Unguaranteed lease residual	14,868	7,084
Total net investment	$293,179	$246,522

The table below details the minimum future lease payments for Trustmark's leases receivable at June 30, 2025 ($ in thousands):

June 30, 2025
2025 (excluding the six months ended June 30, 2025)	$32,709
2026	61,170
2027	73,717
2028	63,284
2029	48,676
Thereafter	46,164
Lease receivable	$325,720

Lessee Arrangements

For Trustmark's lessee arrangements, the leases of FBBI are included in discontinued operations and as a result, have been excluded from the amounts below. The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance leases:
Amortization of right-of-use assets	$113	$113	$226	$226
Interest on lease liabilities	34	38	68	76
Operating lease cost	1,341	1,232	2,682	2,412
Short-term lease cost	154	55	319	113
Variable lease cost	223	205	442	404
Sublease income	(76)	(2)	(135)	(5)
Net lease cost	$1,789	$1,641	$3,602	$3,226

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Finance leases:
Operating cash flows included in operating activities	$68	$76
Financing cash flows included in payments under finance lease obligations	225	207
Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	2,637	2,254
Operating cash flows (liability reduction) included in other operating activities, net	1,957	1,593

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Finance lease right-of-use assets, net of accumulated depreciation	$3,073	$3,299
Finance lease liabilities	3,685	3,910
Operating lease right-of-use assets	34,016	34,668
Operating lease liabilities	38,091	38,698

Weighted-average lease term:
Finance leases	6.85 years	7.35 years
Operating leases	9.05 years	9.31 years

Weighted-average discount rate:
Finance leases	3.61%	3.61%
Operating leases	3.76%	3.72%

At June 30, 2025, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2025 (excluding the six months ended June 30, 2025)	$291	$2,650
2026	589	5,277
2027	594	5,211
2028	599	4,946
2029	633	4,781
Thereafter	1,454	22,644
Total minimum lease payments	4,160	45,509
Less imputed interest	(475)	(7,418)
Lease liabilities	$3,685	$38,091

Note 8 – Deposits

At June 30, 2025 and December 31, 2024, deposits consisted of the following ($ in thousands):

	June 30, 2025	December 31, 2024
Noninterest-bearing demand	$3,135,435	$3,073,565
Interest-bearing demand (1)	7,608,159	7,861,268
Savings (1)	983,051	980,424
Time	3,389,216	3,192,918
Total	$15,115,861	$15,108,175

(1) During the first quarter of 2025, Trustmark ceased the daily sweep from low transaction interest-bearing demand deposits to savings deposits. The prior period has been reclassified accordingly.

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements were secured by securities with a carrying amount of $26.3 million and $40.3 million at June 30, 2025 and December 31, 2024, respectively. Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty. At both June 30, 2025 and December 31, 2024, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark. The following table presents the securities sold under repurchase agreements by collateral pledged at June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$4,834	$11,685
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	135	7,487
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	8,752	10,169
Total securities sold under repurchase agreements	$13,721	$29,341

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other expense. Other real estate sales for the three and six months ended June 30, 2025 resulted in a net loss of $68 thousand and $144 thousand, respectively, compared to a net loss of $907 thousand and $962 thousand for the three and six months ended June 30, 2024, respectively.

The Insurance Segment is included in discontinued operations for the three and six months ended June 30, 2024. See Note 2 - Discontinued Operations for additional information about discontinued operations.

The following tables present noninterest income (loss) disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$10,562	$—	$10,562	$10,903	$—	$10,903
Bank card and other fees	7,968	748	8,716	8,428	758	9,186
Mortgage banking, net	—	8,602	8,602	—	4,204	4,204
Wealth management	196	—	196	174	—	174
Other, net	2,388	(224)	2,164	7,251	78	7,329
Securities gains (losses), net	—	—	—	—	(182,792)	(182,792)
Total noninterest income (loss)	$21,114	$9,126	$30,240	$26,756	$(177,752)	$(150,996)

Wealth Management Segment
Service charges on deposit accounts	$23	$—	$23	$21	$—	$21
Bank card and other fees	38	—	38	39	—	39
Wealth management	9,442	—	9,442	9,518	—	9,518
Other, net	54	93	147	38	94	132
Total noninterest income (loss)	$9,557	$93	$9,650	$9,616	$94	$9,710

Consolidated
Service charges on deposit accounts	$10,585	$—	$10,585	$10,924	$—	$10,924
Bank card and other fees	8,006	748	8,754	8,467	758	9,225
Mortgage banking, net	—	8,602	8,602	—	4,204	4,204
Wealth management	9,638	—	9,638	9,692	—	9,692
Other, net	2,442	(131)	2,311	7,289	172	7,461
Securities gains (losses), net	—	—	—	—	(182,792)	(182,792)
Total noninterest income (loss)	$30,671	$9,219	$39,890	$36,372	$(177,658)	$(141,286)
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

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$21,177	$—	$21,177	$21,839	$—	$21,839
Bank card and other fees	15,348	993	16,341	15,620	958	16,578
Mortgage banking, net	—	17,373	17,373	—	13,119	13,119
Wealth management	377	—	377	363	—	363
Other, net	7,801	185	7,986	10,599	(304)	10,295
Securities gains (losses), net	—	—	—	—	(182,792)	(182,792)
Total noninterest income (loss)	$44,703	$18,551	$63,254	$48,421	$(169,019)	$(120,598)

Wealth Management Segment
Service charges on deposit accounts	$44	$—	$44	$43	$—	$43
Bank card and other fees	77	—	77	75	—	75
Wealth management	18,804	—	18,804	18,281	—	18,281
Other, net	106	189	295	80	188	268
Total noninterest income (loss)	$19,031	$189	$19,220	$18,479	$188	$18,667

Consolidated
Service charges on deposit accounts	$21,221	$—	$21,221	$21,882	$—	$21,882
Bank card and other fees	15,425	993	16,418	15,695	958	16,653
Mortgage banking, net	—	17,373	17,373	—	13,119	13,119
Wealth management	19,181	—	19,181	18,644	—	18,644
Other, net	7,907	374	8,281	10,679	(116)	10,563
Securities gains (losses), net	—	—	—	—	(182,792)	(182,792)
Total noninterest income (loss)	$63,734	$18,740	$82,474	$66,900	$(168,831)	$(101,931)
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$9	$10	$18	$20
Interest cost	69	61	138	123
Expected return on plan assets	(31)	(24)	(63)	(48)
Recognized net (gain) loss due to lump sum settlements	—	(13)	(50)	(13)
Recognized net actuarial (gain) loss	(2)	—	(4)	—
Net periodic benefit cost	$45	$34	$39	$82

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$4	$11	$8	$22
Interest cost	475	459	970	936
Amortization of prior service cost	3	27	7	55
Recognized net actuarial loss	63	84	136	179
Net periodic benefit cost	$545	$581	$1,121	$1,192

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

Time-Based Units

Trustmark’s time-based units granted to Trustmark’s executive and senior management teams vest over three years. Trustmark’s time-based units granted to members of Trustmark’s Board of Directors vest over one year. Time-based units are valued utilizing the fair value of Trustmark’s stock at the grant date. These units are amortized on the straight-line method over the earlier of the requisite service period or at age 65. The restricted stock agreement for these units provides for dividend privileges, but no voting rights.

The following tables summarize the Stock Plan activity for the period presented:

	Three Months Ended June 30, 2025
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	212,485	383,557
Granted	—	21,430
Released from restriction	—	(25,612)
Forfeited	(7,258)	(12,809)
Nonvested units, end of period	205,227	366,566

	Six Months Ended June 30, 2025
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	208,045	372,276
Granted	63,392	126,224
Adjustment for performance factor	47,415	—
Released from restriction	(105,951)	(116,663)
Forfeited	(7,674)	(15,271)
Nonvested units, end of period	205,227	366,566

The following table presents information regarding compensation expense for units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Performance units	$531	$522	$1,024	$984
Time-vested units	656	856	2,634	2,632
Total compensation expense	$1,187	$1,378	$3,658	$3,616

Note 13 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At June 30, 2025 and 2024, Trustmark had unused commitments to extend credit of $4.361 billion and $4.590 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At June 30, 2025 and 2024, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $136.4 million and $126.6 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of June 30, 2025 and 2024, the fair value of collateral held was $42.5 million and $26.4 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024.

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

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$26,561	$33,865	$29,392	$34,057
PCL, off-balance sheet credit exposures	(670)	(3,600)	(3,501)	(3,792)
Balance at end of period	$25,891	$30,265	$25,891	$30,265

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the three months ended June 30, 2025 was primarily due to positive credit migration partially offset by changes in the macroeconomic forecast. The decrease in the ACL on off-balance sheet credit exposures for the six months ended June 30, 2025 was primarily due to the decrease in required reserves as a result of a decrease in unfunded commitments coupled with positive credit migration.

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

In accordance with FASB ASC Subtopic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for any litigation matter if and when such matter presents loss contingencies that are both probable and reasonably estimable. At the present time, Trustmark believes, based on its evaluation and the advice of legal counsel, that a loss in any currently pending legal proceeding is not probable and a reasonable estimate cannot be made.

Note 14 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic shares	60,463	61,197	60,630	61,163
Dilutive shares	231	219	233	211
Diluted shares	60,694	61,416	60,863	61,374

Weighted-average antidilutive stock awards are excluded in determining diluted EPS. Trustmark had no weighted-average antidilutive stock awards for the three and six months ended June 30, 2025 and 2024.

Note 15 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Income taxes paid	$27,020	$19,545
Interest expense paid on deposits and borrowings	157,912	201,499
Noncash transfers from loans to other real estate	5,132	4,128
Operating right-of-use assets resulting from lease liabilities	1,349	1,741

Note 16 – Shareholders’ Equity

Regulatory Capital

Trustmark and TB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2024 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TB and limit Trustmark’s and TB’s ability to pay dividends. As of June 30, 2025, Trustmark and TB exceeded all applicable minimum capital standards. In addition, Trustmark and TB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2025. To be categorized in this manner, Trustmark and TB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since June 30, 2025, which Management believes have affected Trustmark’s or TB’s present classification.

The following table provides Trustmark’s and TB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2025 and December 31, 2024 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At June 30, 2025:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,779,568	11.70%	7.00%	n/a
Trustmark Bank	1,864,379	12.26%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,839,568	12.09%	8.50%	n/a
Trustmark Bank	1,864,379	12.26%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,153,616	14.15%	10.50%	n/a
Trustmark Bank	2,054,586	13.51%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,839,568	10.15%	4.00%	n/a
Trustmark Bank	1,864,379	10.29%	4.00%	5.00%

At December 31, 2024:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,729,672	11.54%	7.00%	n/a
Trustmark Bank	1,828,044	12.20%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,789,672	11.94%	8.50%	n/a
Trustmark Bank	1,828,044	12.20%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,094,874	13.97%	10.50%	n/a
Trustmark Bank	2,009,544	13.41%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,789,672	9.99%	4.00%	n/a
Trustmark Bank	1,828,044	10.21%	4.00%	5.00%

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

On December 3, 2024, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2025, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2025. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased 764 thousand shares of its common stock valued at $26.0 million during the six months ended June 30, 2025.

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

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$13,992	$(3,499)	$10,493	$(5,761)	$1,440	$(4,321)
Reclassification adjustment for net (gains) losses realized in net income	—	—	—	182,792	(45,698)	137,094
Change in net unrealized holding loss on securities transferred to held to maturity	3,450	(863)	2,587	3,671	(918)	2,753
Total securities available for sale and transferred securities	17,442	(4,362)	13,080	180,702	(45,176)	135,526
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	3	—	3	27	(7)	20
Recognized net loss due to lump sum settlements	—	—	—	(13)	3	(10)
Change in net actuarial loss	61	(16)	45	84	(20)	64
Total pension and other postretirement benefit plans	64	(16)	48	98	(24)	74
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	4,098	(1,024)	3,074	(4,873)	1,218	(3,655)
Reclassification adjustment for (gain) loss realized in net income	2,681	(670)	2,011	4,869	(1,217)	3,652
Total cash flow hedge derivatives	6,779	(1,694)	5,085	(4)	1	(3)
Total other comprehensive income (loss)	$24,285	$(6,072)	$18,213	$180,796	$(45,199)	$135,597

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$46,591	$(11,648)	$34,943	$(8,313)	$2,078	$(6,235)
Reclassification adjustment for net (gains) losses realized in net income	—	—	—	182,792	(45,698)	137,094
Change in net unrealized holding loss on securities transferred to held to maturity	6,875	(1,719)	5,156	7,332	(1,833)	5,499
Total securities available for sale and transferred securities	53,466	(13,367)	40,099	181,811	(45,453)	136,358
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	7	(1)	6	55	(14)	41
Recognized net loss due to lump sum settlements	(50)	12	(38)	(13)	3	(10)
Change in net actuarial loss	132	(33)	99	179	(44)	135
Total pension and other postretirement benefit plans	89	(22)	67	221	(55)	166
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	11,977	(2,994)	8,983	(20,833)	5,208	(15,625)
Reclassification adjustment for (gain) loss realized in net income	5,361	(1,340)	4,021	9,689	(2,422)	7,267
Total cash flow hedge derivatives	17,338	(4,334)	13,004	(11,144)	2,786	(8,358)
Total other comprehensive income (loss)	$70,893	$(17,723)	$53,170	$170,888	$(42,722)	$128,166

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2025	$(66,885)	$(4,721)	$(12,053)	$(83,659)
Other comprehensive income (loss) before reclassification	40,099	—	8,983	49,082
Amounts reclassified from accumulated other comprehensive income (loss)	—	67	4,021	4,088
Net other comprehensive income (loss)	40,099	67	13,004	53,170
Balance at June 30, 2025	$(26,786)	$(4,654)	$951	$(30,489)

Balance at January 1, 2024	$(204,670)	$(6,075)	$(8,978)	$(219,723)
Other comprehensive income (loss) before reclassification	(736)	—	(15,625)	(16,361)
Amounts reclassified from accumulated other comprehensive income (loss)	137,094	166	7,267	144,527
Net other comprehensive income (loss)	136,358	166	(8,358)	128,166
Balance at June 30, 2024	$(68,312)	$(5,909)	$(17,336)	$(91,557)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the six months ended June 30, 2025 and the year ended December 31, 2024.

	June 30, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$215,679	$215,679	$—	$—
U.S. Government agency obligations	65,800	—	65,800	—
Mortgage-backed securities	1,500,613	—	1,500,613	—
Securities available for sale	1,782,092	215,679	1,566,413	—
LHFS	219,649	—	219,649	—
MSR	132,702	—	—	132,702
Other assets - derivatives	22,985	3,674	17,504	1,807
Other liabilities - derivatives	23,233	23	23,210	—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$202,669	$202,669	$—	$—
U.S. Government agency obligations	38,807	—	38,807	—
Mortgage-backed securities	1,451,058	—	1,451,058	—
Securities available for sale	1,692,534	202,669	1,489,865	—
LHFS	200,307	—	200,307	—
MSR	139,317	—	—	139,317
Other assets - derivatives	15,397	18	15,150	229
Other liabilities - derivatives	41,355	2,183	39,172	—

The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2025 and 2024 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2025	$139,317	$229
Total net (loss) gain included in Mortgage banking, net (1)	(13,532)	2,465
Additions	6,917	—
Sales	—	(887)
Balance, June 30, 2025	$132,702	$1,807

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2025	$(7,874)	$2,338

Balance, January 1, 2024	$131,870	$845
Total net (loss) gain included in Mortgage banking, net (1)	(1,876)	1,556
Additions	6,664	—
Sales	—	(1,710)
Balance, June 30, 2024	$136,658	$691

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2024	$3,498	$1,304

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at June 30, 2025, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At June 30, 2025, Trustmark had outstanding balances of $39.5 million with a related ACL of $13.6 million in collateral-dependent LHFI, compared to outstanding balances of $37.1 million with a related ACL of $13.7 million in collateral-dependent LHFI at December 31, 2024. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $978 thousand were remeasured during the first six months of 2025, requiring write-downs of $200 thousand to reach their current fair values compared to $361 thousand of foreclosed assets that were remeasured during the first six months of 2024, requiring write-downs of $71 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at June 30, 2025 and December 31, 2024, are as follows ($ in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$634,402	$634,402	$567,251	$567,251
Securities held to maturity	1,290,572	1,247,682	1,335,385	1,259,107
Level 3 Inputs:
Net LHFI	13,296,543	13,299,524	12,929,672	12,886,168

Financial Liabilities:
Level 2 Inputs:
Deposits	15,115,861	15,104,962	15,108,175	15,098,854
Federal funds purchased and securities sold under repurchase agreements	456,326	456,326	324,008	324,008
Other borrowings	558,654	558,654	301,541	301,541
Subordinated notes	123,812	123,125	123,702	120,625
Junior subordinated debt securities	61,856	50,722	61,856	49,794

Fair Value Option

Trustmark has elected to account for its LHFS under the fair value option, with interest income on these LHFS reported in interest and fees on LHFS and LHFI. The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income (loss) in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three and six months ended June 30, 2025, net gains of $731 thousand and $1.4 million, respectively, were recorded as noninterest income (loss) in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to net losses of $164 thousand and $1.6 million, respectively, for the three and six months ended June 30, 2024. Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2025 included $2.5 million and $4.4 million, respectively, of interest earned on LHFS accounted for under the fair value option, compared to $2.2 million and $4.0 million for the three and six months ended June 30, 2024, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $105.0 million and $97.6 million at June 30, 2025 and December 31, 2024, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and ACL, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option at June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Fair value of LHFS	$114,680	$102,676
LHFS contractual principal outstanding	112,246	105,322
Fair value less unpaid principal	$2,434	$(2,646)

Note 18 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At June 30, 2025, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.570 billion compared to $1.500 billion at December 31, 2024.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $131 thousand and $261 thousand of amortization expense for the three and six months ended June 30, 2025, respectively, compared to $124 thousand and $209 thousand of amortization expense for the three and six months ended June 30, 2024, respectively. As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income (loss) during the same period. During the next twelve months, Trustmark estimates that $4.9 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $333.0 million at June 30, 2025 compared to $311.5 million at December 31, 2024. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $541 thousand and $4.5 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the impact was a net negative ineffectiveness of $1.1 million and $5.6 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $133.5 million at June 30, 2025, with a negative valuation adjustment of $1.1 million, compared to $110.0 million, with a positive valuation adjustment of $679 thousand, at December 31, 2024.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $89.1 million at June 30, 2025, with a positive valuation adjustment of $1.8 million, compared to $52.1 million, with a positive valuation adjustment of $229 thousand, at December 31, 2024.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income (loss) in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivatives market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At June 30, 2025, Trustmark had interest rate swaps with an aggregate notional amount of $1.991 billion related to this program, compared to $1.819 billion at December 31, 2024.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At June 30, 2025, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $568 thousand at December 31, 2024. At June 30, 2025 and December 31, 2024, Trustmark had posted collateral of $2.2 million and $1.5 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2025, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At June 30, 2025, Trustmark had entered into eleven risk participation agreements as a beneficiary with aggregate notional amounts of $107.2 million compared to eleven risk participation agreements as a beneficiary with an aggregate notional amount of $83.9 million at December 31, 2024. At June 30, 2025, Trustmark had entered into twenty-nine risk participation agreements as a guarantor with aggregate notional amounts of $259.8 million compared to twenty-eight risk participation agreements as a guarantor with aggregate notional amounts of $229.1 million at December 31, 2024. The aggregate fair values of these risk participation agreements were immaterial at both June 30, 2025 and December 31, 2024.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at June 30, 2025 and December 31, 2024 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30, 2025	December 31, 2024
Derivatives in hedging relationships:
Interest rate contracts:
Interest rate swaps included in other assets (1)	$4,276	$74
Interest rate floors included in other assets	2,344	1,582
Interest rate swaps included in other liabilities (1)	306	5,958

Derivatives not designated as hedging instruments:
Interest rate contracts:
Exchange traded purchased options included in other assets	$67	$18
OTC written options (rate locks) included in other assets	1,807	229
Futures contracts included in other assets	3,607	—
Interest rate swaps included in other assets (1)	10,859	13,478
Credit risk participation agreements included in other assets	25	16
Futures contracts included in other liabilities	—	1,972
Forward contracts included in other liabilities	(1,095)	(679)
Exchange traded written options included in other liabilities	23	211
Interest rate swaps included in other liabilities (1)	23,796	33,817
Credit risk participation agreements included in other liabilities	203	76

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivatives in hedging relationships:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS and LHFI	$(2,681)	$(4,869)	$(5,361)	$(9,689)

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$1,842	$(3,007)	$6,557	$(8,133)
Amount of gain (loss) recognized in bank card and other fees	452	51	364	(5)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$3,074	$(3,655)	$8,983	$(15,625)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of June 30, 2025 and December 31, 2024 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of June 30, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$17,479	$—	$17,479	$(6,844)	$(690)	$9,945

Offsetting of Derivative Liabilities
As of June 30, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$24,102	$—	$24,102	$(6,844)	$(2,200)	$15,058

Offsetting of Derivative Assets
As of December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$15,134	$—	$15,134	$(7,956)	$(2,000)	$5,178

Offsetting of Derivative Liabilities
As of December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$39,775	$—	$39,775	$(7,956)	$(1,460)	$30,359

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

The Insurance Segment is included in discontinued operations for the three and six months ended June 30, 2024 in the accompanying consolidated statements of income (loss). See Note 2 - Discontinued Operations for additional information about discontinued operations.

The accounting policies of each reportable segment are the same as those of Trustmark except for its internal allocations. Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services. Trustmark measures the net interest income of its business segments with a process that assigns cost of funds or earnings credit on a matched-term basis. This process, called “funds transfer pricing”, charges an appropriate cost of funds to assets held by a business unit, or credits the business unit for potential earnings for carrying liabilities. The net of these charges and credits flows through to the General Banking Segment, which contains the management team responsible for determining TB’s funding and interest rate risk strategies.

The following tables disclose financial information by reportable segment for the periods presented ($ in thousands):

Three Months Ended June 30, 2025	General Banking	Wealth Management	Consolidated
Interest income	$234,301	$3,127	$237,428
Interest expense	77,799	873	78,672
Funds transfer pricing, net	253	(253)	—
Net interest income	156,755	2,001	158,756
PCL	4,693	(17)	4,676
Net interest income after PCL	152,062	2,018	154,080
Service charges on deposit accounts	10,562	23	10,585
Bank card and other fees	8,716	38	8,754
Mortgage banking, net	8,602	—	8,602
Wealth management	196	9,442	9,638
Other, net	2,257	54	2,311
Internal allocations	(93)	93	—
Noninterest income (loss)	30,240	9,650	39,890
Salaries and employee benefits	62,831	5,467	68,298
Services and fees	26,357	641	26,998
Other segment expenses (1)	29,425	393	29,818
Internal allocations	(1,486)	1,486	—
Noninterest expense	117,127	7,987	125,114
Income from continuing operations before income taxes	65,175	3,681	68,856
Income taxes from continuing operations	12,100	915	13,015
Consolidated income from continuing operations	$53,075	$2,766	$55,841

Selected Financial Information
Total assets from continuing operations	$18,417,303	$198,356	$18,615,659
Depreciation and amortization from continuing operations	$9,851	$63	$9,914
(1)
Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Three Months Ended June 30, 2024	General Banking	Wealth Management	Consolidated
Interest income	$236,455	$2,696	$239,151
Interest expense	97,485	637	98,122
Funds transfer pricing, net	563	(563)	—
Net interest income	139,533	1,496	141,029
PCL	19,732	(3)	19,729
Net interest income after PCL	119,801	1,499	121,300
Service charges on deposit accounts	10,903	21	10,924
Bank card and other fees	9,186	39	9,225
Mortgage banking, net	4,204	—	4,204
Wealth management	174	9,518	9,692
Other, net	7,423	38	7,461
Securities gains (losses), net	(182,792)	—	(182,792)
Internal allocations	(94)	94	—
Noninterest income (loss)	(150,996)	9,710	(141,286)
Salaries and employee benefits	59,112	5,726	64,838
Services and fees	24,072	671	24,743
Other segment expenses (1)	28,296	449	28,745
Internal allocations	(1,475)	1,475	—
Noninterest expense	110,005	8,321	118,326
Income from continuing operations before income taxes	(141,200)	2,888	(138,312)
Income taxes from continuing operations	(38,429)	722	(37,707)
Consolidated income from continuing operations	$(102,771)	$2,166	$(100,605)

Selected Financial Information
Total assets from continuing operations	$18,272,094	$180,393	$18,452,487
Depreciation and amortization from continuing operations	$9,975	$64	$10,039
(1)
Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Six Months Ended June 30, 2025	General Banking	Wealth Management	Consolidated
Interest income	$460,459	$6,116	$466,575
Interest expense	154,096	1,668	155,764
Funds transfer pricing, net	713	(713)	—
Net interest income	307,076	3,735	310,811
PCL	9,990	(20)	9,970
Net interest income after PCL	297,086	3,755	300,841
Service charges on deposit accounts	21,177	44	21,221
Bank card and other fees	16,341	77	16,418
Mortgage banking, net	17,373	—	17,373
Wealth management	377	18,804	19,181
Other, net	8,175	106	8,281
Internal allocations	(189)	189	—
Noninterest income (loss)	63,254	19,220	82,474
Salaries and employee benefits	125,702	11,088	136,790
Services and fees	51,956	1,289	53,245
Other segment expenses (1)	58,272	818	59,090
Internal allocations	(2,968)	2,968	—
Noninterest expense	232,962	16,163	249,125
Income from continuing operations before income taxes	127,378	6,812	134,190
Income taxes from continuing operations	23,022	1,694	24,716
Consolidated income from continuing operations	$104,356	$5,118	$109,474

Selected Financial Information
Total assets from continuing operations	$18,417,303	$198,356	$18,615,659
Depreciation and amortization from continuing operations	$18,360	$125	$18,485

(1)
Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Six Months Ended June 30, 2024	General Banking	Wealth Management	Consolidated
Interest income	$464,026	$4,965	$468,991
Interest expense	193,987	1,145	195,132
Funds transfer pricing, net	1,008	(1,008)	—
Net interest income	271,047	2,812	273,859
PCL	27,080	165	27,245
Net interest income after PCL	243,967	2,647	246,614
Service charges on deposit accounts	21,839	43	21,882
Bank card and other fees	16,578	75	16,653
Mortgage banking, net	13,119	—	13,119
Wealth management	363	18,281	18,644
Other, net	10,483	80	10,563
Securities gains (losses), net	(182,792)	—	(182,792)
Internal allocations	(188)	188	—
Noninterest income (loss)	(120,598)	18,667	(101,931)
Salaries and employee benefits	119,215	11,110	130,325
Services and fees	47,811	1,363	49,174
Other segment expenses (1)	57,583	908	58,491
Internal allocations	(2,931)	2,931	—
Noninterest expense	221,678	16,312	237,990
Income from continuing operations before income taxes	(98,309)	5,002	(93,307)
Income taxes from continuing operations	(32,120)	1,245	(30,875)
Consolidated income from continuing operations	$(66,189)	$3,757	$(62,432)

Selected Financial Information
Total assets from continuing operations	$18,272,094	$180,393	$18,452,487
Depreciation and amortization from continuing operations	$18,342	$126	$18,468

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. As previously disclosed, on August 4, 2025, Trustmark’s principal subsidiary, Trustmark National Bank, initially chartered by the State of Mississippi in 1889, converted from a national banking association to a Mississippi-chartered banking corporation and changed its name to Trustmark Bank (TB). TB is a member bank of the Federal Reserve System and is supervised by the Federal Reserve Bank of Atlanta (FRBA) and the Mississippi Department of Banking and Consumer Finance (MDBCF). In addition, as a large provider of consumer financial services, TB remains subject to regulation, supervision, enforcement and examination by the Consumer Financial Protection Bureau (CFPB). As a Mississippi state-chartered banking corporation, TB must obtain the approval of the MDBCF prior to declaring or paying a dividend on its common stock. Dividends from TB are Trustmark’s principal source of cash. At June 30, 2025, TB had total assets of $18.613 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,510 full-time equivalent associates (measured at June 30, 2025) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Georgia (primarily in Atlanta, which is referred to herein as Trustmark's Georgia market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along two operating segments: General Banking Segment and Wealth Management Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024 (2024 Annual Report).

Executive Overview

Trustmark's financial results for the first six months of 2025 reflected continued growth in loans held for investment (LHFI), stable credit quality and an attractive deposit base. Trustmark's capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. Trustmark continues efforts to expand customer relationships and diligently manage expenses. With robust capital, liquidity and profitability, Trustmark is well-positioned to compete in changing economic conditions and create long-term value for its shareholders. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.24 per share. The dividend is payable September 15, 2025, to shareholders of record on September 1, 2025. Trustmark’s payment of the dividend will be fully funded by a dividend from TB to Trustmark, which the MDBCF approved on August 4, 2025.

Recent Economic and Industry Developments

Economic activity declined slightly during the second quarter of 2025. Economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, inflation, other economic and industry volatility, the current United States presidential administration's policies, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

Market interest rates remained elevated during most of 2024. In September 2024, the FRB began lowering the target federal funds rate, making multiple decreases during the fourth quarter of 2024 to a range of 4.25% to 4.50% as of December 2024, based on its confidence that inflation was moving substantially toward 2.00% and that the risks to achieving the FRB's employment and inflation goals were roughly balanced. In addition, in September 2024, the FRB made the first of multiple reductions in the rate it pays on reserves, lowering the rate to 4.40% as of December 2024. At each of the FRB's Federal Open Market Committee meetings during the first six months of 2025, the FRB determined to leave the target federal funds rate unchanged at a range of 4.25% to 4.50% and to maintain the rate it pays on reserves at 4.40%. Prior period rate increases increased the competitive pressures on the deposit cost of funds. While rate cuts potentially reduced those competitive pressures, they increased pressure on Trustmark's net interest margin, a key component to its financial results. It is not possible to predict the direction, pace or magnitude of further changes, if any, in interest rates, or the impact any such rate changes will have on Trustmark's results of operations.

In the May 2025 and July 2025 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that during the reporting periods (covering the periods from April 15, 2025 through May 23, 2025 and May 24, 2025 through July 7, 2025) economic activity declined slightly, and uncertainty remained elevated, contributing to ongoing caution by businesses. Reports by the twelve Federal Reserve Districts (Districts) noted the following during the reporting periods:

•
Consumer spending reports were mixed, with most Districts reporting slight declines or no change; however, some Districts reported increases in spending on items expected to be affected by tariffs. Nonauto consumer spending declined in most Districts, softening slightly overall. Auto sales receded modestly on average, after consumers had rushed to buy vehicles earlier this year to avoid tariffs. Tourism activity was mixed, manufacturing activity edged lower, and nonfinancial services activity was little changed on average but varied across Districts.
•
Construction activity slowed somewhat, constrained by rising costs in some Districts. Home sales were flat or little changed in most Districts, and nonresidential real estate activity was also mostly steady.
•
Reports on bank loan demand and capital spending plans were mixed. Loan volume increased slightly in most Districts. Activity in the agriculture sector remained weak. Energy sector activity declined slightly, and transportation activity was mixed. The outlook was neutral to slightly pessimistic, as only two Districts expected activity to increase, and others foresaw flat or slightly weaker activity. All Districts reported elevated levels of economic and policy uncertainty, which have led to hesitancy and a cautious approach to business and household decisions.
•
Employment increased very slightly overall. Hiring remained generally cautious, which many contacts attributed to ongoing economic and policy uncertainty. Labor availability improved for many employers, with further reductions in turnover rates and increased job applications. A growing number of Districts cited labor shortages in the skilled trades. Several Districts also mentioned reduced availability of foreign-born workers, attributed to changes in immigration policy. Employers in a few Districts ramped up investments in automation and AI aimed at reducing the need for additional hiring in certain segments. Wages increased modestly overall, extending recent trends, with a few Districts indicated that higher costs of living continued to put upward pressure on wages. Although reports of layoffs were limited in all industries, they were somewhat more common among manufacturers. Looking ahead, many contacts expected to postpone major hiring and layoff decisions until uncertainty diminished.
•
Prices increased at a modest-to-moderate pace in most Districts, with several Districts reporting an uptick in the pace of increase relative to previous reports. Businesses across all Districts reported experiencing modest to pronounced input cost pressures related to tariffs, especially for raw materials used in manufacturing and construction. Rising insurance costs represented another widespread source of pricing pressure. Many firms passed on at least a portion of cost increases to consumers through price hikes or surcharges, although some held off raising prices because of customers’ growing price sensitivity, resulting in compressed profit margins. Contacts in a wide range of industries expected cost pressures to remain elevated in the coming months, increasing the likelihood that consumer prices will start to rise more rapidly by late summer.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida, Georgia and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve's Sixth District reported overall loan growth was flat as business investment stalled amid economic uncertainty and as banks tightened standards for both commercial and consumer lending. The Federal Reserve's Sixth District also reported that bankers described increased household financial stress and rising credit card usage among customers, delinquencies continued to tick up but remained at relatively low levels and slowing demand raised institutions' concerns about some businesses' cash flow expectations and their ability to service debt. The Federal Reserve’s Eighth District reported that banking activity remained unchanged, and while credit conditions remained strong, loan growth had been modest, with banks noting a decrease in loan demand. The Federal Reserve’s Eighth District noted that overall, bankers across the District reported improved earnings in the second quarter due to lower funding costs from balance sheet restructuring and some loans in their portfolio being repriced at higher rates. The Federal Reserve’s Eleventh District reported that loan volume and loan demand accelerated in June 2025, driven by commercial lending, while volumes continued to decline slightly for mortgages and consumer loans, credit tightening continued, but loan pricing declined and increases in loan nonperformance were more widespread. The Federal Reserve’s Eleventh District also noted that bankers reported rising general business activity; however, their outlooks remained mixed as expected improvements in loan demand and business activity were softened by anticipated increases in loan nonperformance.

Trustmark is intently monitoring the impact of tariffs and other administrative policies on its customer base, interest rates and credit-related issues. Although there has been no immediate impact to Trustmark’s financial condition or results of operations, economic uncertainty or disruptions in the marketplace as a result of such policies could reduce loan demand or increase loan nonperformance. It is not possible to predict the timing or magnitude of changes to policies by the current United States presidential administration, if any, or the impact any such policy changes could have on Trustmark's customer base, credit quality or results of operations.

Financial Highlights

Trustmark reported net income of $55.8 million, or basic and diluted earnings per share (EPS) of $0.92, in the second quarter of 2025, compared to $73.8 million, or basic and diluted EPS of $1.21 and $1.20, respectively, in the second quarter of 2024. Trustmark’s reported performance during the quarter ended June 30, 2025 produced a return on average tangible equity of 13.13%, a return on average assets of 1.21%, an average equity to average assets ratio of 11.07% and a dividend payout ratio of 26.09%, compared to a return on average tangible equity of 21.91%, a return on average assets of 1.58%, an average equity to average assets ratio of 9.20% and a dividend payout ratio of 19.01% during the quarter ended June 30, 2024.

Trustmark reported net income of $109.5 million, or basic and diluted EPS of $1.81 and $1.80, respectively, for the six months ended June 30, 2025, compared to $115.4 million, or basic and diluted EPS of $1.89 and $1.88, respectively, for the same time period in 2024. Trustmark's reported performance during the first six months of 2025 produced a return on average tangible equity of 13.13%, a return on average assets of 1.20%, an average equity to average assets ratio of 11.00% and a dividend payout ratio of 26.52%, compared to a return on average tangible equity of 17.56%, a return on average assets of 1.24%, an average equity to average assets ratio of 9.09% and a dividend payout ratio of 24.34% for the same time period in 2024.

Trustmark completed the sale of FBBI during the second quarter of 2024. As such, financial results for the three and six months ended June 30, 2024 consisted of both continuing and discontinued operations. The discontinued operations included the financial results of FBBI prior to the sale. Trustmark reported a loss from continuing operations of $100.6 million and $62.4 million for the three and six months ended June 30, 2024, respectively. Trustmark's reported performance from continuing operations for the three and six months ended June 30, 2024 produced a return on average tangible equity from continuing operations of -29.05% and -9.18%, respectively, and a return on average assets from continuing operations of -2.16% and -0.67%, respectively. The loss from continuing operations for the three and six months ended June 30, 2024 was principally due to the loss on the sale of available for sale securities during the second quarter of 2024.

Total revenue, which is defined as net interest income plus noninterest income (loss), for the three months ended June 30, 2025 was $198.6 million, an increase of $198.9 million when compared to the same time period in 2024. Total revenue for the six months ended June 30, 2025 was $393.3 million, an increase of $221.4 million when compared to the same time period in 2024. The increase in total revenue when the three and six months ended June 30, 2025 are compared to the same time periods in 2024, were principally due to non-routine transactions that occurred during the second quarter of 2024, which included the $182.8 million loss on the sale of available for sale securities and the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans partially offset by the $8.1 million fair value adjustment for the Visa C shares, and an increase in net interest income.

Net interest income for the three and six months ended June 30, 2025 totaled $158.8 million and $310.8 million, respectively, an increase of $17.7 million, or 12.6%, and $37.0 million, or 13.5%, respectively, when compared to the same time periods in 2024, principally attributable to an increase in interest on securities as well as a decline in interest expense on deposits, partially offset by declines in interest and fees on loans held for sale (LHFS) and LHFI and other interest income. Interest income totaled $237.4 million and $466.6 million for the three and six months ended June 30, 2025, respectively, a decrease of $1.7 million, or 0.7%, and $2.4 million, or 0.5%, respectively, when compared to the same time periods in 2024, reflecting decreases in interest and fees on LHFS and LHFI, primarily as a result of a decline in yields on the LHFS and LHFI portfolios, and other interest income, primarily due to a decline in interest earned on balances held at the FRBA, partially offset by an increase in interest on securities, primarily as a result of restructuring the available for sale securities portfolio during the second quarter of 2024. Interest expense totaled $78.7 million and $155.8 million for the three and six months ended June 30, 2025, respectively, a decrease of $19.5 million, or 19.8%, and $39.4 million, or 20.2%, respectively, when compared to the same time periods in 2024 principally due to a decline in interest expense on deposits.

Noninterest income (loss) for the three and six months ended June 30, 2025 totaled $39.9 million and $82.5 million, respectively, an increase of $181.2 million and $184.4 million, respectively, when compared to the same time periods in 2024 principally due to the loss on the sale of the available for sale securities during the second quarter of 2024 and an increase in mortgage banking, net, partially offset by a decrease in other, net. Mortgage banking, net totaled $8.6 million and $17.4 million for the three and six months ended June 30, 2025, respectively, an increase of $4.4 million and $4.3 million, respectively, when compared to the same time periods in 2024 principally due to improvement in the net negative hedge ineffectiveness. Other, net totaled $2.3 million and $8.3 million for the three and six months ended June 30, 2025, respectively, a decrease of $5.2 million, or 69.0%, and $2.3 million, or 21.6%, respectively, when compared to the same time periods in 2024. The decrease in other, net when the three months ended June 30, 2025 is compared to the same time period in 2024 was principally due to the $8.1 million fair value adjustment for the Visa C shares during the second quarter of 2024 as well as a decrease in the gain on sale of premises and equipment, partially offset by the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans during the second quarter of 2024. The decrease in other, net when the six months ended June 30, 2025 is compared to the same time period in 2024 was principally due to the $8.1 million fair value adjustment for the Visa C shares during the second quarter of 2024, partially offset by the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans during the second quarter of 2024 and an increase in gain on sale of premises and equipment primarily attributable to a $2.4 million gain on the sale of a bank property during the first quarter of 2025.

Noninterest expense for the three and six months ended June 30, 2025 totaled $125.1 million and $249.1 million, respectively, an increase of $6.8 million, or 5.7%, and $11.1 million, or 4.7%, respectively, when compared to the same time periods in 2024, principally due to increases in salaries and employee benefits and services and fees. Salaries and employee benefits totaled $68.3 million and $136.8 million for the three and six months ended June 30, 2025, respectively, an increase of $3.5 million, or 5.3%, and $6.5 million, or 5.0%, respectively, when compared to the same time periods in 2024, primarily due to increases in salaries expense principally due to general merit increases, management performance incentives, medical insurance expense and commissions related to mortgage originations. Services and fees totaled $27.0 million and $53.2 million for the three and six months ended June 30, 2025, respectively, an increase of $2.3 million, or 9.1%, and $4.1 million, or 8.3%, respectively, when compared to the same time periods in 2024, principally due to increases in data processing expenses related to software, business process operations outsourcing expense, other services and fees, advertising expense and legal expense.

Trustmark’s total PCL on LHFI for the three and six months ended June 30, 2025 totaled $5.3 million and $13.5 million, respectively, compared to a total PCL on LHFI of $23.3 million and $31.0 million, respectively, for the same time periods in 2024. The total PCL on LHFI for the three and six months ended June 30, 2024 included a $8.6 million PCL, LHFI sale of 1-4 family mortgage loans for the credit-related portion of the loss on the sale of the 1-4 family mortgage loans during the second quarter of 2024. The PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, decreased $9.4 million, or 63.6%, and $8.9 million, or 39.9%, respectively, when the three and six months ended June 30, 2025 are compared to the same time periods in 2024 principally due to reserves recorded during the second quarter of 2024 related to credit migration. The PCL, LHFI for the three months ended June 30, 2025 primarily reflected increases in required reserves as a result of loan growth and changes in macroeconomic forecasts partially offset by declines in required reserves as a result of positive credit migration and updates to various qualitative reserve factors. The PCL, LHFI for the six months ended June 30, 2025 primarily reflected increases in required reserves as a result of loan growth and changes in macroeconomic forecasts partially offset by declines in required reserves as a result of updates to various qualitative reserve factors. The PCL, off-balance sheet credit exposures totaled a negative $670 thousand and a negative $3.5 million for the three and six months ended June 30, 2025, respectively, compared to a negative $3.6 million and a negative $3.8 million, respectively, for the same time periods in 2024. The release in PCL, off-balance sheet credit exposures for the three months ended June 30, 2025, primarily reflected a decrease in required reserves as a result of positive credit migration partially offset by an increase in required reserves as a result of changes in the total reserve rate primarily related to 1-4 family construction and commercial and industrial credits. The release in PCL, off-balance sheet credit exposures for the six months ended June 30, 2025, primarily reflected a decrease in required reserves as a result of positive credit migration, a decrease in the unfunded commitments and net changes in the total reserve rate. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At June 30, 2025, nonperforming assets totaled $90.0 million, an increase of $3.9 million, or 4.6%, compared to December 31, 2024, reflecting increases in both nonaccrual LHFI and other real estate. Nonaccrual LHFI totaled $81.0 million at June 30, 2025, an increase of $891 thousand, or 1.1%, relative to December 31, 2024, primarily as a result of 1-4 family mortgage loans placed on nonaccrual status partially offset by nonaccrual loans foreclosed and paid off in the Mississippi market region and the resolution of one large nonaccrual commercial credit in the Alabama market region. Other real estate, net totaled $9.0 million at June 30, 2025, an increase of $3.1 million, or 51.6%, when compared to December 31, 2024, principally due to properties foreclosed partially offset by properties sold in the Mississippi and Alabama market regions.

LHFI totaled $13.465 billion at June 30, 2025, an increase of $374.8 million, or 2.9%, compared to December 31, 2024. The increase in LHFI during the first six months of 2025 was primarily due to net growth in LHFI secured by real estate and other commercial loans and leases. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $15.116 billion at June 30, 2025, an increase of $7.7 million, or 0.1%, compared to December 31, 2024. During the first six months of 2025, noninterest-bearing deposits increased $61.9 million, or 2.0%, principally due to growth in commercial noninterest-bearing demand deposit accounts partially offset by a decline in public noninterest-bearing demand deposit accounts. Interest-bearing deposits decreased $54.2 million, or 0.5%, during the first six months of 2025, primarily due to declines in all categories of interest checking accounts and consumer money market deposit accounts (MMDA), partially offset by growth in all categories of certificates of deposits (CDs) and commercial MMDA.

Federal funds purchased and securities sold under repurchase agreements totaled $456.3 million at June 30, 2025, an increase of $132.3 million, or 40.8%, compared to December 31, 2024, principally due to an increase in upstream federal funds purchased. Other borrowings totaled $558.7 million at June 30, 2025, an increase of $257.1 million, or 85.3%, compared to December 31, 2024, principally due to an increase in outstanding short-term FHLB advances with the FHLB of Dallas.

Recent Legislative and Regulatory Developments

On October 24, 2023, the federal banking agencies released a final rule significantly revising the framework that the agencies use to evaluate banks’ records of meeting the credit needs of their entire communities under the Community Reinvestment Act (CRA). On July 16, 2025, the agencies issued a notice of proposed rulemaking to rescind the October 2023 final rule and restore the CRA framework that existed previously, which has remained in effect due to a preliminary injunction that stayed implementation of the October 2023 rule. TB received a rating of “Outstanding” in its most recent CRA performance evaluation, which was conducted using the CRA framework that existed prior to the October 2023 final rule.

On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. On March 3, 2025, the FDIC withdrew the proposed rule.

On October 22, 2024, the CFPB released a final rule to implement Section 1033 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, financial institutions are required, upon request, to make available to a consumer or third party authorized by the consumer certain information TB has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. Industry organizations challenged the final rule in court. On May 30, 2025, the CFPB filed a motion for summary judgment in the litigation, stating that it had concluded that the final rule exceeded the agency’s statutory authority and is arbitrary and capricious. The CFPB requested that the court vacate the final rule. On July 29, 2025, the CFPB filed a motion to stay the proceedings, announcing its plans to issue an advanced notice of proposed rulemaking that will serve as the starting point of an accelerated rulemaking process for a new final rule. The same day, the court granted the CFPB’s motion to stay and denied the CFPB’s summary judgment motion without prejudice.

On July 18, 2025, President Trump signed the Guiding and Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act) into law, establishing a federal licensing and supervisory framework for payment stablecoins and their issuers. The GENIUS Act may accelerate and increase the competition that non-traditional financial institutions pose to banks’ payment services but may also create opportunities for banks to hold stablecoin reserve assets, custody stablecoins or issue stablecoins. Several key provisions of the GENIUS Act require federal regulatory agencies to adopt implementing regulations, and the Act will take effect the earlier of 18 months after its enactment or 120 days after the agencies issue final implementing regulations.

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

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated Statements of Income (Loss)
Total interest income	$237,428	$239,151	$466,575	$468,991
Total interest expense	78,672	98,122	155,764	195,132
Net interest income	158,756	141,029	310,811	273,859
PCL, LHFI	5,346	14,696	13,471	22,404
PCL, LHFI sale of 1-4 family mortgage loans	—	8,633	—	8,633
PCL, off-balance sheet credit exposures	(670)	(3,600)	(3,501)	(3,792)
Noninterest income (loss)	39,890	(141,286)	82,474	(101,931)
Noninterest expense	125,114	118,326	249,125	237,990
Income (loss) from continuing operations before income taxes	68,856	(138,312)	134,190	(93,307)
Income taxes from continuing operations	13,015	(37,707)	24,716	(30,875)
Income (loss) from continuing operations	55,841	(100,605)	109,474	(62,432)
Income from discontinued operations before income taxes	—	232,640	—	237,152
Income taxes from discontinued operations	—	58,203	—	59,353
Income from discontinued operations	—	174,437	—	177,799
Net income	$55,841	$73,832	$109,474	$115,367

Total Revenue (1)	$198,646	$(257)	$393,285	$171,928

Per Share Data (2)
Basic earnings (loss) per share (EPS) from continuing operations	$0.92	$(1.64)	$1.81	$(1.02)
Basic EPS from discontinued operations	$—	$2.85	$—	$2.91
Basic EPS - total	$0.92	$1.21	$1.81	$1.89

Diluted EPS from continuing operations	$0.92	$(1.64)	$1.80	$(1.02)
Diluted EPS from discontinued operations	$—	$2.84	$—	$2.90
Diluted EPS - total	$0.92	$1.20	$1.80	$1.88

Cash dividends per share	$0.24	$0.23	$0.48	$0.46

Performance Ratios
Return on average equity	10.97%	17.19%	10.95%	13.63%
Return on average equity from continuing operations	10.97%	-23.42%	10.95%	-7.38%
Return on average tangible equity	13.13%	21.91%	13.13%	17.56%
Return on average tangible equity from continuing operations	13.13%	-29.05%	13.13%	-9.18%
Return on average assets	1.21%	1.58%	1.20%	1.24%
Return on average assets from continuing operations	1.21%	-2.16%	1.20%	-0.67%
Average equity / average assets	11.07%	9.20%	11.00%	9.09%
Net interest margin (fully taxable equivalent)	3.81%	3.38%	3.78%	3.29%
Dividend payout ratio	26.09%	19.01%	26.52%	24.34%
Dividend payout ratio from continuing operations	26.09%	-14.02%	26.52%	-45.10%

Credit Quality Ratios
Net charge-offs (recoveries) (excl sale of 1-4 family mortgage loans) / average loans	0.12%	0.09%	0.08%	0.11%
PCL, LHFI (excl PCI, LHFI sale of 1-4 family mortgage loans) / average loans	0.16%	0.44%	0.20%	0.34%
Nonaccrual LHFI / (LHFI + LHFS)	0.59%	0.33%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.66%	0.38%
ACL, LHFI / LHFI	1.25%	1.18%

(1)
Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income (loss).
(2)
Due to rounding, EPS from continuing operations and discontinued operations may not sum to EPS from net income.

	June 30,
	2025	2024
Consolidated Balance Sheets
Total assets	$18,615,659	$18,452,487
Securities	3,072,664	3,002,146
Total loans (LHFI + LHFS)	13,684,429	13,341,116
Deposits	15,115,861	15,462,888
Total shareholders' equity	2,070,789	1,879,141

Stock Performance
Market value - close	$36.46	$30.04
Book value	34.28	30.70
Tangible book value	28.74	25.23

Capital Ratios
Total equity / total assets	11.12%	10.18%
Tangible equity / tangible assets	9.50%	8.52%
Tangible equity / risk-weighted assets	11.41%	10.18%
Tier 1 leverage ratio	10.15%	9.29%
Common equity Tier 1 risk-based capital ratio	11.70%	10.92%
Tier 1 risk-based capital ratio	12.09%	11.31%
Total risk-based capital ratio	14.15%	13.29%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$2,041,209	$1,727,489	$2,016,519	$1,702,005
Less: Goodwill		(334,605)	(334,605)	(334,605)	(334,605)
Identifiable intangible assets		(80)	(195)	(97)	(210)
Total average tangible equity		$1,706,524	$1,392,689	$1,681,817	$1,367,190

PERIOD END BALANCES
Total shareholders' equity		$2,070,789	$1,879,141
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		(63)	(181)
Total tangible equity	(a)	$1,736,121	$1,544,355

TANGIBLE ASSETS
Total assets		$18,615,659	$18,452,487
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		(63)	(181)
Total tangible assets	(b)	$18,280,991	$18,117,701
Risk-weighted assets	(c)	$15,215,021	$15,165,038

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income (loss) from continuing operations		$55,841	$(100,605)	$109,474	$(62,432)
Plus: Intangible amortization net of tax from continuing operations		24	20	48	40
Net income (loss) from continuing operations adjusted for intangible amortization		$55,865	$(100,585)	$109,522	$(62,392)
Period end shares outstanding	(d)	60,401,684	61,205,969

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity from continuing operations (1)		13.13%	(29.05)%	13.13%	-9.18%
Tangible equity/tangible assets	(a)/(b)	9.50%	8.52%
Tangible equity/risk-weighted assets	(a)/(c)	11.41%	10.18%
Tangible book value	(a)/(d)*1,000	$28.74	$25.23

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$2,070,789	$1,879,141
CECL transitional adjustment		—	6,500
AOCI-related adjustments		30,489	91,557
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(320,755)	(320,758)
Other adjustments and deductions for CET1 (2)		(955)	(847)
CET1 capital	(e)	1,779,568	1,655,593
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 capital		$1,839,568	$1,715,593

Common equity tier 1 risk-based capital ratio	(e)/(c)	11.70%	10.92%
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

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income (loss) from continuing operations (GAAP)	$55,841	$(100,605)	$109,474	$(62,432)

Significant non-routine transactions (net of taxes):
PCL, LHFI sale of 1-4 family mortgage loans	—	6,475	—	6,475
Loss on sale of 1-4 family mortgage loans	—	3,598	—	3,598
Visa C shares fair value adjustment	—	(6,042)	—	(6,042)
Securities gains (losses), net	—	137,094	—	137,094
Net income adjusted for significant non-routine transactions (Non-GAAP)	$55,841	$40,520	$109,474	$78,693

Diluted EPS from adjusted continuing operations	$0.92	$0.66	$1.80	$1.28

Financial Ratios - Reported (GAAP)
Return on average equity from continuing operations	10.97%	-23.42%	10.95%	-7.38%
Return on average tangible equity from continuing operations	13.13%	-29.05%	13.13%	-9.18%
Return on average assets from continuing operations	1.21%	-2.16%	1.20%	-0.67%

Financial Ratios - Adjusted (Non-GAAP)
Return on average equity from adjusted continuing operations	n/a	9.06%	n/a	9.11%
Return on average tangible equity from adjusted continuing operations	n/a	11.14%	n/a	11.29%
Return on average assets from adjusted continuing operations	n/a	0.87%	n/a	0.85%

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

Net interest income-FTE for the three and six months ended June 30, 2025 increased $17.1 million, or 11.8%, and $35.6 million, or 12.7%, respectively, when compared with the same time periods in 2024 reflecting declines in all categories of interest expense as well as an increase in interest on securities, partially offset by declines in interest and fees on LHFS and LHFI-FTE and other interest income. The net interest margin-FTE for the three and six months ended June 30, 2025 increased 43 basis points and 49 basis points to 3.81% and 3.78%, respectively, when compared to the same time periods in 2024, principally due to an increase in the yield on the securities portfolio, primarily due to the restructuring of the available for sale securities portfolio during the second quarter of 2024, as well as decreases in the cost of interest-bearing liabilities.

Average interest-earning assets for the three and six months ended June 30, 2025 totaled $17.007 billion and $16.873 billion, respectively, compared to $17.189 billion and $17.139 billion, respectively, for the same time periods in 2024, a decrease of $182.1 million, or 1.1%, and $265.5 million, or 1.5%, respectively, principally due to decreases in average total securities and average other earning assets partially offset by an increase in average loans (LHFS and LHFI). Average total securities declined $238.5 million, or 7.3%, and $266.7 million, or 8.0%, respectively, when the three and six months ended June 30, 2025 are compared to the same time periods in 2024, principally due to available for sale securities sold net of available for sale securities purchased as part of the restructuring of the available for sale securities portfolio during the second quarter of 2024 as well as calls, maturities and pay-downs of the loans underlying GSE guaranteed securities net of securities purchased. Average other earning assets decreased $178.0 million, or 30.0%, and $191.8 million, or 32.9%, respectively, when the three and six months ended June 30, 2025 are compared to the same time periods in 2024, primarily due to a decrease in reserves held at the FRBA. Average loans (LHFS and LHFI) increased $234.4 million, or 1.8%, and $193.0 million, or 1.5%, respectively, when the three and six months ended June 30, 2025 are compared to the same time periods in 2024, principally due to an increase in the average balance of the LHFI portfolio of $204.7 million, or 1.6%, and $174.2 million, or 1.3%, respectively. The increase in the LHFI portfolio when the average balances at June 30, 2025 are compared to June 30, 2024 was principally due to net growth in LHFI secured by real estate and other commercial loans and leases partially offset by declines in commercial and industrial loans and state and other political subdivision loans.

Interest income-FTE for the three and six months ended June 30, 2025 totaled $240.1 million and $471.9 million, respectively, a decrease of $2.4 million, or 1.0%, and $3.7 million, or 0.8%, respectively. The yield on total earning assets for the three months ended June 30, 2025 decreased 1 basis point to 5.66% when compared to the same time period in 2024. The yield on total earning assets for the six months ended June 30, 2025 increased 6 basis points to 5.64% when compared to the same time period in 2024. The decrease in interest income-FTE for the three and six months ended June 30, 2025 was primarily due to decreases in interest and fees on LHFS and LHFI-FTE and other interest income partially offset by an increase in interest on securities-taxable. During the three and six months ended June 30, 2025, interest and fees on LHFS and LHFI-FTE decreased $7.3 million, or 3.4%, and $14.8 million, or 3.5%, respectively, while the yield on LHFS and LHFI decreased 35 basis points to 6.19% and 30 basis points to 6.17%, respectively, when compared to the same time periods in 2024, primarily due to a decline in interest rates. During the three and six months ended June 30, 2025, other interest income declined $3.4 million, or 41.7%, and $7.7 million, or 47.2%, respectively, principally due to a decline in interest earned on reserves held at the FRBA reflecting a decline in the average balance of reserves held at the FRBA, while the yield on other earning assets decreased 93 basis points and 118 basis points to 4.58% and 4.43%, respectively, when compared to the same time periods in 2024, principally due to a decline in the rate paid by the FRB on reserve balances. Interest on securities-taxable increased $8.3 million, or 46.5%, and $18.8 million, or 55.9%, respectively, when the three and six months ended June 30, 2025 are compared to the same time periods in 2024, while the yield on securities-taxable increased to 3.46% for both the three and six months ended June 30, 2025, compared to 2.19% and 2.03%, respectively, for the same time periods in 2024, principally due to the restructuring of the available for sale securities portfolio during the second quarter of 2024.

Average interest-bearing liabilities for the three and six months ended June 30, 2025 totaled $13.019 billion and $12.949 billion, respectively, compared to $13.377 billion for the three and six months ended June 30, 2024, a decrease of $357.5 million, or 2.7%, and $427.8 million, or 3.2%, respectively, reflecting declines in all categories of average interest-bearing liabilities. Average interest-bearing deposits for the three and six months ended June 30, 2025 decreased $236.6 million, or 1.9%, and $296.6 million, or 2.4%, respectively, when compared to the same time periods in 2024, reflecting declines in all categories of average interest-bearing deposits. Average other borrowings for the three and six months ended June 30, 2025 decreased $102.3 million, or 14.2%, and $110.5 million, or 16.1%, respectively, when compared to the same time periods in 2024, principally due to the decrease in average short-term FHLB advances outstanding with the FHLB of Dallas as a result of changes in funding needs. Average federal funds purchased and securities sold under repurchase agreements for the three and six months ended June 30, 2025 decreased $18.7 million, or 4.3%, and $20.8 million, or 4.8%, respectively, when compared to the same time periods in 2024, principally due to declines in average securities sold under repurchase agreements, which represent customer sweep transactions.

Interest expense for the three and six months ended June 30, 2025 totaled $78.7 million and $155.8 million, respectively, a decrease of $19.5 million, or 19.8%, and $39.4 million, or 20.2%, respectively, when compared with the same time periods in 2024, while the rate on total interest-bearing liabilities decreased 53 basis points and 50 basis points to 2.42% and 2.43%, respectively, reflecting declines in all categories of interest expense. Interest on deposits for the three and six months ended June 30, 2025 decreased $15.5 million, or 18.5%, and $31.5 million, or 18.8%, respectively, while the rate on interest-bearing deposits decreased 47 basis points and 46 basis points to 2.28% and 2.29%, respectively, when compared to the same time periods in 2024, primarily due to declines in average balances of public interest checking accounts and brokered deposits as well as a decline in rates on interest-bearing deposits. Other interest expense for the three and six months ended June 30, 2025 decreased $2.8 million, or 31.9%, and $5.4 million, or 32.9%, respectively, while the rate on other borrowings decreased 102 basis points and 95 basis points to 3.89%, respectively, when compared to the same time periods in 2024, primarily due to the decrease in average outstanding short-term FHLB advances with the FHLB of Dallas as well as a decline in the rate on short-term FHLB advances. Interest expense on federal funds purchased and securities sold under repurchase agreements for the three and six months ended June 30, 2025 decreased of $1.2 million, or 20.3%, and $2.4 million, or 21.7%, respectively, while the rate on federal funds purchased and securities sold under repurchase agreements decreased 89 basis points and 92 basis points to 4.35% and 4.33%, respectively, when compared to the same time periods in 2024, reflecting a decrease in the target rate on federal funds purchased by the FRB.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2025			2024

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Securities - taxable	$3,049,119	$26,269	3.46%	$3,287,473	$17,929	2.19%
Securities - nontaxable	—	—	—	112	1	3.59%
Loans (LHFS and LHFI)	13,543,505	209,077	6.19%	13,309,127	216,399	6.54%
Other earning assets	414,733	4,734	4.58%	592,735	8,126	5.51%
Total interest-earning assets	17,007,357	240,080	5.66%	17,189,447	242,455	5.67%
Other assets	1,605,786			1,740,307
ACL, LHFI	(166,430)			(143,245)
Total assets	$18,446,713			$18,786,509

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$11,985,793	68,177	2.28%	$12,222,381	83,681	2.75%
Federal funds purchased and securities sold under repurchase agreements	416,104	4,513	4.35%	434,760	5,663	5.24%
Other borrowings	617,496	5,982	3.89%	719,762	8,778	4.91%
Total interest-bearing liabilities	13,019,393	78,672	2.42%	13,376,903	98,122	2.95%
Noninterest-bearing demand deposits	3,171,796			3,183,524
Other liabilities	214,315			498,593
Shareholders' equity	2,041,209			1,727,489
Total liabilities and shareholders' equity	$18,446,713			$18,786,509

Net interest margin		161,408	3.81%		144,333	3.38%

Less tax equivalent adjustment		2,652			3,304
Net interest margin per consolidated statements of income (loss)		$158,756			$141,029

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Securities - taxable	$3,050,291	$52,325	3.46%	$3,316,784	$33,563	2.03%
Securities - nontaxable	—	—	—	226	5	4.45%
Loans (LHFS and LHFI)	13,432,507	411,006	6.17%	13,239,466	425,855	6.47%
Other earning assets	390,255	8,580	4.43%	582,032	16,237	5.61%
Total interest-earning assets	16,873,053	471,911	5.64%	17,138,508	475,660	5.58%
Other assets	1,615,132			1,735,414
ACL, LHFI	(163,180)			(140,978)
Total assets	$18,325,005			$18,732,944

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$11,964,318	135,895	2.29%	$12,260,895	167,397	2.75%
Federal funds purchased and securities sold under repurchase agreements	410,677	8,811	4.33%	431,444	11,254	5.25%
Other borrowings	573,799	11,058	3.89%	684,290	16,481	4.84%
Total interest-bearing liabilities	12,948,794	155,764	2.43%	13,376,629	195,132	2.93%
Noninterest-bearing demand deposits	3,113,886			3,152,045
Other liabilities	245,806			502,265
Shareholders' equity	2,016,519			1,702,005
Total liabilities and shareholders' equity	$18,325,005			$18,732,944

Net interest margin		316,147	3.78%		280,528	3.29%

Less tax equivalent adjustment		5,336			6,669
Net interest margin per consolidated statements of income (loss)		$310,811			$273,859

Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI totaled $5.3 million and $13.5 million for the three and six months ended June 30, 2025, respectively, compared to a PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, of $14.7 million and $22.4 million, respectively, for the same time periods in 2024. The PCL, LHFI for the three months ended June 30, 2025 primarily reflected increases in required reserves as a result of loan growth and changes in macroeconomic forecasts partially offset by declines in required reserves as a result of positive credit migration and updates to various qualitative reserve factors. The PCL, LHFI for the six months ended June 30, 2025 primarily reflected increases in required reserves as a result of loan growth and changes in macroeconomic forecasts partially offset by declines in required reserves as a result of updates to various qualitative reserve factors.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled a negative $670 thousand and a negative $3.5 million for the three and six months ended June 30, 2025, respectively, compared to a negative $3.6 million and a negative $3.8 million, respectively, for the same time periods in 2024. The release in PCL, off-balance sheet credit exposures for the three months ended June 30, 2025, primarily reflected a decrease in required reserves as a result of positive credit migration partially offset by an increase in required reserves as a result of changes in the total reserve rate primarily related to 1-4 family construction and commercial and industrial credits. The release in PCL, off-balance sheet credit exposures for the six months ended June 30, 2025, primarily reflected a decrease in required reserves as a result of positive credit migration, a decrease in the unfunded commitments and net changes in the total reserve rate.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income (Loss)

The following table provides the comparative components of noninterest income (loss) for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Service charges on deposit accounts	$10,585	$10,924	$(339)	-3.1%	$21,221	$21,882	$(661)	-3.0%
Bank card and other fees	8,754	9,225	(471)	-5.1%	16,418	16,653	(235)	-1.4%
Mortgage banking, net	8,602	4,204	4,398	n/m	17,373	13,119	4,254	32.4%
Wealth management	9,638	9,692	(54)	-0.6%	19,181	18,644	537	2.9%
Other, net	2,311	7,461	(5,150)	-69.0%	8,281	10,563	(2,282)	-21.6%
Securities gains (losses), net	—	(182,792)	182,792	100.0%	—	(182,792)	182,792	100.0%
Total noninterest income (loss)	$39,890	$(141,286)	$181,176	n/m	$82,474	$(101,931)	$184,405	n/m

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

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income (loss) for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Mortgage servicing income, net	$7,142	$6,993	$149	2.1%	$14,303	$13,927	$376	2.7%
Change in fair value-MSR from runoff	(3,596)	(3,447)	(149)	-4.3%	(5,658)	(5,373)	(285)	-5.3%
Gain on sales of loans, net	5,597	5,151	446	8.7%	9,850	10,160	(310)	-3.1%
Mortgage banking income before net hedge ineffectiveness	9,143	8,697	446	5.1%	18,495	18,714	(219)	-1.2%
Change in fair value-MSR from market changes	(1,946)	(1,626)	(320)	-19.7%	(7,874)	3,497	(11,371)	n/m
Change in fair value of derivatives	1,405	(2,867)	4,272	n/m	6,752	(9,092)	15,844	n/m
Net hedge ineffectiveness	(541)	(4,493)	3,952	88.0%	(1,122)	(5,595)	4,473	79.9%
Mortgage banking, net	$8,602	$4,204	$4,398	n/m	$17,373	$13,119	$4,254	32.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net for the three and six months ended June 30, 2025 when compared to the same time periods in 2024 was principally due to improvement in the net negative hedge ineffectiveness. Mortgage loan production for the three and six months ended June 30, 2025 was $426.3 million and $745.1 million, respectively, an increase of $46.8 million, or 12.3%, and $91.6 million, or 14.0%, respectively, when compared to the same time periods in 2024. Loans serviced for others totaled $8.859 billion at June 30, 2025, compared with $8.628 billion at June 30, 2024, an increase of $230.9 million, or 2.7%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The increase in the gain on sale of loans, net when the three months ended June 30, 2025 is compared to the same time period in 2024 was principally due to an increase in the mortgage valuation adjustment partially offset by decreases in the volume of loans sold and lower profit margins in secondary marketing activities. The decrease in the gain on sales of loans, net when the six months ended June 30, 2025 is compared to the same time period in 2024, was primarily the result of lower profit margins in secondary marketing activities and a decrease in the volume of loans sold partially offset by an increase in the mortgage valuation adjustment. Loan sales totaled $274.9 million and $530.6 million for the three and six months ended June 30, 2025, respectively, a decrease of $22.0 million, or 7.4%, and $24.4 million, or 4.4%, respectively, when compared with the same time periods in 2024.

Other, Net

The following table illustrates the components of other, net included in noninterest income (loss) for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,137)	$(1,824)	$(313)	-17.2%	$(4,261)	$(3,658)	$(603)	-16.5%
Increase in life insurance cash surrender value	1,911	1,860	51	2.7%	3,778	3,704	74	2.0%
Loss on sale of 1-4 family mortgage loans	—	(4,798)	4,798	100.0%	—	(4,798)	4,798	100.0%
Visa C shares fair value adjustment	—	8,056	(8,056)	-100.0%	—	8,056	(8,056)	-100.0%
Other miscellaneous income	2,537	4,167	(1,630)	-39.1%	8,764	7,259	1,505	20.7%
Total other, net	$2,311	$7,461	$(5,150)	-69.0%	$8,281	$10,563	$(2,282)	-21.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in other, net when the three months ended June 30, 2025 is compared to the same time period in 2024 was principally due to the $8.1 million fair value adjustment for the Visa C shares during the second quarter of 2024 as well as a decrease in the gain on sale of premises and equipment, partially offset by the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans during the second quarter of 2024. The decrease in other, net when the six months ended June 30, 2025 is compared to the same time period in 2024 was principally due to the $8.1 million fair value adjustment for the Visa C shares during the second quarter of 2024, partially offset by the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans during the second quarter of 2024 and an increase in gain on sale of premises and equipment primarily attributable to a $2.4 million gain on the sale of a bank property during the first quarter of 2025.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and employee benefits	$68,298	$64,838	$3,460	5.3%	$136,790	$130,325	$6,465	5.0%
Services and fees	26,998	24,743	2,255	9.1%	53,245	49,174	4,071	8.3%
Net occupancy-premises	7,507	7,265	242	3.3%	14,892	14,535	357	2.5%
Equipment expense	6,206	6,241	(35)	-0.6%	12,514	12,566	(52)	-0.4%
Other expense	16,105	15,239	866	5.7%	31,684	31,390	294	0.9%
Total noninterest expense	$125,114	$118,326	$6,788	5.7%	$249,125	$237,990	$11,135	4.7%

Changes in the various components of noninterest expense are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three and six months ended June 30, 2025 are compared to the same time periods in 2024 was primarily due to increases in salaries expense principally due to general merit increases, management performance incentives, medical insurance expense and commissions related to mortgage originations.

Services and Fees

The increases in services and fees when the three and six months ended June 30, 2025 are compared to the same time periods in 2024 were principally due to increases in data processing expenses related to software, business process operations outsourcing expense, other services and fees, advertising expense and legal expense.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Loan expense	$3,377	$2,880	$497	17.3%	$6,169	$5,835	$334	5.7%
Amortization of intangibles	32	27	5	18.5%	63	55	8	14.5%
FDIC assessment expense	4,064	4,816	(752)	-15.6%	8,224	9,325	(1,101)	-11.8%
Other real estate expense, net	159	327	(168)	-51.4%	611	998	(387)	-38.8%
Other miscellaneous expense	8,473	7,189	1,284	17.9%	16,617	15,177	1,440	9.5%
Total other expense	$16,105	$15,239	$866	5.7%	$31,684	$31,390	$294	0.9%

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 19 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The Insurance Segment is included in discontinued operations for the six months ended June 30, 2024. For additional information about discontinued operations, please see Note 2 - Discontinued Operations included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the six months ended June 30, 2025 and 2024.

General Banking

Net interest income for the General Banking Segment increased $36.0 million, or 13.3%, when the six months ended June 30, 2025 is compared with the same time period in 2024. The increase in net interest income was principally due to an increase in interest on securities as well as declines in all categories of interest expense, partially offset by declines in interest and fees from LHFS and LHFI and other interest income. The net PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for the six months ended June 30, 2025 totaled $10.0 million compared to a net PCL of $27.1 million for the same time period in 2024, a decrease of $17.1 million, or 63.1%. Excluding the $8.6 million PCL, LHFI sale of 1-4 family mortgage loans recorded in the second quarter of 2024, the net PCL for the General Banking Segment decreased $8.5 million, or 45.8%, when the six months ended June 30, 2025 is compared to the same time period in 2024. For more information on these net interest income and PCL items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income (loss) for the General Banking Segment increased $183.9 million when the first six months of 2025 is compared to the same time period in 2024, principally due to the net loss on the sale of the available for sale securities and the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans during the second quarter of 2024, an increase in mortgage banking, net, and an increase in gain on sale of premises and equipment primarily attributable to a $2.4 million gain on the sale of a bank property during the first quarter of 2025, partially offset by the $8.1 million fair value adjustment for the Visa C shares during the second quarter of 2024. Noninterest income (loss) for the General Banking Segment includes service charges on deposit accounts; wealth management; bank card and other fees; mortgage banking, net; other, net and securities gains (losses), net. For more information on these noninterest income (loss) items, please see the analysis included in the section captioned “Noninterest Income (Loss).”

Noninterest expense for the General Banking Segment increased $11.3 million, or 5.1%, when the first six months of 2025 is compared with the same time period in 2024, principally due to increases in salaries and employee benefits and services and fees. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first six months of 2025 increased $1.4 million, or 36.2%, when compared to the same time period in 2024, primarily due to increases in net interest income and noninterest income. Net interest income for the Wealth Management Segment for the six months ended June 30, 2025 increased $923 thousand, or 32.8%, when compared to the same time period in 2024, principally due to an increase in interest and fees on loans as well as a decline in interest expense on deposits generated by the Private Banking group. The net PCL for the six months ended June 30, 2025 totaled a negative $20 thousand compared to a net PCL of $165 thousand for the same period in 2024, a decrease of $185 thousand. Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $553 thousand, or 3.0%, when the first six months of 2025 is compared to the same time period in 2024, primarily due to an increase in income from trust management services partially offset by a decline in income from brokerage services. Noninterest expense for the Wealth Management Segment reflected a slight decrease of $149 thousand, or 0.9%, when the first six months of 2025 is compared to the same time period in 2024.

At June 30, 2025 and 2024, Trustmark held assets under management and administration of $9.818 billion and $9.036 billion, respectively, and brokerage assets of $2.757 billion and $2.848 billion, respectively.

Income Taxes

For the three and six months ended June 30, 2025, Trustmark’s combined effective tax rate from continuing operations was 18.9% and 18.4%, respectively, compared to 27.3% and 33.1%, respectively, for the same time periods in 2024. The elevated effective tax rate from continuing operations for the three and six months ended June 30, 2024 was principally due to the significant non-routine transactions that occurred during the second quarter of 2024. Excluding the significant non-routine transactions, Trustmark’s combined effective tax rate from continuing operations for the three and six months ended June 30, 2024 was 18.7% and 17.0%, respectively. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low-income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans and other earning assets. Average earning assets totaled $16.873 billion, or 92.1% of total average assets, for the six months ended June 30, 2025, compared to $17.139 billion, or 91.5% of total average assets, for the six months ended June 30, 2024, a decrease of $265.5 million, or 1.5%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 4.6 years at June 30, 2025 compared to 4.8 years at December 31, 2024.

When compared to December 31, 2024, total investment securities increased by $44.7 million, or 1.5%, during the first six months of 2025. This increase resulted primarily from purchases of available for sale securities and an increase in the fair market value of the available for sale securities, partially offset by calls, maturities and pay-downs of the loans underlying GSE guaranteed securities. Trustmark sold no securities during the first six months of 2025, compared to $1.561 billion of available for sale securities sold generating a loss of $182.8 million during the first six months of 2024.

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

At June 30, 2025, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss) (AOCI) in the accompanying consolidated balance sheets totaled $41.5 million compared to $46.6 million at December 31, 2024.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At June 30, 2025, available for sale securities totaled $1.782 billion, which represented 58.0% of the securities portfolio, compared to $1.693 billion, or 55.9% of total securities, at December 31, 2024. At June 30, 2025, unrealized gains, net on available for sale securities totaled $19.6 million compared to unrealized losses, net of $27.0 million at December 31, 2024. At June 30, 2025, available for sale securities consisted of U.S. Treasury securities, direct obligations of government agencies and GSE guaranteed mortgage-related securities.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At June 30, 2025, held to maturity securities totaled $1.291 billion, which represented 42.0% of the total securities portfolio, compared to $1.335 billion, or 44.1% of total securities, at December 31, 2024.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 100.0% of the portfolio in U.S. Treasury securities, direct obligations of government agencies and GSE-backed obligations. None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime. Furthermore, outside of stock ownership in the FHLB of Dallas and FRBA, Trustmark does not hold any other equity investment in a GSE or other governmental entity.

As of June 30, 2025, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s Investors Services (Moody’s), at June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$39,396	2.2%	$40,537	2.3%
Aa1 to Aa3	1,723,108	97.8%	1,741,555	97.7%
Total securities available for sale	$1,762,504	100.0%	$1,782,092	100.0%

Securities Held to Maturity
Aaa	$53,200	4.1%	$50,456	4.0%
Aa1 to Aa3	1,237,372	95.9%	1,197,226	96.0%
Total securities held to maturity	$1,290,572	100.0%	$1,247,682	100.0%

	December 31, 2024
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,719,537	100.0%	$1,692,534	100.0%

Securities Held to Maturity
Aaa	$1,335,385	100.0%	$1,259,107	100.0%

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security. As noted in the tables above, a significant portion of Trustmark's investment portfolio moved from the Aaa credit rating to the Aa1 to Aa3 credit rating as of June 30, 2025. The change in the credit rating of Trustmark's investment portfolio was the result of Moody's downgrade of the United States' credit rating from Aaa to Aa1 during the second quarter of 2025. The downgrade was primarily due to concerns about the rising federal debt, increasing interest costs and a perceived weakening of the government's ability to respond to future economic shocks.

LHFS

At June 30, 2025, LHFS totaled $219.6 million, consisting of $114.7 million of residential real estate mortgage loans in the process of being sold to third parties and $105.0 million of GNMA optional repurchase loans. At December 31, 2024, LHFS totaled $200.3 million, consisting of $102.7 million of residential real estate mortgage loans in the process of being sold to third parties and $97.6 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2025 or 2024.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 4 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

At June 30, 2025 and December 31, 2024, LHFI consisted of the following ($ in thousands):

	June 30, 2025		December 31, 2024
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$560,913	4.2%	$587,244	4.5%
Other secured by 1-4 family residential properties	689,089	5.1%	650,550	5.0%
Secured by nonfarm, nonresidential properties	3,478,932	25.8%	3,533,282	27.0%
Other real estate secured	1,918,341	14.3%	1,633,830	12.5%
Other loans secured by real estate:
Other construction	794,310	5.9%	829,904	6.3%
Secured by 1-4 family residential properties	2,368,273	17.6%	2,298,993	17.6%
Commercial and industrial loans	1,832,295	13.6%	1,840,722	14.0%
Consumer loans	152,921	1.1%	156,569	1.2%
State and other political subdivision loans	961,251	7.1%	969,836	7.4%
Other commercial loans and leases	708,455	5.3%	589,012	4.5%
LHFI	$13,464,780	100.0%	$13,089,942	100.0%

LHFI increased $374.8 million, or 2.9%, compared to December 31, 2024. The increase in LHFI during the first six months of 2025 was primarily due to net growth in LHFI secured by real estate and other commercial loans and leases.

LHFI secured by real estate increased $276.1 million, or 2.9%, during the first six months of 2025, reflecting net growth in other real estate secured LHFI, LHFI secured by 1-4 family residential properties and other LHFI secured by 1-4 family residential properties, partially offset by net declines in LHFI secured by nonfarm, nonresidential properties (NFNR LHFI), other construction LHFI and construction, land development and other land LHFI. Other real estate secured LHFI increased $284.5 million, or 17.4%, during the first six months of 2025, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Alabama, Texas, Mississippi and Georgia market regions. Excluding other construction loan reclassifications, other real estate secured LHFI decreased $165.3 million, or 10.1%, during the first six months of 2025 principally due to declines in LHFI secured by multi-family residential properties in the Alabama and Texas market regions partially offset by growth in the Georgia and Mississippi market regions. LHFI secured by 1-4 family residential properties increased $69.3 million, or 3.0%, during the first six months of 2025 principally due to an increase in mortgage loan originations in the Mississippi market region. LHFI secured by 1-4 family residential properties are primarily included in the Mississippi Region because they are centrally analyzed and approved as part of a specific line of business located at Trustmark’s headquarters in Jackson, Mississippi. Other LHFI secured by 1-4 family residential properties increased $38.5 million, or 5.9%, during the first six months of 2025, reflecting growth in the Mississippi, Alabama, Tennessee, Florida and Texas market regions. NFNR LHFI declined $54.4 million, or 1.5%, during the first six months of 2025 principally due to declines in nonowner-occupied LHFI in Trustmark's Alabama, Texas, Georgia and Florida market regions and owner-occupied LHFI in the Alabama market region, partially offset by growth in nonowner-occupied LHFI in the Mississippi market region and other construction loans that moved to NFNR LHFI in the Alabama, Georgia, Mississippi, Texas and Florida market regions. Excluding other construction loan reclassifications, NFNR LHFI declined $126.6 million, or 3.6%, during the first six months of 2025. Other construction loans decreased $35.6 million, or 4.3%, during the first six months of 2025 primarily due to other construction loans moved to other loan categories upon the completion of the related construction project in the Alabama, Mississippi, Texas, Georgia and Florida market regions partially offset by new construction loans in the Georgia, Alabama, Mississippi, Texas and Florida market regions. During the first six months of 2025, $523.4 million loans were moved from other construction to other loan categories, including $449.8 million to multi-family residential loans, $45.6 million to nonowner-occupied loans and $28.0 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans across the Georgia, Alabama, Mississippi, Texas and Florida market regions totaled $486.2 million, or 58.6%, during the first six months of 2025. LHFI secured by construction, land development and other land decreased $26.3 million, or 4.5%, during the first six months of 2025 primarily due to declines in 1-4 family construction loans in the Texas, Mississippi, Georgia and Alabama market regions, unimproved land loans in the Florida, Mississippi and Tennessee market regions and land development loans in the Alabama market region, partially offset by growth in 1-4 family construction loans in the Tennessee and Florida market regions, land development loans in the Tennessee and Texas market regions and unimproved land loans in the Texas market region.

Other commercial loans and leases increased $119.4 million, or 20.3%, during the first six months of 2025, principally due to increases in other commercial loans in the Mississippi, Georgia and Texas market regions and equipment finance leases in the Georgia market region, partially offset by declines in other commercial loans in the Alabama, Tennessee and Florida market regions. The equipment finance leases are primarily reported in the Georgia market region because they are centrally analyzed and approved as part of the Equipment Finance line of business which is located in Atlanta, Georgia.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the other LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	June 30, 2025	December 31, 2024
Home equity loans	$72,614	$72,183
Home equity lines of credit	484,041	458,327
Percentage of loans and lines for which Trustmark holds first lien	45.8%	46.7%
Percentage of loans and lines for which Trustmark does not hold first lien	54.2%	53.3%

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

Trustmark’s variable rate LHFI are based primarily on various prime and SOFR interest rate bases. The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$131,804	$429,109	$560,913
Other secured by 1- 4 family residential properties	204,486	484,603	689,089
Secured by nonfarm, nonresidential properties	1,284,521	2,194,411	3,478,932
Other real estate secured	159,545	1,758,796	1,918,341
Other loans secured by real estate:
Other construction	24,417	769,893	794,310
Secured by 1- 4 family residential properties	1,197,685	1,170,588	2,368,273
Commercial and industrial loans	817,373	1,014,922	1,832,295
Consumer loans	127,631	25,290	152,921
State and other political subdivision loans	894,392	66,859	961,251
Other commercial loans and leases	401,127	307,328	708,455
LHFI	$5,242,981	$8,221,799	$13,464,780

	December 31, 2024
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$139,526	$447,718	$587,244
Other secured by 1- 4 family residential properties	187,912	462,638	650,550
Secured by nonfarm, nonresidential properties	1,381,111	2,152,171	3,533,282
Other real estate secured	159,839	1,473,991	1,633,830
Other loans secured by real estate:
Other construction	31,466	798,438	829,904
Secured by 1- 4 family residential properties	1,256,835	1,042,158	2,298,993
Commercial and industrial loans	762,649	1,078,073	1,840,722
Consumer loans	130,905	25,664	156,569
State and other political subdivision loans	906,250	63,586	969,836
Other commercial loans and leases	376,705	212,307	589,012
LHFI	$5,333,198	$7,756,744	$13,089,942

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

The following table presents the LHFI composition by region at June 30, 2025 and reflects each region’s diversified mix of loans ($ in thousands):

	June 30, 2025
LHFI Composition by Region	Total	Alabama	Florida	Georgia	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$560,913	$247,271	$25,462	$12,335	$135,762	$45,759	$94,324
Other secured by 1-4 family residential properties	689,089	159,166	62,104	—	339,140	86,932	41,747
Secured by nonfarm, nonresidential properties	3,478,932	958,454	179,528	88,022	1,519,616	127,731	605,581
Other real estate secured	1,918,341	923,639	1,682	79,823	516,430	935	395,832
Other loans secured by real estate:
Other construction	794,310	212,142	10,344	195,953	176,994	148	198,729
Secured by 1-4 family residential properties	2,368,273	—	—	—	2,365,979	2,294	—
Commercial and industrial loans	1,832,295	472,371	19,649	284,845	669,509	123,349	262,572
Consumer loans	152,921	20,181	7,424	—	94,261	14,107	16,948
State and other political subdivision loans	961,251	55,704	65,965	13,032	712,260	24,228	90,062
Other commercial loans and leases	708,455	26,773	3,641	306,942	266,051	56,299	48,749
LHFI	$13,464,780	$3,075,701	$375,799	$980,952	$6,796,002	$481,782	$1,754,544

Construction, Land Development and Other Land Loans by Region
Lots	$59,410	$27,229	$6,919	$—	$15,732	$1,089	$8,441
Development	100,941	47,362	264	—	17,903	14,197	21,215
Unimproved land	98,549	18,004	8,648	—	22,689	8,457	40,751
1-4 family construction	302,013	154,676	9,631	12,335	79,438	22,016	23,917
Construction, land development and other land loans	$560,913	$247,271	$25,462	$12,335	$135,762	$45,759	$94,324

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$274,281	$73,703	$15,224	$—	$98,635	$19,837	$66,882
Office	233,501	82,433	18,266	—	91,611	2,713	38,478
Hotel/motel	277,749	143,283	43,238	—	68,172	23,056	—
Mini-storage	159,599	40,004	1,371	30,531	86,638	593	462
Industrial	521,155	100,337	16,256	57,491	199,356	2,483	145,232
Health care	149,551	123,342	664	—	23,158	317	2,070
Convenience stores	20,209	2,130	386	—	11,509	184	6,000
Nursing homes/senior living	351,436	110,473	—	—	145,089	3,822	92,052
Other	113,964	27,944	8,413	—	61,507	7,280	8,820
Total nonowner-occupied loans	2,101,445	703,649	103,818	88,022	785,675	60,285	359,996
Owner-occupied:
Office	138,427	47,951	31,876	—	32,190	8,351	18,059
Churches	46,705	10,721	3,588	—	27,137	2,940	2,319
Industrial warehouses	198,471	14,427	7,936	—	51,542	12,614	111,952
Health care	119,133	11,243	7,685	—	91,726	2,155	6,324
Convenience stores	105,414	10,091	2,053	—	57,497	—	35,773
Retail	77,442	7,914	12,589	—	43,239	6,847	6,853
Restaurants	59,179	2,706	2,620	—	27,646	19,997	6,210
Auto dealerships	38,342	3,552	160	—	20,310	14,320	—
Nursing homes/senior living	471,731	129,518	—	—	316,320	—	25,893
Other	122,643	16,682	7,203	—	66,334	222	32,202
Total owner-occupied loans	1,377,487	254,805	75,710	—	733,941	67,446	245,585
Loans secured by nonfarm, nonresidential properties	$3,478,932	$958,454	$179,528	$88,022	$1,519,616	$127,731	$605,581

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

At June 30, 2025, the ACL on LHFI was $168.2 million, an increase of $8.0 million, or 5.0%, when compared with December 31, 2024. The increase in the ACL during the first six months of 2025 was principally due to increases in required reserves as a result of loan growth and changes in macroeconomic forecasts partially offset by declines in required reserves as a result of updates to various qualitative reserve factors. Allocation of Trustmark’s $168.2 million ACL on LHFI, represented 1.07% of commercial LHFI and 1.83% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.25% as of June 30, 2025. This compares with an ACL to total LHFI of 1.22% at December 31, 2024, which was allocated to commercial LHFI at 1.10% and to consumer and mortgage LHFI at 1.62%.

The following table presents changes in the ACL on LHFI for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$167,010	$142,998	$160,270	$139,367
PCL, LHFI	5,346	14,696	13,471	22,404
PCL, LHFI sale of 1-4 family mortgage loans	—	8,633	—	8,633
Charge-offs	(6,380)	(5,120)	(10,081)	(11,444)
Charge-offs, sale of 1-4 family mortgage loans	—	(8,633)	—	(8,633)
Recoveries	2,261	2,111	4,577	4,358
Net (charge-offs) recoveries	(4,119)	(11,642)	(5,504)	(15,719)
Balance at end of period	$168,237	$154,685	$168,237	$154,685

The PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, for the three and six months ended June 30, 2025 totaled 0.16% and 0.20% of average loans (LHFS and LHFI), respectively, compared to 0.44% and 0.34% of average loans (LHFS and LHFI), respectively, for the same time periods in 2024. The PCL, LHFI for the three months ended June 30, 2025 primarily reflected increases in required reserves as a result of loan growth and changes in macroeconomic forecasts partially offset by declines in required reserves as a result of positive credit migration and updates to various qualitative reserve factors. The PCL, LHFI for the six months ended June 30, 2025 primarily reflected increases in required reserves as a result of loan growth and changes in macroeconomic forecasts partially offset by declines in required reserves as a result of updates to various qualitative reserve factors.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Alabama	$(2,331)	$59	$(2,538)	$(282)
Florida	151	4	134	281
Mississippi	(1,647)	(479)	(2,402)	(1,968)
Tennessee	(258)	(122)	(559)	(301)
Texas	(34)	(2,471)	(139)	(4,816)
Net (charge-offs) recoveries, excluding sale of 1-4 mortgage loans	(4,119)	(3,009)	(5,504)	(7,086)
Mississippi - sale of 1-4 family mortgage loans	—	(8,633)	—	(8,633)
Total net (charge-offs) recoveries	$(4,119)	$(11,642)	$(5,504)	$(15,719)

The decrease in net charge-offs when the three and six months ended June 30, 2025 are compared to the same time periods in 2024 was principally due to the charge-offs related to the sale of 1-4 family mortgage loans during the second quarter of 2024. The increase in net charge-offs, excluding the sale of 1-4 family mortgage loans, when the three months ended June 30, 2025 is compared to the same time period in 2024 was principally due to the charge off of one large nonaccrual commercial credit in the Alabama market region during the second quarter of 2025 as well as an increase in gross charge-offs in the Mississippi market region, partially offset by one large nonaccrual commercial credit in the Texas market region that was charged off during the second quarter of 2024. The decrease in net charge-offs, excluding the sale of 1-4 family mortgage loans, when the six months ended June 30, 2025 is compared to the same time period in 2024 was principally due to two large nonaccrual commercial credits in the Texas market region that were charged off during the first six months of 2024, partially offset by one large nonaccrual commercial credit in the Alabama market region that was charged off during the second quarter of 2025 and an increase in gross charge-offs in the Mississippi market region.

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

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. At June 30, 2025, the ACL on off-balance sheet credit exposures totaled $25.9 million compared to $29.4 million at December 31, 2024, a decrease of $3.5 million, or 11.9%. The PCL, off-balance sheet credit exposures totaled a negative $670 thousand and a negative $3.5 million for the three and six months ended June 30, 2025, respectively, compared to a negative $3.6 million and a negative $3.8 million, respectively, for the same time periods in 2024. The release in PCL, off-balance sheet credit exposures for the three months ended June 30, 2025, primarily reflected a decrease in required reserves as a result of positive credit migration partially offset by an increase in required reserves as a result of changes in the total reserve rate primarily related to 1-4 family construction and commercial and industrial credits. The release in PCL, off-balance sheet credit exposures for the six months ended June 30, 2025, primarily reflected a decrease in required reserves as a result of positive credit migration, a decrease in the unfunded commitments and net changes in the total reserve rate.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Nonaccrual LHFI
Alabama	$8,422	$18,601
Florida	437	305
Mississippi	54,015	42,203
Tennessee	2,232	2,431
Texas	15,894	16,569
Total nonaccrual LHFI	81,000	80,109
Other real estate
Alabama	772	170
Mississippi	4,860	2,407
Tennessee	1,079	1,079
Texas	2,261	2,261
Total other real estate	8,972	5,917
Total nonperforming assets	$89,972	$86,026

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.66%	0.65%

Loans past due 90 days or more
LHFI	$3,854	$4,092

LHFS - Guaranteed GNMA serviced loans (1)	$75,564	$71,255

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At June 30, 2025, nonaccrual LHFI totaled $81.0 million, or 0.59% of total LHFS and LHFI, reflecting an increase of $891 thousand, or 1.1%, relative to December 31, 2024. The increase in nonaccrual LHFI during the first six months of 2025 was primarily a result of 1-4 family mortgage loans placed on nonaccrual status partially offset by nonaccrual loans foreclosed and paid off in the Mississippi market region and the resolution of one large nonaccrual commercial credit in the Alabama market region. Trustmark's mortgage loans are primarily included in the Mississippi market region because these loans are centrally analyzed and approved as part of the mortgage line of business which is located in Jackson, Mississippi.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 4 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at June 30, 2025 increased $3.1 million, or 51.6%, when compared with December 31, 2024. The increase in other real estate was principally due to properties foreclosed partially offset by properties sold in the Mississippi and Alabama market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30, 2025
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$8,348	$271	$—	$4,837	$979	$2,261
Additions	1,693	656	—	1,037	—	—
Disposals	(1,080)	(155)	—	(925)	—	—
Net (write-downs) recoveries	11	—	—	(89)	100	—
Balance at end of period	$8,972	$772	$—	$4,860	$1,079	$2,261

	Three Months Ended June 30, 2024
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$7,620	$1,050	$71	$2,870	$86	$3,543
Additions	1,900	—	—	1,900	—	—
Disposals	(3,738)	(638)	(71)	(3,029)	—	—
Net (write-downs) recoveries	804	73	—	46	—	685
Balance at end of period	$6,586	$485	$—	$1,787	$86	$4,228

	Six Months Ended June 30, 2025
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$5,917	$170	$—	$2,407	$1,079	$2,261
Additions	5,132	699	—	4,374	59	—
Disposals	(1,958)	(155)	—	(1,744)	(59)	—
Net (write-downs) recoveries	(119)	58	—	(177)	—	—
Balance at end of period	$8,972	$772	$—	$4,860	$1,079	$2,261

	Six Months Ended June 30, 2024
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$6,867	$1,397	$—	$1,242	$—	$4,228
Additions	4,128	92	—	4,002	34	—
Disposals	(4,695)	(1,160)	(71)	(3,464)	—	—
Net (write-downs) recoveries	286	156	—	78	52	—
Adjustments	—	—	71	(71)	—	—
Balance at end of period	$6,586	$485	$—	$1,787	$86	$4,228

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate increased $405 thousand when the first six months of 2025 is compared to the same time period in 2024, principally due to an increase in write-downs in the Mississippi market region as well as declines in recoveries in the Alabama, Mississippi and Tennessee market regions.

For additional information regarding other real estate, please see Note 6 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and primarily consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, MMDA, CDs and individual retirement accounts. Total deposits were $15.116 billion at June 30, 2025 compared to $15.108 billion at December 31, 2024, an increase of $7.7 million, or 0.1%. During the first six months of 2025, noninterest-bearing deposits increased $61.9 million, or 2.0%, principally due to growth in commercial noninterest-bearing demand deposit accounts partially offset by a decline in public noninterest-bearing demand deposit accounts. Interest-bearing deposits decreased $54.2 million, or 0.5%, during the first six months of 2025, primarily due to declines in all categories of interest checking accounts and consumer MMDA, partially offset by growth in all categories of CDs and commercial MMDA.

At June 30, 2025, Trustmark's total uninsured deposits were $5.363 billion, or 35.5% of total deposits, compared to $5.359 billion, or 35.5% of total deposits, at December 31, 2024.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $456.3 million at June 30, 2025 compared to $324.0 million at December 31, 2024, an increase of $132.3 million, or 40.8%, principally due to an increase in upstream federal funds purchased. At June 30, 2025 and December 31, 2024, $21.3 million and $39.0 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had $435.0 million of upstream federal funds purchased at June 30, 2025 compared to $285.0 million at December 31, 2024.

Other borrowings totaled $558.7 million at June 30, 2025, an increase of $257.1 million, or 85.3%, when compared with $301.5 million at December 31, 2024, principally due to an increase in outstanding short-term FHLB advances with the FHLB of Dallas.

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

At June 30, 2025, Trustmark’s total shareholders’ equity was $2.071 billion, an increase of $108.5 million, or 5.5%, when compared to December 31, 2024. During the first six months of 2025, shareholders’ equity increased primarily as a result of net income of $109.5 million and a $34.9 million positive net change in the fair market value of securities available for sale, partially offset by common stock repurchases of $26.0 million and common stock dividends of $29.4 million.

Regulatory Capital

Trustmark and TB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2024 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TB’s minimum risk-based capital requirements include a capital conservation buffer of 2.5%. AOCI is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TB and limit Trustmark’s and TB’s ability to pay dividends. At June 30, 2025, Trustmark and TB exceeded all applicable minimum capital standards. In addition, Trustmark and TB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2025. To be categorized in this manner, Trustmark and TB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since June 30, 2025 which Management believes have affected Trustmark’s or TB’s present classification.

In 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. At June 30, 2025, the carrying amount of the subordinated notes was $123.8 million compared to $123.7 million at December 31, 2024. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at June 30, 2025 and December 31, 2024. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at June 30, 2025 and December 31, 2024. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 16 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2025 and December 31, 2024.

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2025 and 2024 were $0.48 and $0.46, respectively. Trustmark’s indicated dividend for 2025 is $0.96 per common share, an increase of $0.04 per common share when compared to $0.92 per common share in 2024.

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

On December 3, 2024, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2025, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2025. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased 764 thousand shares of its common stock valued at $26.0 million during the first six months of 2025.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled $15.078 billion for the first six months of 2025 and represented 82.3% of average liabilities and shareholders’ equity, compared to average deposits of $15.413 billion, which represented 82.3% of average liabilities and shareholders’ equity for the first six months of 2024. For more information on average interest-bearing deposits, please see the analysis included in the section captioned “Net Interest Income.”

Trustmark had $343.7 million held in an interest-bearing account at the FRBA at June 30, 2025, compared to $297.3 million held at December 31, 2024.

Trustmark utilizes brokered deposits to supplement other wholesale funding sources. At June 30, 2025 and December 31, 2024, brokered sweep MMDA deposits totaled $9.8 million and $10.6 million, respectively. In addition, Trustmark had $300.0 million of brokered CDs at June 30, 2025 compared to $250.0 million at December 31, 2024.

At June 30, 2025, Trustmark had $435.0 million of upstream federal funds purchased compared to $285.0 million of upstream federal funds purchased at December 31, 2024. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $450.0 million of outstanding short-term and no long-term advances at June 30, 2025, compared to $200.0 million of outstanding short-term and no long-term advances at December 31, 2024. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $1.621 billion at June 30, 2025.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At June 30, 2025, Trustmark had approximately $1.283 billion available in unencumbered Treasury and agency securities compared to $1.107 billion in unencumbered Treasury and agency securities at December 31, 2024.

Another borrowing source is the Discount Window. At June 30, 2025, Trustmark had approximately $1.181 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.187 billion at December 31, 2024.

During 2020, Trustmark issued $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. At June 30, 2025, the carrying amount of the subordinated notes was $123.8 million compared to $123.7 million at December 31, 2024. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At June 30, 2025, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of June 30, 2025, Management is not aware of any events that are reasonably likely to have a material adverse effect on Trustmark's liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part I. Item 1. – Financial Statements of this report and Trustmark's 2024 Annual Report for the expected timing of such payments as of June 30, 2025 and December 31, 2024. There have been no material changes in Trustmark's contractual obligations since year-end.

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

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At June 30, 2025, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.570 billion compared to $1.500 billion at December 31, 2024.

Trustmark records any gains or losses on these cash flow hedges in AOCI. Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $131 thousand and $261 thousand of amortization expense for the three and six months ended June 30, 2025, respectively, compared to $124 thousand and $209 thousand of amortization expense for the three and six months ended June 30, 2024, respectively. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income (loss) during the same period. For the three and six months ended June 30, 2025, Trustmark reclassified a loss, net of tax, of $2.0 million and $4.0 million, respectively, into interest and fees on LHFS and LHFI, compared to a loss, net of tax, of $3.7 million and $7.3 million, respectively, for the same time periods in 2024. During the next twelve months, Trustmark estimates that $4.9 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $89.1 million at June 30, 2025, with a positive valuation adjustment of $1.8 million, compared to $52.1 million, with a positive valuation adjustment of $229 thousand at December 31, 2024. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by changes in the fair value of LHFS. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $133.5 million at June 30, 2025, with a negative valuation adjustment of $1.1 million, compared to $110.0 million, with a positive valuation adjustment of $679 thousand at December 31, 2024.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $333.0 million at June 30, 2025 compared to $311.5 million at December 31, 2024. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income (loss) in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $541 thousand and $4.5 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the impact was a net negative ineffectiveness of $1.1 million and $5.6 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income (loss) in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At June 30, 2025, Trustmark had interest rate swaps with an aggregate notional amount of $1.991 billion related to this program, compared to $1.819 billion at December 31, 2024.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At June 30, 2025, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $568 thousand at December 31, 2024. At June 30, 2025 and December 31, 2024, Trustmark had posted collateral of $2.2 million and $1.5 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2025, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At June 30, 2025, Trustmark had entered into eleven risk participation agreements as a beneficiary with an aggregate notional amount of $107.2 million compared to eleven risk participation agreements as a beneficiary with an aggregate notional amount of $83.9 million at December 31, 2024. At June 30, 2025, Trustmark had entered into twenty-nine risk participation agreements as a guarantor with an aggregate notional amount of $259.8 million compared to twenty-eight risk participation agreements as a guarantor with an aggregate notional amount of $229.1 million at December 31, 2024. The aggregate fair values of these risk participation agreements were immaterial at both June 30, 2025 and December 31, 2024.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at June 30, 2025 and 2024.

	Estimated % Change in Net Interest Income
	June 30,
Change in Interest Rates	2025	2024
+200 basis points	1.7%	1.7%
+100 basis points	0.8%	0.9%
-100 basis points	-1.5%	-1.3%
-200 basis points	-3.7%	-3.3%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at June 30, 2025 and 2024.

	Estimated % Change in Net Portfolio Value
	June 30,
Change in Interest Rates	2025	2024
+200 basis points	-1.5%	-2.0%
+100 basis points	-0.5%	-0.8%

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

At June 30, 2025, the MSR fair value was $132.7 million, compared to $136.7 million at June 30, 2024. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at June 30, 2025, would be a decline in fair value of approximately $4.9 million and $5.2 million, respectively, compared to a decline in fair value of approximately $4.9 million and $5.5 million, respectively, at June 30, 2024. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2024 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first six months of 2025.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended June 30, 2025 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2025 to April 30, 2025	275,668	$31.86	275,668	$76,204
May 1, 2025 to May 31, 2025	22,416	34.09	22,416	75,440
June 1, 2025 to June 30, 2025	42,816	34.17	42,816	73,977
Total	340,900		340,900

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of Trustmark’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Trustmark’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Thomas C. Owens
	Duane A. Dewey		Thomas C. Owens
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	August 5, 2025	DATE:	August 5, 2025