Form 10-Q
period 2025-09-30
TRUSTMARK CORP
filed 2025-11-05
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, there were 59,958,255 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, actions by the Board of Governors of the Federal Reserve System (FRB) that impact the level of market interest rates, local, state, national and international economic and market conditions, conditions in the housing and real estate markets in the regions in which Trustmark operates, conditions and changes, including volatility, in the credit and financial markets, changes in the level of nonperforming assets and charge-offs, an increase in unemployment levels, a slowdown in economic growth, changes in our ability to measure the fair value of assets in our portfolio, changes in the level and/or volatility of market interest rates, the impacts related to or resulting from bank failures and other economic and industry volatility, including potential increased regulatory requirements, the demand for the products and services we offer, potential unexpected adverse outcomes in pending litigation matters, our ability to attract and retain noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, pandemics or other health crises, acts of war or terrorism, potential market or regulatory effects of the current United States presidential administration’s policies, changes to the credit rating of U.S. Government securities and other risks described in our filings with the SEC.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$732,826	$567,251
Securities available for sale, at fair value (amortized cost: $1,784,943 - 2025 $1,719,537-2024; allowance for credit losses (ACL): $0)	1,814,245	1,692,534
Securities held to maturity, net of ACL of $0 (fair value: $1,233,736 - 2025; $1,259,107-2024)	1,268,459	1,335,385
Loans held for sale (LHFS)	228,141	200,307
Loans held for investment (LHFI)	13,548,156	13,089,942
Less ACL, LHFI	165,242	160,270
Net LHFI	13,382,914	12,929,672
Premises and equipment, net	227,805	235,410
Mortgage servicing rights (MSR)	131,676	139,317
Goodwill	334,605	334,605
Other real estate, net	8,325	5,917
Operating lease right-of-use assets	33,012	34,668
Other assets (1)	639,502	677,356
Total Assets	$18,801,510	$18,152,422

Liabilities
Deposits:
Noninterest-bearing	$3,321,132	$3,073,565
Interest-bearing	12,309,842	12,034,610
Total deposits	15,630,974	15,108,175
Federal funds purchased and securities sold under repurchase agreements	420,000	324,008
Other borrowings	208,366	301,541
Subordinated notes	123,867	123,702
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	26,186	29,392
Operating lease liabilities	37,100	38,698
Other liabilities	178,893	202,723
Total Liabilities	16,687,242	16,190,095

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 60,126,376 shares - 2025; 61,008,023 shares - 2024	12,528	12,711
Capital surplus	123,435	157,899
Retained earnings	1,997,685	1,875,376
Accumulated other comprehensive income (loss), net of tax	(19,380)	(83,659)
Total Shareholders' Equity	2,114,268	1,962,327
Total Liabilities and Shareholders' Equity	$18,801,510	$18,152,422

(1) During the first quarter of 2025, Trustmark reclassified its identifiable intangible assets, net to other assets. The prior period has been reclassified accordingly.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Income
Interest and fees on LHFS & LHFI	$211,859	$217,128	$617,529	$636,315
Interest on securities:
Taxable	26,625	26,162	78,950	59,725
Tax exempt	—	—	—	4
Other interest income	4,233	8,302	12,813	24,539
Total Interest Income	242,717	251,592	709,292	720,583
Interest Expense
Interest on deposits	71,065	86,043	206,960	253,440
Interest on federal funds purchased and securities sold under repurchase agreements	4,626	4,864	13,437	16,118
Other interest expense	4,585	5,971	15,643	22,452
Total Interest Expense	80,276	96,878	236,040	292,010
Net Interest Income	162,441	154,714	473,252	428,573
Provision for credit losses (PCL), LHFI	1,390	7,923	14,861	30,327
PCL, off-balance sheet credit exposures	295	(1,375)	(3,206)	(5,167)
PCL, LHFI sale of 1-4 family mortgage loans	—	—	—	8,633
Net Interest Income After PCL	160,756	148,166	461,597	394,780
Noninterest Income (Loss)
Service charges on deposit accounts	11,251	11,272	32,472	33,154
Bank card and other fees	8,318	7,931	24,736	24,584
Mortgage banking, net	8,182	6,119	25,555	19,238
Wealth management	9,798	9,288	28,979	27,932
Other, net	2,382	2,952	10,663	13,515
Securities gains (losses), net	—	—	—	(182,792)
Total Noninterest Income (Loss)	39,931	37,562	122,405	(64,369)
Noninterest Expense
Salaries and employee benefits	71,508	66,691	208,298	197,016
Services and fees	28,777	25,724	82,022	74,898
Net occupancy - premises	7,774	7,398	22,666	21,933
Equipment expense	6,410	6,141	18,924	18,707
Other expense	16,464	17,316	48,148	48,706
Total Noninterest Expense	130,933	123,270	380,058	361,260
Income (Loss) From Continuing Operations Before Income Taxes	69,754	62,458	203,944	(30,849)
Income taxes from continuing operations	12,967	11,128	37,683	(19,747)
Income (Loss) From Continuing Operations	56,787	51,330	166,261	(11,102)
Income from discontinued operations before income taxes	—	—	—	237,152
Income taxes from discontinued operations	—	—	—	59,353
Income From Discontinued Operations	—	—	—	177,799
Net Income	$56,787	$51,330	$166,261	$166,697

Earnings (Loss) Per Share (EPS)
Basic EPS from continuing operations	$0.94	$0.84	$2.75	$(0.18)
Basic EPS from discontinued operations	—	—	—	2.91
Basic EPS (1)	0.94	0.84	2.75	2.72

Diluted EPS from continuing operations	$0.94	$0.84	$2.74	$(0.18)
Diluted EPS from discontinued operations	—	—	—	2.90
Diluted EPS (1)	0.94	0.84	2.74	2.72

(1) Due to rounding, earnings (loss) per share from continuing operations and discontinued operations may not sum to earnings per share from net income.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income per consolidated statements of income (loss)	$56,787	$51,330	$166,261	$166,697
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	7,286	41,919	42,229	35,684
Reclassification adjustment for net (gains) losses realized in net income	—	—	—	137,094
Change in net unrealized holding loss on securities transferred to held to maturity	2,567	2,766	7,723	8,265
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	2	21	8	62
Recognized net (gain) loss due to lump sum settlement	(21)	—	(59)	(10)
Change in net actuarial loss	46	63	145	198
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(617)	14,120	8,366	(1,505)
Reclassification adjustment for (gain) loss realized in net income	1,846	3,623	5,867	10,890
Other comprehensive income (loss), net of tax	11,109	62,512	64,279	190,678
Comprehensive income (loss)	$67,896	$113,842	$230,540	$357,375

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2025	61,008,023	$12,711	$157,899	$1,875,376	$(83,659)	$1,962,327
Net income per consolidated statements of income (loss)	—	—	—	53,633	—	53,633
Other comprehensive income (loss), net of tax	—	—	—	—	34,957	34,957
Common stock dividends paid ($0.24 per share)	—	—	—	(14,732)	—	(14,732)
Shares withheld to pay taxes, long-term incentive plan	133,628	28	(2,443)	—	—	(2,415)
Repurchase and retirement of common stock	(423,240)	(88)	(14,926)	—	—	(15,014)
Compensation expense, long-term incentive plan	—	—	2,471	—	—	2,471
Balance, March 31, 2025	60,718,411	12,651	143,001	1,914,277	(48,702)	2,021,227
Net income per consolidated statements of income (loss)	—	—	—	55,841	—	55,841
Other comprehensive income (loss), net of tax	—	—	—	—	18,213	18,213
Common stock dividends paid ($0.24 per share)	—	—	—	(14,620)	—	(14,620)
Shares withheld to pay taxes, long-term incentive plan	24,173	5	(54)	—	—	(49)
Repurchase and retirement of common stock	(340,900)	(71)	(10,939)	—	—	(11,010)
Compensation expense, long-term incentive plan	—	—	1,187	—	—	1,187
Balance, June 30, 2025	60,401,684	12,585	133,195	1,955,498	(30,489)	2,070,789
Net income per consolidated statements of income	—	—	—	56,787	—	56,787
Other comprehensive income (loss), net of tax	—	—	—	—	11,109	11,109
Common stock dividends paid ($0.24 per share)	—	—	—	(14,600)	—	(14,600)
Shares withheld to pay taxes, long-term incentive plan	4,944	2	(78)	—	—	(76)
Repurchase and retirement of common stock	(280,252)	(59)	(10,975)	—	—	(11,034)
Compensation expense, long-term incentive plan	—	—	1,293	—	—	1,293
Balance, September 30, 2025	60,126,376	$12,528	$123,435	$1,997,685	$(19,380)	$2,114,268

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

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income per consolidated statements of income (loss)	$166,261	$166,697
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	11,655	33,793
Depreciation and amortization	28,232	28,405
Net (accretion) amortization of securities	(18,233)	(4,684)
Securities (gains) losses, net	—	182,792
Gains on sales of loans, net	(15,080)	(14,808)
Gain on disposition of business	—	(228,272)
Compensation expense, long-term incentive plan	4,951	4,946
Deferred income tax provision	(582)	21,500
Proceeds from sales of loans held for sale	872,013	858,895
Purchases and originations of loans held for sale	(878,989)	(864,682)
Originations of mortgage servicing rights	(10,853)	(9,419)
Earnings on bank-owned life insurance	(5,722)	(2,640)
Net change in other assets	28,093	(21,824)
Net change in other liabilities	(4,014)	(113,944)
Other operating activities, net	8,535	(19,089)
Net cash from operating activities	186,267	17,666

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	77,479	89,686
Proceeds from maturities, prepayments and calls of securities available for sale	161,953	186,328
Proceeds from sales of securities available for sale	—	1,378,272
Purchases of securities held to maturity	—	(10,644)
Purchases of securities available for sale	(209,382)	(1,475,357)
Net proceeds from bank-owned life insurance	566	(27)
Net change in federal funds sold and securities purchased under reverse repurchase agreements	—	(10,000)
Net change in member bank stock	8,048	6,400
Net change in LHFI	(473,472)	(223,867)
Proceeds from sale of 1-4 family mortgage loans	—	43,935
Purchases of premises and equipment	(8,440)	(19,530)
Proceeds from sales of premises and equipment	3,592	2,219
Proceeds from sales of other real estate	2,240	4,555
Purchases of software	(6,326)	(4,906)
Investments in tax credit and other partnerships	(11,853)	(12,807)
Proceeds from disposition of business, net	—	321,345
Other, net	—	200
Net cash from investing activities	(455,595)	275,802

Financing Activities
Net change in deposits	522,799	(328,828)
Net change in federal funds purchased and securities sold under repurchase agreements	95,992	(40,102)
Net change in short-term borrowings	(100,000)	(50,000)
Payments on long-term FHLB advances	—	(58)
Payments under finance lease obligations	(338)	(315)
Common stock dividends	(43,952)	(42,622)
Repurchase and retirement of common stock	(37,058)	—
Shares withheld to pay taxes, long-term incentive plan	(2,540)	(1,450)
Net cash from financing activities	434,903	(463,375)

Net change in cash and cash equivalents	165,575	(169,907)
Cash and cash equivalents at beginning of period	567,251	975,343
Cash and cash equivalents at end of period	$732,826	$805,436

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

Note 2 - Discontinued Operations

On May 31, 2024, TB completed the sale of its wholly owned subsidiary, Fisher Brown Bottrell Insurance, Inc. (FBBI), to Marsh & McLennan Agency LLC (MMA) for $336.9 million in cash. The transaction resulted in a pre-tax net gain of $228.3 million. The gain, along with FBBI's historical financial results for periods prior to the sale, is reflected in Trustmark's consolidated financial statements as discontinued operations. FBBI's operating results prior to the sale have been presented as "Income From Discontinued Operations" within the accompanying consolidated statements of income (loss). Cash flows from both continuing and discontinued operations are included in the accompanying consolidated statements of cash flows.

The following table summarizes financial information related to FBBI which has been segregated from continuing operations and reported as discontinued operations for the periods presented ($ in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Noninterest income:
Insurance commissions	$—	$27,728
Gain on sale of discontinued operations, net	—	228,272
Other, net	—	527
Total noninterest income	—	256,527
Noninterest expense:
Salaries and employee benefits	—	16,263
Services and fees	—	704
Net occupancy - premises	—	269
Equipment expense	—	93
Other expense	—	2,046
Total noninterest expense	—	19,375
Income from discontinued operations before income taxes	—	237,152
Income taxes from discontinued operations	—	59,353
Income from discontinued operations	$—	$177,799

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2025 and December 31, 2024 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$204,757	$3,512	$—	$208,269	$30,421	$114	$—	$30,535
U.S. Government agency obligations	70,756	575	(796)	70,535	—	—	—	—
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	37,815	92	(2,101)	35,806	14,353	5	(445)	13,913
Issued by FNMA and FHLMC	1,109,332	30,057	(12,458)	1,126,931	384,625	345	(9,297)	375,673
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	103,041	—	(4,794)	98,247
Commercial mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	362,283	10,948	(527)	372,704	736,019	71	(20,722)	715,368
Total	$1,784,943	$45,184	$(15,882)	$1,814,245	$1,268,459	$535	$(35,258)	$1,233,736

	Securities Available for Sale				Securities Held to Maturity
December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Securities	$203,524	$548	$(1,403)	$202,669	$29,842	$1	$(522)	$29,321
U.S. Government agency obligations	41,194	—	(2,387)	38,807	—	—	—	—
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	31,365	3	(2,957)	28,411	16,218	—	(844)	15,374
Issued by FNMA and FHLMC	1,091,122	1,610	(22,194)	1,070,538	423,372	94	(23,853)	399,613
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	123,685	—	(8,004)	115,681
Commercial mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	352,332	827	(1,050)	352,109	742,268	3	(43,153)	699,118
Total	$1,719,537	$2,988	$(29,991)	$1,692,534	$1,335,385	$98	$(76,376)	$1,259,107

During 2022, Trustmark reclassified a total of $766.0 million of securities available for sale to securities held to maturity. At the date of these transfers, the net unrealized holding loss on the available for sale securities totaled $91.9 million ($68.9 million, net of tax). The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of these transfers. At September 30, 2025, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets totaled $38.9 million compared to $46.6 million at December 31, 2024.

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

At both September 30, 2025 and December 31, 2024, the results of the analysis did not identify any securities that warranted DCF analysis, and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At September 30, 2025, accrued interest receivable totaled $5.9 million for securities available for sale compared to $5.0 million December 31, 2024 and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At September 30, 2025 and December 31, 2024, Trustmark identified no securities held to maturity with the potential for credit loss exposure. After applying appropriate analysis, the total amount of current expected credit losses was zero at September 30, 2025 and December 31, 2024. No reserve was recorded at either September 30, 2025 or December 31, 2024.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At September 30, 2025, accrued interest receivable totaled $2.3 million for securities held to maturity compared to $2.4 million at December 31, 2024 and was reported in other assets on the accompanying consolidated balance sheet.

At both September 30, 2025 and December 31, 2024, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at September 30, 2025 and December 31, 2024.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at September 30,2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Aaa	$52,831	$1,335,385
Aa1 to Aa3	1,215,628	—
Total	$1,268,459	$1,335,385

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded segregated by length of impairment at September 30, 2025 and December 31, 2024 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2025	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations	$25,624	$(313)	$19,015	$(483)	$44,639	$(796)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	1,212	(23)	29,230	(2,523)	30,442	(2,546)
Issued by FNMA and FHLMC	284,623	(600)	228,922	(21,155)	513,545	(21,755)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	98,247	(4,794)	98,247	(4,794)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	779,016	(21,249)	779,016	(21,249)
Total	$311,459	$(936)	$1,154,430	$(50,204)	$1,465,889	$(51,140)

December 31, 2024
U.S. Treasury Securities	$123,277	$(1,925)	$—	$—	$123,277	$(1,925)
U.S. Government agency obligations	38,807	(2,387)	—	—	38,807	(2,387)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	15,802	(293)	27,803	(3,508)	43,605	(3,801)
Issued by FNMA and FHLMC	981,747	(13,848)	237,487	(32,199)	1,219,234	(46,047)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	115,681	(8,004)	115,681	(8,004)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	164,971	(536)	767,566	(43,667)	932,537	(44,203)
Total	$1,324,604	$(18,989)	$1,148,537	$(87,378)	$2,473,141	$(106,367)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Available for Sale	2025	2024	2025	2024
Proceeds from calls and sales of securities	$—	$—	$—	$1,378,272
Gross realized (losses)	—	—	—	(182,792)

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

Securities Pledged

Securities with a carrying value of $1.749 billion and $1.910 billion at September 30, 2025 and December 31, 2024, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both September 30, 2025 and December 31, 2024, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2025, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$35,927	$36,122	$—	$—
Due after one year through five years	39,643	40,166	30,421	30,535
Due after five years through ten years	199,943	202,516	—	—
	275,513	278,804	30,421	30,535
Mortgage-backed securities	1,509,430	1,535,441	1,238,038	1,203,201
Total	$1,784,943	$1,814,245	$1,268,459	$1,233,736

Note 4 – LHFI and ACL, LHFI

At September 30, 2025 and December 31, 2024, LHFI consisted of the following ($ in thousands):

	September 30, 2025	December 31, 2024
Loans secured by real estate:
Construction, land development and other land	$563,501	$587,244
Other secured by 1-4 family residential properties	697,177	650,550
Secured by nonfarm, nonresidential properties	3,299,819	3,533,282
Other real estate secured	2,055,712	1,633,830
Other loans secured by real estate:
Other construction	678,326	829,904
Secured by 1-4 family residential properties	2,357,692	2,298,993
Commercial and industrial loans	1,903,606	1,840,722
Consumer loans	158,462	156,569
State and other political subdivision loans	1,028,396	969,836
Other commercial loans and leases	805,465	589,012
LHFI	13,548,156	13,089,942
Less ACL	165,242	160,270
Net LHFI	$13,382,914	$12,929,672

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At September 30, 2025 and December 31, 2024, accrued interest receivable for LHFI totaled $65.8 million and $64.7 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheets.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At September 30, 2025, Trustmark’s geographic loan distribution was concentrated primarily in its six key market regions: Alabama, Florida, Georgia, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended September 30, 2025 and 2024.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$160	$278	$—
Other secured by 1-4 family residential properties	461	8,120	648
Secured by nonfarm, nonresidential properties	871	4,301	—
Other real estate secured	234	386	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,419	54,006	3,557
Commercial and industrial loans	114	15,637	—
Consumer loans	—	455	648
Other commercial loans and leases	—	772	—
Total	$3,259	$83,955	$4,853

	December 31, 2024
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$—	$366	$159
Other secured by 1-4 family residential properties	521	7,275	266
Secured by nonfarm, nonresidential properties	426	13,061	—
Other real estate secured	1,904	1,984	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,533	31,583	3,253
Commercial and industrial loans	16	24,525	—
Consumer loans	—	236	414
Other commercial loans and leases	—	1,079	—
Total	$4,400	$80,109	$4,092

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$260	$45	$—	$305	$563,196	$563,501
Other secured by 1-4 family residential properties	5,086	1,081	4,133	10,300	686,877	697,177
Secured by nonfarm, nonresidential properties	908	98	3,429	4,435	3,295,384	3,299,819
Other real estate secured	78	—	298	376	2,055,336	2,055,712
Other loans secured by real estate:
Other construction	—	—	—	—	678,326	678,326
Secured by 1-4 family residential properties	19,392	10,102	28,648	58,142	2,299,550	2,357,692
Commercial and industrial loans	857	676	12,800	14,333	1,889,273	1,903,606
Consumer loans	1,058	361	680	2,099	156,363	158,462
State and other political subdivision loans	—	—	—	—	1,028,396	1,028,396
Other commercial loans and leases	27	17	—	44	805,421	805,465
Total	$27,666	$12,380	$49,988	$90,034	$13,458,122	$13,548,156

	December 31, 2024
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$199	$—	$324	$523	$586,721	$587,244
Other secured by 1-4 family residential properties	5,656	1,821	3,223	10,700	639,850	650,550
Secured by nonfarm, nonresidential properties	1,488	380	3,111	4,979	3,528,303	3,533,282
Other real estate secured	1,979	—	28	2,007	1,631,823	1,633,830
Other loans secured by real estate:
Other construction	—	—	—	—	829,904	829,904
Secured by 1-4 family residential properties	17,898	7,111	21,524	46,533	2,252,460	2,298,993
Commercial and industrial loans	1,114	13,300	8,835	23,249	1,817,473	1,840,722
Consumer loans	1,930	600	414	2,944	153,625	156,569
State and other political subdivision loans	24	—	—	24	969,812	969,836
Other commercial loans and leases	168	67	69	304	588,708	589,012
Total	$30,456	$23,279	$37,528	$91,263	$12,998,679	$13,089,942

Modified LHFI

Occasionally, Trustmark modifies loans for borrowers experiencing financial difficulty by providing payment delays, interest-only payments for an extended period of time, maturity extensions or interest rate reductions. Other concessions may arise from court proceedings or may be imposed by law. In some cases, Trustmark provides multiple types of concessions on one loan.

The following tables present the amortized cost of LHFI of loans modified to borrowers experiencing financial difficulty disaggregated by class of loan and type of modification at the end of each of the periods presented ($ in thousands). The percentage of the amortized cost basis of LHFI that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of LHFI is also presented below:

	Three Months Ended September 30, 2025
	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$619	$619	0.09%
Other loans secured by real estate:
Secured by 1-4 family residential properties	4,632	4,632	0.20%
Total	$5,251	$5,251	0.04%

	Three Months Ended September 30, 2024
	Payment Delay	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$886	$886	0.14%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	30	30	—
Commercial and industrial loans	6,207	—	6,207	0.35%
Total	$6,207	$916	$7,123	0.05%

	Nine Months Ended September 30, 2025
	Payment Delay	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$2,009	$2,009	0.29%
Other real estate secured	—	15,000	15,000	0.73%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	10,308	10,308	0.44%
Commercial and industrial loans	12,824	—	12,824	0.67%
Total	$12,824	$27,317	$40,141	0.30%

	Nine Months Ended September 30, 2024
	Payment Delay	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$2,638	$2,638	0.41%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	30	30	—
Commercial and industrial loans	6,207	—	6,207	0.35%
Total	$6,207	$2,668	$8,875	0.07%

The following tables detail the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods presented:

Three Months Ended September 30, 2025
Financial Effect
Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties	Modified two loans and nine lines of credit to amortize over 24-month terms
Other loans secured by real estate:
Secured by 1-4 family residential properties	Reamortized twenty-seven loans with term adjusted by weighted average of 32 months

Three Months Ended September 30, 2024
Financial Effect
	Payment Delay	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified two loans and seven lines of credit to amortize over 24-month terms
Other loans secured by real estate:
Secured by 1-4 family residential properties		Modified one loan to amortize over 24-month term
Commercial and industrial loans	Thirty-four month principal payment deferral

Nine Months Ended September 30, 2025
Financial Effect
	Payment Delay	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified three loans and thirty-three lines of credit to amortize over a 24- month term
Other real estate secured		Extended maturity of one loan by 12 months
Other loans secured by real estate:
Secured by 1-4 family residential properties		Reamortized sixty-one loans with term adjusted by weighted-average of 41 months
Commercial and industrial loans	One loan with eight monthly interest payments deferred and four loans with three interest-only monthly payments

Nine Months Ended September 30, 2024
Financial Effect
	Payment Delay	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified three loans and twenty-seven lines to amortize over 24-month terms
Other loans secured by real estate:
Secured by 1-4 family residential properties		Modified one loan to amortize over 24-month term
Commercial and industrial loans	Thirty-four month principal payment deferral

At both September 30, 2025 and 2024, Trustmark had no unused commitments on modified loans to borrowers experiencing financial difficulty.

For all loans modified in the previous twelve months to borrowers experiencing financial difficulty, Trustmark had payment defaults during the three and nine months ended September 30, 2025 on $12.3 million of loans in the commercial and industrial portfolio that had received payment delay modifications and $439 thousand of loans in the other secured by 1-4 family residential properties that had received a term extension modification. During the three and nine months ended September 30, 2024, payment defaults of LHFI that were modified within the twelve months prior to borrowers experiencing financial difficulty were immaterial.

Trustmark has utilized loans 90 days or more past due to define payment default in determining modified loans that have subsequently defaulted. If Trustmark determines that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off against the ACL, LHFI.

Trustmark closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide details of the performance of such LHFI that have been modified in the preceding twelve months as of September 30, 2025 and 2024 ($ in thousands):

	September 30, 2025
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$113	$52	$518	$683	$2,179	$2,862
Other real estate secured	—	—	—	—	15,000	$15,000
Other loans secured by real estate:
Secured by 1-4 family residential properties	765	958	326	2,049	8,354	10,403
Commercial and industrial loans	112	452	12,261	12,825	—	12,825
Total	$990	$1,462	$13,105	$15,557	$25,533	$41,090

	September 30, 2024
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$114	$50	$42	$206	$2,432	$2,638
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	30	30
Commercial and industrial loans	—	—	—	—	6,207	6,207
Total	$114	$50	$42	$206	$8,669	$8,875

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$160	$—	$—	$160
Other secured by 1-4 family residential properties	461	—	—	461
Secured by nonfarm, nonresidential properties	1,489	—	—	1,489
Other real estate secured	15,234	—	—	15,234
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,419	—	—	1,419
Commercial and industrial loans	—	1,758	12,579	14,337
Consumer loans	—	—	114	114
Other commercial loans and leases	—	—	764	764
Total	$18,763	$1,758	$13,457	$33,978

	December 31, 2024
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$521	$—	$—	$521
Secured by nonfarm, nonresidential properties	9,783	—	—	9,783
Other real estate secured	1,904	—	—	1,904
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,533	—	—	1,533
Commercial and industrial loans	—	1,818	20,685	22,503
Other commercial loans and leases	—	—	896	896
Total	$13,741	$1,818	$21,581	$37,140

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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at September 30, 2025 and December 31, 2024 ($ in thousands):

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of September 30, 2025	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$264,598	$120,344	$29,054	$23,908	$15,789	$2,684	$45,857	$502,234
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	58	1,473	—	3,808	85	—	—	5,424
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	264,656	121,817	29,054	27,716	15,874	2,684	45,857	507,658
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$36,008	$25,374	$20,040	$20,074	$20,940	$5,691	$7,692	$135,819
Special Mention - RR 7	—	25	—	—	20	—	—	45
Substandard - RR 8	235	127	632	848	529	374	20	2,765
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	36,243	25,526	20,672	20,922	21,489	6,065	7,712	138,629
Current period gross charge-offs	—	—	(2)	—	—	—	—	(2)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$521,204	$411,095	$397,566	$710,182	$359,348	$557,028	$157,544	$3,113,967
Special Mention - RR 7	17,340	—	8,715	3,883	—	1,140	—	31,078
Substandard - RR 8	6,620	9,232	872	85,794	38,332	11,939	1,980	154,769
Doubtful - RR 9	2	—	—	—	—	3	—	5
Total	545,166	420,327	407,153	799,859	397,680	570,110	159,524	3,299,819
Current period gross charge-offs	—	—	—	—	—	(2,026)	—	(2,026)

Other real estate secured:
Pass - RR 1 through RR 6	$234,894	$124,385	$478,392	$757,436	$166,357	$101,318	$18,905	$1,881,687
Special Mention - RR 7	—	—	21,500	—	—	—	—	21,500
Substandard - RR 8	14,498	35	22,415	69,552	398	44,861	147	151,906
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	249,392	124,420	522,307	826,988	166,755	146,179	19,052	2,055,093
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of September 30, 2025	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$50,779	$261,828	$274,153	$53,630	$—	$—	$32,572	$672,962
Special Mention - RR 7	—	—	5,364	—	—	—	—	5,364
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	50,779	261,828	279,517	53,630	—	—	32,572	678,326
Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial loans:
Pass - RR 1 through RR 6	$565,852	$334,760	$228,472	$99,711	$54,649	$32,163	$510,669	$1,826,276
Special Mention - RR 7	1,949	700	13,284	5,996	49	16	28,573	50,567
Substandard - RR 8	1,457	1,091	611	3,661	1,520	12,749	5,540	26,629
Doubtful - RR 9	—	48	19	7	—	1	59	134
Total	569,258	336,599	242,386	109,375	56,218	44,929	544,841	1,903,606
Current period gross charge-offs	—	(491)	(811)	(3,943)	(214)	(455)	(335)	(6,249)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$158,237	$158,760	$71,424	$192,799	$105,253	$329,413	$12,510	$1,028,396
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	158,237	158,760	71,424	192,799	105,253	329,413	12,510	1,028,396
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$255,778	$150,526	$123,593	$4,586	$5,167	$54,413	$204,724	$798,787
Special Mention - RR 7	—	426	378	—	—	—	—	804
Substandard - RR 8	16	1,898	2,020	339	489	66	1,043	5,871
Doubtful - RR 9	—	3	—	—	—	—	—	3
Total	255,794	152,853	125,991	4,925	5,656	54,479	205,767	805,465
Current period gross charge-offs	—	(73)	—	(30)	—	—	—	(103)

Total commercial LHFI	$2,129,525	$1,602,130	$1,698,504	$2,036,214	$768,925	$1,153,859	$1,027,835	$10,416,992
Total commercial LHFI gross charge-offs	$—	$(564)	$(813)	$(3,973)	$(214)	$(2,481)	$(335)	$(8,380)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of September 30, 2025	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$21,586	$16,797	$11,363	$2,900	$1,272	$1,790	$—	$55,708
Past due 30-89 days	—	—	49	—	—	20	—	69
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	9	—	57	—	—	66
Total	21,586	16,797	11,421	2,900	1,329	1,810	—	55,843
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$15,975	$20,332	$15,213	$5,610	$4,445	$9,579	$475,201	$546,355
Past due 30-89 days	—	56	51	15	64	313	3,718	4,217
Past due 90 days or more	—	14	28	—	—	—	606	648
Nonaccrual	27	39	101	48	87	339	6,687	7,328
Total	16,002	20,441	15,393	5,673	4,596	10,231	486,212	558,548
Current period gross charge-offs	—	(6)	—	(53)	—	(31)	(586)	(676)

Other real estate secured:
Current	$429	$144	$—	$—	$—	$46	$—	$619
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	429	144	—	—	—	46	—	619
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$203,997	$296,748	$200,927	$737,742	$421,922	$413,856	$—	$2,275,192
Past due 30-89 days	198	5	5,261	11,013	4,544	3,916	—	24,937
Past due 90 days or more	262	191	2,053	878	135	37	—	3,556
Nonaccrual	4	581	9,747	27,868	9,381	6,426	—	54,007
Total	204,461	297,525	217,988	777,501	435,982	424,235	—	2,357,692
Current period gross charge-offs	—	—	(441)	(930)	(118)	(18)	—	(1,507)

Consumer loans:
Current	$46,400	$32,340	$11,011	$8,639	$3,022	$323	$54,218	$155,953
Past due 30-89 days	396	143	111	7	1	—	748	1,406
Past due 90 days or more	24	22	27	—	—	—	575	648
Nonaccrual	115	46	174	54	45	3	18	455
Total	46,935	32,551	11,323	8,700	3,068	326	55,559	158,462
Current period gross charge-offs	(3,393)	(413)	(401)	(112)	(5)	(26)	(1,943)	(6,293)

Total consumer LHFI	$289,413	$367,458	$256,125	$794,774	$444,975	$436,648	$541,771	$3,131,164
Total consumer LHFI gross charge-offs	$(3,393)	$(419)	$(842)	$(1,095)	$(123)	$(75)	$(2,529)	$(8,476)

Total LHFI	$2,418,938	$1,969,588	$1,954,629	$2,830,988	$1,213,900	$1,590,507	$1,569,606	$13,548,156
Total current period gross charge-offs	$(3,393)	$(983)	$(1,655)	$(5,068)	$(337)	$(2,556)	$(2,864)	$(16,856)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$324,775	$83,503	$33,580	$23,124	$8,145	$1,587	$42,469	$517,183
Special Mention - RR 7	2,165	—	—	—	—	—	2,002	4,167
Substandard - RR 8	17	62	226	983	—	—	176	1,464
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	326,957	83,565	33,806	24,107	8,145	1,587	44,647	522,814
Current period gross charge-offs	—	—	—	—	—	(24)	—	(24)

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$31,013	$24,339	$22,693	$24,090	$11,635	$2,106	$7,742	$123,618
Special Mention - RR 7	27	—	—	32	—	—	—	59
Substandard - RR 8	125	375	555	328	—	191	27	1,601
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	31,165	24,714	23,248	24,450	11,635	2,297	7,769	125,278
Current period gross charge-offs	—	—	—	—	—	(16)	—	(16)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$542,747	$441,159	$880,511	$429,929	$464,504	$392,802	$127,812	$3,279,464
Special Mention - RR 7	16,266	—	52,093	—	17,978	3,335	—	89,672
Substandard - RR 8	10,007	7,321	41,686	37,915	25,601	41,598	—	164,128
Doubtful - RR 9	11	—	—	—	—	7	—	18
Total	569,031	448,480	974,290	467,844	508,083	437,742	127,812	3,533,282
Current period gross charge-offs	—	—	—	(2,529)	—	(16)	—	(2,545)

Other real estate secured:
Pass - RR 1 through RR 6	$152,314	$157,827	$726,814	$233,861	$137,786	$43,478	$7,434	$1,459,514
Special Mention - RR 7	—	7,450	15,481	41,019	—	—	263	64,213
Substandard - RR 8	14,610	—	26,685	42,636	252	25,419	244	109,846
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	166,924	165,277	768,980	317,516	138,038	68,897	7,941	1,633,573
Current period gross charge-offs	—	—	(89)	—	—	—	—	(89)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$115,221	$410,064	$201,526	$20,647	$—	$—	$18,400	$765,858
Special Mention - RR 7	—	2,250	24,557	—	—	—	—	26,807
Substandard - RR 8	—	—	17,820	—	19,419	—	—	37,239
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	115,221	412,314	243,903	20,647	19,419	—	18,400	829,904
Current period gross charge-offs	—	(14)	(2,493)	—	—	—	—	(2,507)

Commercial and industrial loans:
Pass - RR 1 through RR 6	$505,557	$365,724	$231,875	$98,318	$45,551	$27,456	$462,740	$1,737,221
Special Mention - RR 7	—	564	14,066	15	—	—	13,836	28,481
Substandard - RR 8	7,204	1,113	39,698	5,091	891	12,905	7,598	74,500
Doubtful - RR 9	227	—	35	145	1	2	110	520
Total	512,988	367,401	285,674	103,569	46,443	40,363	484,284	1,840,722
Current period gross charge-offs	(341)	(1,211)	(640)	(3,251)	(158)	(3,132)	(315)	(9,048)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$156,130	$82,532	$212,528	$135,251	$78,543	$302,709	$2,143	$969,836
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	156,130	82,532	212,528	135,251	78,543	302,709	2,143	969,836
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$157,619	$148,099	$7,371	$9,800	$15,606	$45,227	$203,345	$587,067
Special Mention - RR 7	—	—	116	48	—	—	—	164
Substandard - RR 8	55	682	116	12	—	—	901	1,766
Doubtful - RR 9	9	—	6	—	—	—	—	15
Total	157,683	148,781	7,609	9,860	15,606	45,227	204,246	589,012
Current period gross charge-offs	(25)	—	(38)	—	—	(32)	—	(95)

Total commercial LHFI	$2,036,099	$1,733,064	$2,550,038	$1,103,244	$825,912	$898,822	$897,242	$10,044,421
Total commercial LHFI gross charge-offs	$(366)	$(1,225)	$(3,260)	$(5,780)	$(158)	$(3,220)	$(315)	$(14,324)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$31,478	$22,752	$4,302	$2,762	$930	$1,804	$—	$64,028
Past due 30-89 days	—	47	11	—	—	106	—	164
Past due 90 days or more	91	—	—	68	—	—	—	159
Nonaccrual	—	31	21	4	—	23	—	79
Total	31,569	22,830	4,334	2,834	930	1,933	—	64,430
Current period gross charge-offs	—	—	—	—	—	(8)	—	(8)

Other secured by 1-4 family residential properties:
Current	$24,756	$17,202	$6,733	$5,260	$3,651	$9,563	$445,598	$512,763
Past due 30-89 days	569	38	67	66	3	579	4,524	5,846
Past due 90 days or more	21	—	8	—	—	17	219	265
Nonaccrual	71	5	69	44	103	593	5,513	6,398
Total	25,417	17,245	6,877	5,370	3,757	10,752	455,854	525,272
Current period gross charge-offs	(29)	(87)	(233)	(40)	(31)	(76)	—	(496)

Other real estate secured:
Current	$161	$—	$—	$—	$68	$28	$—	$257
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	161	—	—	—	68	28	—	257
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$274,500	$224,266	$808,527	$459,191	$161,856	$314,906	$—	$2,243,246
Past due 30-89 days	169	4,405	9,883	4,082	814	1,558	—	20,911
Past due 90 days or more	4	1,263	1,098	461	170	257	—	3,253
Nonaccrual	568	3,744	17,306	5,009	1,394	3,562	—	31,583
Total	275,241	233,678	836,814	468,743	164,234	320,283	—	2,298,993
Current period gross charge-offs	—	(228)	(9,910)	(143)	(6)	(17)	—	(10,304)

Consumer loans:
Current	$55,908	$22,226	$12,922	$4,654	$1,188	$105	$56,423	$153,426
Past due 30-89 days	844	396	323	4	—	13	913	2,493
Past due 90 days or more	38	67	17	4	—	—	288	414
Nonaccrual	25	49	63	61	19	—	19	236
Total	56,815	22,738	13,325	4,723	1,207	118	57,643	156,569
Current period gross charge-offs	(5,929)	(785)	(470)	(131)	(100)	(337)	(2,065)	(9,817)

Total consumer LHFI	$389,203	$296,491	$861,350	$481,670	$170,196	$333,114	$513,497	$3,045,521
Total consumer LHFI gross charge-offs	$(5,958)	$(1,100)	$(10,613)	$(314)	$(137)	$(438)	$(2,065)	$(20,625)

Total LHFI	$2,425,302	$2,029,555	$3,411,388	$1,584,914	$996,108	$1,231,936	$1,410,739	$13,089,942
Total current period gross charge-offs	$(6,324)	$(2,325)	$(13,873)	$(6,094)	$(295)	$(3,658)	$(2,380)	$(34,949)

Past Due LHFS

LHFS past due 90 days or more totaled $77.9 million and $71.3 million at September 30, 2025 and December 31, 2024, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2025 or 2024.

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

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers at September 30, 2025 and December 31, 2024:

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

•
Lending policies and procedures
•
Economic conditions and concentrations of credit
•
Nature and volume of the portfolio
•
Performance trends
•
External factors

While all these factors are incorporated into the overall methodology, only three are currently considered active at September 30, 2025: (i) economic conditions and concentrations of credit, (ii) nature and volume of the portfolio, and (iii) performance trends.

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

During the third quarter of 2025, Management determined that the risk related to delayed identification and downgrading of commercial loans had sufficiently diminished and, as a result, resolved the External Factor – Credit Quality Review qualitative factor and released the associated reserves.

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$7,127	$7,127	$160	563,341	$563,501
Other secured by 1-4 family residential properties	—	13,143	13,143	461	696,716	697,177
Secured by nonfarm, nonresidential properties	206	33,932	34,138	1,489	3,298,330	3,299,819
Other real estate secured	—	23,909	23,909	15,234	2,040,478	2,055,712
Other loans secured by real estate:
Other construction	—	4,981	4,981	—	678,326	678,326
Secured by 1-4 family residential properties	—	42,298	42,298	1,419	2,356,273	2,357,692
Commercial and industrial loans	8,414	16,685	25,099	14,337	1,889,269	1,903,606
Consumer loans	114	5,214	5,328	114	158,348	158,462
State and other political subdivision loans	—	859	859	—	1,028,396	1,028,396
Other commercial loans and leases	764	7,596	8,360	764	804,701	805,465
Total	$9,498	$155,744	$165,242	$33,978	$13,514,178	$13,548,156

	December 31, 2024
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$6,452	$6,452	$—	$587,244	$587,244
Other secured by 1-4 family residential properties	—	11,347	11,347	521	650,029	650,550
Secured by nonfarm, nonresidential properties	2,251	35,645	37,896	9,783	3,523,499	3,533,282
Other real estate secured	—	19,491	19,491	1,904	1,631,926	1,633,830
Other loans secured by real estate:
Other construction	—	13,297	13,297	—	829,904	829,904
Secured by 1-4 family residential properties	—	32,129	32,129	1,533	2,297,460	2,298,993
Commercial and industrial loans	10,518	16,502	27,020	22,503	1,818,219	1,840,722
Consumer loans	—	5,141	5,141	—	156,569	156,569
State and other political subdivision loans	—	1,250	1,250	—	969,836	969,836
Other commercial loans and leases	892	5,355	6,247	896	588,116	589,012
Total	$13,661	$146,609	$160,270	$37,140	$13,052,802	$13,089,942

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$168,237	$154,685	$160,270	$139,367
Loans charged-off, sale of 1-4 family mortgage loans	—	—	—	(8,633)
Loans charged-off	(6,775)	(7,142)	(16,856)	(18,586)
Recoveries	2,390	2,463	6,967	6,821
Net (charge-offs) recoveries	(4,385)	(4,679)	(9,889)	(20,398)
PCL, LHFI	1,390	7,923	14,861	30,327
PCL, LHFI sale of 1-4 family mortgage loans	—	—	—	8,633
Balance at end of period	$165,242	$157,929	$165,242	$157,929

The following tables detail changes in the ACL, LHFI by loan class for the periods presented ($ in thousands):

	Three Months Ended September 30, 2025
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$7,349	$—	$9	$(231)	$7,127
Other secured by 1-4 family residential properties	12,665	(371)	37	812	13,143
Secured by nonfarm, nonresidential properties	35,017	(21)	124	(982)	34,138
Other real estate secured	23,505	—	1	403	23,909
Other loans secured by real estate:
Other construction	8,142	—	2	(3,163)	4,981
Secured by 1-4 family residential properties	38,985	(577)	29	3,861	42,298
Commercial and industrial loans	28,465	(3,819)	746	(293)	25,099
Consumer loans	5,111	(1,968)	1,436	749	5,328
State and other political subdivision loans	1,547	—	—	(688)	859
Other commercial loans and leases	7,451	(19)	6	922	8,360
Total	$168,237	$(6,775)	$2,390	$1,390	$165,242

The PCL, LHFI for the three months ended September 30, 2025 was primarily due to loan growth and changes in the macroeconomic forecast.

The negative PCL, LHFI for the other construction, secured by nonfarm, nonresidential properties and state and other political subdivisions portfolios for the three months ended September 30, 2025 was primarily due to positive credit migration and the release in reserves associated with the resolution of the External Factor - Credit Quality Review qualitative factor.

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

The PCL, LHFI for the commercial and industrial portfolio for the three months ended September 30, 2024 was primarily due to specific reserves on individually analyzed credits. The PCL, LHFI for all other portfolios for the three months ended September 30, 2024 was primarily due to net changes in the qualitative factors.

The negative PCL, LHFI for the secured by nonfarm, nonresidential properties portfolio for the three months ended September 30, 2024 was primarily due to changes in the macroeconomic forecast.

	Nine Months Ended September 30, 2025
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$6,452	$—	$205	$470	$7,127
Other secured by 1-4 family residential properties	11,347	(678)	259	2,215	13,143
Secured by nonfarm, nonresidential properties	37,896	(2,026)	124	(1,856)	34,138
Other real estate secured	19,491	—	78	4,340	23,909
Other loans secured by real estate:
Other construction	13,297	—	5	(8,321)	4,981
Secured by 1-4 family residential properties	32,129	(1,507)	470	11,206	42,298
Commercial and industrial loans	27,020	(6,249)	1,245	3,083	25,099
Consumer loans	5,141	(6,293)	4,482	1,998	5,328
State and other political subdivision loans	1,250	—	—	(391)	859
Other commercial loans and leases	6,247	(103)	99	2,117	8,360
Total	$160,270	$(16,856)	$6,967	$14,861	$165,242

The PCL, LHFI for the nine months ended September 30, 2025 was primarily due to loan growth, changes in the macroeconomic forecast, coupled with net adjustments to the qualitative factors due to credit migration and modeling assumption updates to utilize bank historical data.

The negative PCL, LHFI for the other construction and secured by nonfarm, nonresidential properties portfolios for the nine months ended September 30, 2025 was primarily due to segmentation migration, positive credit migration and a decline in loan balances.

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

The negative PCL, LHFI for the construction, land development and other land, other secured by 1-4 family residential properties, and other commercial loans and leases portfolios for the nine months ended September 30, 2024 was primarily due to changes in the macroeconomic forecast associated with these specific loss driver models as a result of the loss driver update for these loan portfolios

Note 5 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$139,317	$131,870
Origination of servicing assets	10,853	9,419
Change in fair value:
Due to market changes	(9,395)	(6,909)
Due to run-off	(9,099)	(8,527)
Balance at end of period	$131,676	$125,853

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At September 30, 2025, the fair value of the MSR included an assumed average prepayment speed of 9 CPR and an average discount rate of 10.66% compared to an assumed average prepayment speed of 9 CPR and an average discount rate of 10.64% at September 30, 2024.

Mortgage Loans Serviced/Sold

During the first nine months of 2025 and 2024, Trustmark sold $858.3 million and $843.6 million, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $15.1 million for the first nine months of 2025 compared to $14.8 million for the first nine months of 2024.

The table below details the mortgage loans sold and serviced for others at September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Federal National Mortgage Association	$4,757,987	$4,821,246
Government National Mortgage Association	3,838,185	3,695,419
Federal Home Loan Mortgage Corporation	289,270	213,358
Other	26,926	32,686
Total mortgage loans sold and serviced for others	$8,912,368	$8,762,709

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expense is included in other expense. Trustmark had no mortgage loan servicing putback expense for the three and nine months ended September 30, 2025 and 2024. At both September 30, 2025 and 2024, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 6 – Other Real Estate

At September 30, 2025, Trustmark’s geographic other real estate distribution was concentrated in its Alabama, Mississippi, Tennessee and Texas market regions. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these regions.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$5,917	$6,867
Additions	6,754	4,703
Disposals	(2,563)	(5,609)
(Write-downs) recoveries	(1,783)	(2,041)
Balance at end of period	$8,325	$3,920

Gains (losses), net on the sale of other real estate included in other real estate expense	$(323)	$(1,054)

At September 30, 2025 and December 31, 2024, other real estate by type of property consisted of the following ($ in thousands):

	September 30, 2025	December 31, 2024
Construction, land development and other land properties	$85	$46
1-4 family residential properties	3,872	2,260
Nonfarm, nonresidential properties	2,550	3,611
Other real estate properties	1,818	—
Total other real estate	$8,325	$5,917

At September 30, 2025 and December 31, 2024, other real estate by geographic location consisted of the following ($ in thousands):

	September 30, 2025	December 31, 2024
Alabama	$656	$170
Mississippi (1)	5,843	2,407
Tennessee (2)	927	1,079
Texas	899	2,261
Total other real estate	$8,325	$5,917
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At September 30, 2025, the balance of other real estate included $3.9 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $2.3 million at December 31, 2024. At September 30, 2025 and December 31, 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $7.4 million and $7.6 million, respectively.

Note 7 – Leases

Lessor Arrangements

Trustmark leases certain types of machinery and equipment to its customers through sales-type and direct financing leases as part of its equipment financing portfolio. These leases generally have remaining lease terms of one to nine years, some of which include renewal options and/or options for the lessee to purchase the leased property near or at the end of the lease term. Trustmark recognized interest income from its sales-type and direct financing leases of $5.0 million and $12.8 million for the three and nine months ended September 30, 2025, respectively, compared to $3.6 million and $9.1 million for the three and nine months ended September 30, 2024, respectively. Trustmark does not have any significant operating leases in which it is the lessor.

The table below summarizes the components of Trustmark's net investment in its sales-type and direct financing leases for the periods presented ($ in thousands):

	September 30, 2025	December 31, 2024
Leases receivable	$409,347	$282,771
Unearned income	(64,921)	(45,585)
Initial direct costs	3,093	2,252
Unguaranteed lease residual	16,806	7,084
Total net investment	$364,325	$246,522

The table below details the minimum future lease payments for Trustmark's leases receivable at September 30, 2025 ($ in thousands):

September 30, 2025
2025 (excluding the nine months ended September 30, 2025)	$20,523
2026	74,607
2027	87,105
2028	76,710
2029	61,050
Thereafter	89,352
Lease receivable	$409,347

Lessee Arrangements

For Trustmark's lessee arrangements, the leases of FBBI are included in discontinued operations and as a result, have been excluded from the amounts below. The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance leases:
Amortization of right-of-use assets	$113	$113	$339	$339
Interest on lease liabilities	32	37	100	113
Operating lease cost	1,343	1,344	4,025	3,756
Short-term lease cost	162	61	481	173
Variable lease cost	232	218	674	623
Sublease income	(70)	(58)	(205)	(63)
Net lease cost	$1,812	$1,715	$5,414	$4,941

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Finance leases:
Operating cash flows included in operating activities	$100	$113
Financing cash flows included in payments under finance lease obligations	338	315
Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	3,967	3,535
Operating cash flows (liability reduction) included in other operating activities, net	2,925	2,515

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Finance lease right-of-use assets, net of accumulated depreciation	$2,960	$3,299
Finance lease liabilities	3,572	3,910
Operating lease right-of-use assets	33,012	34,668
Operating lease liabilities	37,100	38,698

Weighted-average lease term:
Finance leases	6.61 years	7.35 years
Operating leases	8.90 years	9.31 years

Weighted-average discount rate:
Finance leases	3.61%	3.61%
Operating leases	4.03%	3.72%

At September 30, 2025, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2025 (excluding the nine months ended September 30, 2025)	$145	$1,335
2026	589	5,259
2027	594	5,207
2028	599	4,966
2029	633	4,802
Thereafter	1,454	23,299
Total minimum lease payments	4,014	44,868
Less imputed interest	(442)	(7,768)
Lease liabilities	$3,572	$37,100

Note 8 – Deposits

At September 30, 2025 and December 31, 2024, deposits consisted of the following ($ in thousands):

	September 30, 2025	December 31, 2024
Noninterest-bearing demand	$3,321,132	$3,073,565
Interest-bearing demand (1)	7,856,687	7,861,268
Savings (1)	968,186	980,424
Time	3,484,969	3,192,918
Total	$15,630,974	$15,108,175

(1) During the first quarter of 2025, Trustmark ceased the daily sweep from low transaction interest-bearing demand deposits to savings deposits. The prior period has been reclassified accordingly.

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Trustmark had no securities sold under repurchase agreements at September 30, 2025. The securities sold under repurchase agreements at December 31, 2024 were secured by securities with a carrying amount of $40.3 million. Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty. At December 31, 2024, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are

“swept” into overnight repurchase agreements with Trustmark. The following table presents the securities sold under repurchase agreements by collateral pledged at December 31, 2024 ($ in thousands):

December 31, 2024
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$11,685
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	7,487
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	10,169
Total securities sold under repurchase agreements	$29,341

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other expense. Other real estate sales for the three and nine months ended September 30, 2025 resulted in net losses of $179 thousand and $323 thousand, respectively, compared to net losses of $92 thousand and $1.1 million for the three and nine months ended September 30, 2024, respectively.

The Insurance Segment is included in discontinued operations for the nine months ended September 30, 2024. See Note 2 - Discontinued Operations for additional information about discontinued operations.

The following tables present noninterest income (loss) disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$11,188	$—	$11,188	$11,250	$—	$11,250
Bank card and other fees	7,625	635	8,260	7,661	218	7,879
Mortgage banking, net	—	8,182	8,182	—	6,119	6,119
Wealth management	185	—	185	175	—	175
Other, net	2,753	(553)	2,200	3,136	(337)	2,799
Total noninterest income (loss)	$21,751	$8,264	$30,015	$22,222	$6,000	$28,222

Wealth Management Segment
Service charges on deposit accounts	$63	$—	$63	$22	$—	$22
Bank card and other fees	58	—	58	52	—	52
Wealth management	9,613	—	9,613	9,113	—	9,113
Other, net	83	99	182	59	94	153
Total noninterest income (loss)	$9,817	$99	$9,916	$9,246	$94	$9,340

Consolidated
Service charges on deposit accounts	$11,251	$—	$11,251	$11,272	$—	$11,272
Bank card and other fees	7,683	635	8,318	7,713	218	7,931
Mortgage banking, net	—	8,182	8,182	—	6,119	6,119
Wealth management	9,798	—	9,798	9,288	—	9,288
Other, net	2,836	(454)	2,382	3,195	(243)	2,952
Total noninterest income (loss)	$31,568	$8,363	$39,931	$31,468	$6,094	$37,562
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

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$32,365	$—	$32,365	$33,089	$—	$33,089
Bank card and other fees	22,973	1,628	24,601	23,281	1,176	24,457
Mortgage banking, net	—	25,555	25,555	—	19,238	19,238
Wealth management	562	—	562	538	—	538
Other, net	10,554	(368)	10,186	13,735	(641)	13,094
Securities gains (losses), net	—	—	—	—	(182,792)	(182,792)
Total noninterest income (loss)	$66,454	$26,815	$93,269	$70,643	$(163,019)	$(92,376)

Wealth Management Segment
Service charges on deposit accounts	$107	$—	$107	$65	$—	$65
Bank card and other fees	135	—	135	127	—	127
Wealth management	28,417	—	28,417	27,394	—	27,394
Other, net	189	288	477	139	282	421
Total noninterest income (loss)	$28,848	$288	$29,136	$27,725	$282	$28,007

Consolidated
Service charges on deposit accounts	$32,472	$—	$32,472	$33,154	$—	$33,154
Bank card and other fees	23,108	1,628	24,736	23,408	1,176	24,584
Mortgage banking, net	—	25,555	25,555	—	19,238	19,238
Wealth management	28,979	—	28,979	27,932	—	27,932
Other, net	10,743	(80)	10,663	13,874	(359)	13,515
Securities gains (losses), net	—	—	—	—	(182,792)	(182,792)
Total noninterest income (loss)	$95,302	$27,103	$122,405	$98,368	$(162,737)	$(64,369)
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$9	$10	$27	$30
Interest cost	68	62	206	185
Expected return on plan assets	(31)	(24)	(94)	(72)
Recognized net (gain) loss due to lump sum settlements	(29)	—	(79)	(13)
Recognized net actuarial (gain) loss	(1)	—	(5)	—
Net periodic benefit cost	$16	$48	$55	$130

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$3	$11	$11	$33
Interest cost	476	457	1,446	1,393
Amortization of prior service cost	4	28	11	83
Recognized net actuarial loss	62	84	198	263
Net periodic benefit cost	$545	$580	$1,666	$1,772

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

The following tables summarize the Stock Plan activity for the period presented:

	Three Months Ended September 30, 2025
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	205,227	366,566
Granted	—	—
Released from restriction	—	(6,992)
Forfeited	—	(1,337)
Nonvested units, end of period	205,227	358,237

	Nine Months Ended September 30, 2025
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	208,045	372,276
Granted	63,392	126,224
Adjustment for performance factor	47,415	—
Released from restriction	(105,951)	(123,655)
Forfeited	(7,674)	(16,608)
Nonvested units, end of period	205,227	358,237

The following table presents information regarding compensation expense for units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Performance units	$514	$522	$1,538	$1,506
Time-vested units	779	808	3,413	3,440
Total compensation expense	$1,293	$1,330	$4,951	$4,946

Note 13 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At September 30, 2025 and 2024, Trustmark had unused commitments to extend credit of $4.410 billion and $4.469 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At September 30, 2025 and 2024, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $142.5 million and $127.5 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024.

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

During the third quarter of 2025, Management determined that the risk related to delayed identification and downgrading of commercial loans had sufficiently diminished and, as a result, resolved the External Factor – Credit Quality Review qualitative factor and released the associated reserves.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$25,891	$30,265	$29,392	$34,057
PCL, off-balance sheet credit exposures	295	(1,375)	(3,206)	(5,167)
Balance at end of period	$26,186	$28,890	$26,186	$28,890

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The increase in the ACL on off-balance sheet credit exposures for the three months ended September 30, 2025 was primarily due to an increase in unfunded commitments and changes to the macroeconomic forecast and was partially offset by adjustments to the qualitative factors. The decrease in the ACL on off-balance sheet credit exposures for the nine months ended September 30, 2025 was primarily due to the decrease in required reserves as a result of a decrease in unfunded commitments coupled with positive credit migration.

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

Note 14 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic shares	60,299	61,207	60,519	61,177
Dilutive shares	241	241	229	216
Diluted shares	60,540	61,448	60,748	61,393

Weighted-average antidilutive stock awards are excluded in determining diluted EPS. Trustmark had no weighted-average antidilutive stock awards for the three and nine months ended September 30, 2025 and 2024.

Note 15 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Income taxes paid	$40,639	$19,887
Interest expense paid on deposits and borrowings	237,425	296,939
Noncash transfers from loans to other real estate	6,754	4,703
Operating right-of-use assets resulting from lease liabilities	1,623	1,831

Note 16 – Shareholders’ Equity

Regulatory Capital

Trustmark and TB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2024 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TB and limit Trustmark’s and TB’s ability to pay dividends. As of September 30, 2025, Trustmark and TB exceeded all applicable minimum capital standards. In addition, Trustmark and TB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2025. To be categorized in this manner, Trustmark and TB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since September 30, 2025, which Management believes have affected Trustmark’s or TB’s present classification.

The following table provides Trustmark’s and TB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2025 and December 31, 2024 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At September 30, 2025:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,812,783	11.88%	7.00%	n/a
Trustmark Bank	1,888,425	12.37%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,872,783	12.27%	8.50%	n/a
Trustmark Bank	1,888,425	12.37%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,187,443	14.33%	10.50%	n/a
Trustmark Bank	2,079,189	13.62%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,872,783	10.26%	4.00%	n/a
Trustmark Bank	1,888,425	10.35%	4.00%	5.00%

At December 31, 2024:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,729,672	11.54%	7.00%	n/a
Trustmark Bank	1,828,044	12.20%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,789,672	11.94%	8.50%	n/a
Trustmark Bank	1,828,044	12.20%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,094,874	13.97%	10.50%	n/a
Trustmark Bank	2,009,544	13.41%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,789,672	9.99%	4.00%	n/a
Trustmark Bank	1,828,044	10.21%	4.00%	5.00%

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

On December 3, 2024, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2025, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2025. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased 1.0 million shares of its common stock valued at $37.1 million during the nine months ended September 30, 2025.

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

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$9,714	$(2,428)	$7,286	$55,892	$(13,973)	$41,919
Reclassification adjustment for net (gains) losses realized in net income	—	—	—	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	3,422	(855)	2,567	3,688	(922)	2,766
Total securities available for sale and transferred securities	13,136	(3,283)	9,853	59,580	(14,895)	44,685
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	4	(2)	2	28	(7)	21
Recognized net loss due to lump sum settlements	(29)	8	(21)	—	—	—
Change in net actuarial loss	61	(15)	46	84	(21)	63
Total pension and other postretirement benefit plans	36	(9)	27	112	(28)	84
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(822)	205	(617)	18,826	(4,706)	14,120
Reclassification adjustment for (gain) loss realized in net income	2,462	(616)	1,846	4,831	(1,208)	3,623
Total cash flow hedge derivatives	1,640	(411)	1,229	23,657	(5,914)	17,743
Total other comprehensive income (loss)	$14,812	$(3,703)	$11,109	$83,349	$(20,837)	$62,512

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$56,305	$(14,076)	$42,229	$47,579	$(11,895)	$35,684
Reclassification adjustment for net (gains) losses realized in net income	—	—	—	182,792	(45,698)	137,094
Change in net unrealized holding loss on securities transferred to held to maturity	10,297	(2,574)	7,723	11,020	(2,755)	8,265
Total securities available for sale and transferred securities	66,602	(16,650)	49,952	241,391	(60,348)	181,043
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	11	(3)	8	83	(21)	62
Recognized net loss due to lump sum settlements	(79)	20	(59)	(13)	3	(10)
Change in net actuarial loss	193	(48)	145	263	(65)	198
Total pension and other postretirement benefit plans	125	(31)	94	333	(83)	250
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	11,155	(2,789)	8,366	(2,007)	502	(1,505)
Reclassification adjustment for (gain) loss realized in net income	7,823	(1,956)	5,867	14,520	(3,630)	10,890
Total cash flow hedge derivatives	18,978	(4,745)	14,233	12,513	(3,128)	9,385
Total other comprehensive income (loss)	$85,705	$(21,426)	$64,279	$254,237	$(63,559)	$190,678

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2025	$(66,885)	$(4,721)	$(12,053)	$(83,659)
Other comprehensive income (loss) before reclassification	49,952	—	8,366	58,318
Amounts reclassified from accumulated other comprehensive income (loss)	—	94	5,867	5,961
Net other comprehensive income (loss)	49,952	94	14,233	64,279
Balance at September 30, 2025	$(16,933)	$(4,627)	$2,180	$(19,380)

Balance at January 1, 2024	$(204,670)	$(6,075)	$(8,978)	$(219,723)
Other comprehensive income (loss) before reclassification	43,949	—	(1,505)	42,444
Amounts reclassified from accumulated other comprehensive income (loss)	137,094	250	10,890	148,234
Net other comprehensive income (loss)	181,043	250	9,385	190,678
Balance at September 30, 2024	$(23,627)	$(5,825)	$407	$(29,045)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the nine months ended September 30, 2025 and the year ended December 31, 2024.

	September 30, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$208,269	$208,269	$—	$—
U.S. Government agency obligations	70,535	—	70,535	—
Mortgage-backed securities	1,535,441	—	1,535,441	—
Securities available for sale	1,814,245	208,269	1,605,976	—
LHFS	228,141	—	228,141	—
MSR	131,676	—	—	131,676
Other assets - derivatives	18,899	1,300	16,259	1,340
Other liabilities - derivatives	21,081	78	21,003	—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$202,669	$202,669	$—	$—
U.S. Government agency obligations	38,807	—	38,807	—
Mortgage-backed securities	1,451,058	—	1,451,058	—
Securities available for sale	1,692,534	202,669	1,489,865	—
LHFS	200,307	—	200,307	—
MSR	139,317	—	—	139,317
Other assets - derivatives	15,397	18	15,150	229
Other liabilities - derivatives	41,355	2,183	39,172	—

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2025 and 2024 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2025	$139,317	$229
Total net (loss) gain included in Mortgage banking, net (1)	(18,494)	3,498
Additions	10,853	—
Sales	—	(2,387)
Balance, September 30, 2025	$131,676	$1,340

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2025	$(9,395)	$4,021

Balance, January 1, 2024	$131,870	$845
Total net (loss) gain included in Mortgage banking, net (1)	(15,436)	2,154
Additions	9,419	—
Sales	—	(2,295)
Balance, September 30, 2024	$125,853	$704

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2024	$(6,908)	$1,580

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at September 30, 2025, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At September 30, 2025, Trustmark had outstanding balances of $34.0 million with a related ACL of $9.5 million in collateral-dependent LHFI, compared to outstanding balances of $37.1 million with a related ACL of $13.7 million in collateral-dependent LHFI at December 31, 2024. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $2.7 million were remeasured during the first nine months of 2025, requiring write-downs of $502 thousand to reach their current fair values compared to $803 thousand of foreclosed assets that were remeasured during the first nine months of 2024, requiring write-downs of $130 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at September 30, 2025 and December 31, 2024, are as follows ($ in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$732,826	$732,826	$567,251	$567,251
Securities held to maturity	1,268,459	1,233,736	1,335,385	1,259,107
Level 3 Inputs:
Net LHFI	13,382,914	13,427,266	12,929,672	12,886,168

Financial Liabilities:
Level 2 Inputs:
Deposits	15,630,974	15,623,696	15,108,175	15,098,854
Federal funds purchased and securities sold under repurchase agreements	420,000	420,000	324,008	324,008
Other borrowings	208,366	208,366	301,541	301,541
Subordinated notes	123,867	124,063	123,702	120,625
Junior subordinated debt securities	61,856	52,268	61,856	49,794

Fair Value Option

Trustmark has elected to account for its LHFS under the fair value option, with interest income on these LHFS reported in interest and fees on LHFS and LHFI. The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income (loss) in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three and nine months ended September 30, 2025, a net loss of $207 thousand and a net gain of $1.2 million, respectively, were recorded as noninterest income (loss) in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to a net gain of $480 thousand and a net loss of $1.2 million, respectively, for the three and nine months ended September 30, 2024. Interest and fees on LHFS and LHFI for the three and nine months ended September 30, 2025 included $2.4 million and $6.8 million, respectively, of interest earned on LHFS accounted for under the fair value option, compared to $2.4 million and $6.3 million for the three and nine months ended September 30, 2024, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $104.8 million and $97.6 million at September 30, 2025 and December 31, 2024, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and ACL, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option at September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Fair value of LHFS	$123,347	$102,676
LHFS contractual principal outstanding	121,055	105,322
Fair value less unpaid principal	$2,292	$(2,646)

Note 18 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At September 30, 2025, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.515 billion compared to $1.500 billion at December 31, 2024.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $132 thousand and $393 thousand of amortization expense for the three and nine months ended September 30, 2025, respectively, compared to $132 thousand and $341 thousand of amortization expense for the three and nine months ended September 30, 2024, respectively. As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income (loss) during the same period. During the next twelve months, Trustmark estimates that $2.7 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $337.5 million at September 30, 2025 compared to $311.5 million at December 31, 2024. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $858 thousand and $2.5 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the impact was a net negative ineffectiveness of $2.0 million and $8.1 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $149.5 million at September 30, 2025, with a negative valuation adjustment of $215 thousand, compared to $110.0 million, with a positive valuation adjustment of $679 thousand, at December 31, 2024.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $92.0 million at September 30, 2025, with a positive valuation adjustment of $1.3 million, compared to $52.1 million, with a positive valuation adjustment of $229 thousand, at December 31, 2024.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income (loss) in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivatives market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At September 30, 2025, Trustmark had interest rate swaps with an aggregate notional amount of $1.800 billion related to this program, compared to $1.819 billion at December 31, 2024.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At September 30, 2025, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $568 thousand at December 31, 2024. At September 30, 2025 and December 31, 2024, Trustmark had posted collateral of $2.2 million and $1.5 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2025, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At September 30, 2025, Trustmark had entered into ten risk participation agreements as a beneficiary with aggregate notional amounts of $111.1 million compared to eleven risk participation agreements as a beneficiary with an aggregate notional amount of $83.9 million at December 31, 2024. At September 30, 2025, Trustmark had entered into twenty-eight risk participation agreements as a guarantor with aggregate notional amounts of $283.3 million compared to twenty-eight risk participation agreements as a guarantor with aggregate notional amounts of $229.1 million at December 31, 2024. The aggregate fair values of these risk participation agreements were immaterial at both September 30, 2025 and December 31, 2024.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at September 30, 2025 and December 31, 2024 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate contracts:
Interest rate swaps included in other assets (1)	$4,674	$74
Interest rate floors included in other assets	1,931	1,582
Interest rate swaps included in other liabilities (1)	268	5,958

Derivatives not designated as hedging instruments:
Interest rate contracts:
Exchange traded purchased options included in other assets	$20	$18
OTC written options (rate locks) included in other assets	1,340	229
Futures contracts included in other assets	1,280	—
Interest rate swaps included in other assets (1)	9,640	13,478
Credit risk participation agreements included in other assets	14	16
Futures contracts included in other liabilities	—	1,972
Forward contracts included in other liabilities	(215)	(679)
Exchange traded written options included in other liabilities	78	211
Interest rate swaps included in other liabilities (1)	20,793	33,817
Credit risk participation agreements included in other liabilities	157	76

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS and LHFI	$(2,462)	$(4,831)	$(7,823)	$(14,520)

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$1,076	$7,655	$7,633	$(478)
Amount of gain (loss) recognized in bank card and other fees	196	(93)	560	(98)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(617)	$14,120	$8,366	$(1,505)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2025 and December 31, 2024 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of September 30, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$16,245	$—	$16,245	$(6,236)	$(690)	$9,319

Offsetting of Derivative Liabilities
As of September 30, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$21,061	$—	$21,061	$(6,236)	$(2,200)	$12,625

Offsetting of Derivative Assets
As of December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$15,134	$—	$15,134	$(7,956)	$(2,000)	$5,178

Offsetting of Derivative Liabilities
As of December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$39,775	$—	$39,775	$(7,956)	$(1,460)	$30,359

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

The Insurance Segment is included in discontinued operations for the nine months ended September 30, 2024 in the accompanying consolidated statements of income (loss). See Note 2 - Discontinued Operations for additional information about discontinued operations.

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

The following tables disclose financial information by reportable segment for the periods presented ($ in thousands):

Three Months Ended September 30, 2025	General Banking	Wealth Management	Consolidated
Interest income	$239,614	$3,103	$242,717
Interest expense	78,528	1,748	80,276
Funds transfer pricing, net	(1,488)	1,488	—
Net interest income	159,598	2,843	162,441
PCL	1,687	(2)	1,685
Net interest income after PCL	157,911	2,845	160,756
Service charges on deposit accounts	11,188	63	11,251
Bank card and other fees	8,260	58	8,318
Mortgage banking, net	8,182	—	8,182
Wealth management	185	9,613	9,798
Other, net	2,299	83	2,382
Internal allocations	(99)	99	—
Noninterest income (loss)	30,015	9,916	39,931
Salaries and employee benefits	65,678	5,830	71,508
Services and fees	28,083	694	28,777
Other segment expenses (1)	30,253	395	30,648
Internal allocations	(1,699)	1,699	—
Noninterest expense	122,315	8,618	130,933
Income from continuing operations before income taxes	65,611	4,143	69,754
Income taxes from continuing operations	11,939	1,028	12,967
Consolidated income from continuing operations	$53,672	$3,115	$56,787

Selected Financial Information
Total assets from continuing operations	$18,600,667	$200,843	$18,801,510
Depreciation and amortization from continuing operations	$9,682	$65	$9,747
(1)
Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Three Months Ended September 30, 2024	General Banking	Wealth Management	Consolidated
Interest income	$248,817	$2,775	$251,592
Interest expense	96,178	700	96,878
Funds transfer pricing, net	550	(550)	—
Net interest income	153,189	1,525	154,714
PCL	6,551	(3)	6,548
Net interest income after PCL	146,638	1,528	148,166
Service charges on deposit accounts	11,250	22	11,272
Bank card and other fees	7,879	52	7,931
Mortgage banking, net	6,119	—	6,119
Wealth management	175	9,113	9,288
Other, net	2,893	59	2,952
Internal allocations	(94)	94	—
Noninterest income (loss)	28,222	9,340	37,562
Salaries and employee benefits	61,144	5,547	66,691
Services and fees	25,019	705	25,724
Other segment expenses (1)	30,447	408	30,855
Internal allocations	(1,453)	1,453	—
Noninterest expense	115,157	8,113	123,270
Income from continuing operations before income taxes	59,703	2,755	62,458
Income taxes from continuing operations	10,445	683	11,128
Consolidated income from continuing operations	$49,258	$2,072	$51,330

Selected Financial Information
Total assets from continuing operations	$18,282,757	$197,615	$18,480,372
Depreciation and amortization from continuing operations	$9,656	$62	$9,718
(1)
Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Nine Months Ended September 30, 2025	General Banking	Wealth Management	Consolidated
Interest income	$700,073	$9,219	$709,292
Interest expense	232,624	3,416	236,040
Funds transfer pricing, net	(775)	775	—
Net interest income	466,674	6,578	473,252
PCL	11,677	(22)	11,655
Net interest income after PCL	454,997	6,600	461,597
Service charges on deposit accounts	32,365	107	32,472
Bank card and other fees	24,601	135	24,736
Mortgage banking, net	25,555	—	25,555
Wealth management	562	28,417	28,979
Other, net	10,474	189	10,663
Internal allocations	(288)	288	—
Noninterest income (loss)	93,269	29,136	122,405
Salaries and employee benefits	191,380	16,918	208,298
Services and fees	80,039	1,983	82,022
Other segment expenses (1)	88,525	1,213	89,738
Internal allocations	(4,667)	4,667	—
Noninterest expense	355,277	24,781	380,058
Income from continuing operations before income taxes	192,989	10,955	203,944
Income taxes from continuing operations	34,961	2,722	37,683
Consolidated income from continuing operations	$158,028	$8,233	$166,261

Selected Financial Information
Total assets from continuing operations	$18,600,667	$200,843	$18,801,510
Depreciation and amortization from continuing operations	$28,042	$190	$28,232

(1)
Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Nine Months Ended September 30, 2024	General Banking	Wealth Management	Consolidated
Interest income	$712,843	$7,740	$720,583
Interest expense	290,165	1,845	292,010
Funds transfer pricing, net	1,558	(1,558)	—
Net interest income	424,236	4,337	428,573
PCL	33,631	162	33,793
Net interest income after PCL	390,605	4,175	394,780
Service charges on deposit accounts	33,089	65	33,154
Bank card and other fees	24,457	127	24,584
Mortgage banking, net	19,238	—	19,238
Wealth management	538	27,394	27,932
Other, net	13,376	139	13,515
Securities gains (losses), net	(182,792)	—	(182,792)
Internal allocations	(282)	282	—
Noninterest income (loss)	(92,376)	28,007	(64,369)
Salaries and employee benefits	180,359	16,657	197,016
Services and fees	72,830	2,068	74,898
Other segment expenses (1)	88,030	1,316	89,346
Internal allocations	(4,384)	4,384	—
Noninterest expense	336,835	24,425	361,260
Income from continuing operations before income taxes	(38,606)	7,757	(30,849)
Income taxes from continuing operations	(21,675)	1,928	(19,747)
Consolidated income from continuing operations	$(16,931)	$5,829	$(11,102)

Selected Financial Information
Total assets from continuing operations	$18,282,757	$197,615	$18,480,372
Depreciation and amortization from continuing operations	$27,998	$188	$28,186

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

ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” Issued in September 2025, ASU 2025-06 seeks to update the guidance on accounting for software due to changes in how software is generally developed. When software accounting guidance was first issued, companies developing software generally followed a prescriptive and sequential development method (e.g., waterfall). Since then, many companies have adopted a more incremental and iterative development method (i.e., agile). As a result, many stakeholders noted the challenges of applying current internal-use software accounting requirements that do not specifically address software developed using an incremental and iterative method, which has led to diversity in practice in determining when to begin capitalizing software costs. The amendments of ASU 2025-06 remove all references to a prescriptive and sequential software development method (referred to as "project stages") throughout FASB ASC Subtopic 350-40, and require an entity to start capitalizing software costs when both of the following occur: (1) Management has authorized and committed to funding the software project; and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). In evaluating the probable-to-complete recognition threshold, a company is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for all entities for annual reporting periods beginning after

December 15, 2027, and for interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Trustmark intends to adopt the amendments of ASU 2025-06 effective January 1, 2028. Trustmark is currently evaluating the impact the amendments of ASU 2025-06 will have in regards to its internal-use software; however, adoption of ASU 2025-06 is not expected to have a material impact to Trustmark’s consolidated financial statements or results of operations.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. As previously disclosed, on August 4, 2025, Trustmark’s principal subsidiary, Trustmark National Bank, initially chartered by the State of Mississippi in 1889, converted from a national banking association to a Mississippi-chartered banking corporation and changed its name to Trustmark Bank (TB). TB is a member bank of the Federal Reserve System and is supervised by the Federal Reserve Bank of Atlanta (FRBA) and the Mississippi Department of Banking and Consumer Finance (MDBCF). In addition, as a large provider of consumer financial services, TB remains subject to regulation, supervision, enforcement and examination by the Consumer Financial Protection Bureau (CFPB). As a Mississippi state-chartered banking corporation, TB must obtain the approval of the MDBCF prior to declaring or paying a dividend on its common stock. Dividends from TB are Trustmark’s principal source of cash. At September 30, 2025, TB had total assets of $18.799 billion, which represented 99.99% of the consolidated assets of Trustmark.

Through TB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,539 full-time equivalent associates (measured at September 30, 2025) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Georgia (primarily in Atlanta, which is referred to herein as Trustmark's Georgia market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along two operating segments: General Banking Segment and Wealth Management Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024 (2024 Annual Report).

Executive Overview

Trustmark's financial results for the first nine months of 2025 reflected diversified growth in loans held for investment (LHFI), stable credit quality and cost-effective core deposit growth. Trustmark's capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. Trustmark continued to implement organic growth initiatives and make investments to capitalize on opportunities in its marketplace. With robust capital, liquidity and profitability, Trustmark is well-positioned to compete in changing economic conditions and create long-term value for its shareholders. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.24 per share. The dividend is payable December 15, 2025, to shareholders of record on December 1, 2025. Trustmark’s payment of the dividend will be fully funded by a dividend from TB to Trustmark, which the MDBCF approved on October 30, 2025.

Recent Economic and Industry Developments

Economic activity improved slightly during the third quarter of 2025, but was characterized by mixed signals, notably, strong equity market performance, continued consumer spending and a Federal Reserve Board (FRB) rate cut, but also a softening labor market and persistent inflationary pressures, driven partly by new tariffs. United States stocks performed strongly during the third quarter of 2025, supported by optimistic sentiment around lower interest rates, better-than-expected corporate earnings and strong performance in the technology and artificial intelligence (AI) sectors. However, economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, the current United States presidential administration's policies, the United States government shutdown, inflationary and broader pricing pressures and other economic and industry volatility. Concerns surrounding the near-term direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

In September 2024, the FRB began lowering the target federal funds rate, making multiple decreases during the fourth quarter of 2024 to a range of 4.25% to 4.50% as of December 2024, based on its confidence that inflation was moving substantially toward 2.00% and that the risks to achieving the FRB's employment and inflation goals were roughly balanced. In addition, in September 2024, the FRB made the first of multiple reductions in the rate it pays on reserves, lowering the rate to 4.40% as of December 2024. The FRB left the target federal funds rate unchanged at a range of 4.25% to 4.50% and maintained the rate it pays on reserves at 4.40% until the September 2025 meeting of the FRB's Federal Open Market Committee, at which time the FRB lowered the target federal funds rate to a range of 4.00% to 4.25% and lowered the rate it pays on reserves to 4.15%. Prior period rate increases increased the competitive pressures on the deposit cost of funds. While rate cuts potentially reduced those competitive pressures, they increased pressure on Trustmark's net interest margin, a key component to its financial results. It is not possible to predict the direction, pace or magnitude of further changes, if any, in interest rates, or the impact any such rate changes will have on Trustmark's results of operations.

In the August 2025 and October 2025 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that during the reporting periods (covering the periods from July 8, 2025 through August 25, 2025 and August 26, 2025 through October 6, 2025) there was little to no change in the level of economic activity. Reports by the twelve Federal Reserve Districts (Districts) noted the following during the reporting periods:

•
Consumer spending was flat to declining, particularly with retail sales, with wages failing to keep up with rising prices for many households. Auto sales were boosted in some Districts by strong demand for electric vehicles ahead of the expiration of a federal tax credit at the end of September as well as an increase in consumer demand for parts and services to repair older vehicles. Several reports noted that lower- and middle-income households continued to seek discounts and promotions in the face of rising prices and elevated economic uncertainty.
•
Manufacturing activity varied by Districts, and most reports noted challenging conditions due to higher tariffs and waning overall demand. Activity in agriculture, energy and transportation was generally down. Conditions in the financial services sector and other interest rate-sensitive sectors, such as residential and commercial real estate, were mixed. Some reports noted improved business lending in recent weeks due to lower interest rates, while other reports continued to highlight muted activity.
•
The outlook for future economic growth varied by District and sector. Sentiment reportedly improved in a few Districts, with some contacts expecting an uptick in demand over the next six to twelve months. However, many others continued to expect elevated uncertainty to weigh down activity, with one District highlighting the downside risk to growth from a prolonged government shutdown.
•
Employment levels were largely stable and demand for labor was generally muted across Districts and sectors. In most Districts, more employers reported lowering head counts through layoffs and attrition, with contacts citing weaker demand, elevated economic uncertainty and, in some cases, increased investment in AI technologies. Employers that reported hiring generally noted improved labor availability, and some favored hiring temporary and part-time workers over offering full-time employment opportunities. Nevertheless, labor supply in the hospitality, agriculture, construction and manufacturing sectors was reportedly strained in several Districts due to recent changes to immigration policies. Wages grew at a modest to moderate pace and labor cost pressures intensified due to outsized increases in employer-sponsored health insurance expenses.
•
Prices rose further, as several District reports indicated that input costs increased at a faster pace due to higher import costs and the higher cost of services such as insurance, health care and technology solutions. Tariff-induced input cost increases were reported across many Districts, but the extent of those higher costs passing through to final prices varied. Some firms facing tariff-induced cost pressures kept their selling prices largely unchanged to preserve market share and in response to pushback from price-sensitive clients. However, there were also reports of firms in manufacturing and retail trades fully passing higher import costs along to their customers. Waning demand in some markets reportedly pushed prices down for some materials, such as steel and lumber.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida, Georgia and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve's Sixth District reported overall loan growth was flat, loan demand from both corporate and consumer borrowers was muted amid persistent economic uncertainty, consumer lending contracted further, and while banks reported healthy credit quality, delinquencies ticked up. The Federal Reserve's Sixth District also reported that multiple bank mergers were announced, affecting the banking landscape across the southeast. The Federal Reserve’s Eighth District reported that banking activity remained unchanged, with moderate loan demand and overall credit conditions remaining strong. The Federal Reserve’s Eighth District also reported bankers tightening their lending standards with higher equity requirements, more scrutiny of small business loans and limited access to credit for smaller investors. The Federal Reserve’s Eleventh District reported that loan volume and loan demand increased in September 2025, credit tightening continued and loan pricing declined. The Federal Reserve’s Eleventh District also noted that overall loan performance deteriorated slightly, though performance for commercial real estate sharply improved, bankers reported stable general business activity and mixed outlooks.

Trustmark is intently monitoring the impact of tariffs, the United States government shutdown and other administrative policies on its customer base, interest rates and credit-related issues. Economic uncertainty or disruptions in the marketplace as a result of such policies could reduce loan demand or increase loan nonperformance. It is not possible to predict the timing or magnitude of changes to policies by the current United States presidential administration, if any, or the impact any such policy changes could have on Trustmark's customer base, credit quality or results of operations.

Financial Highlights

Trustmark reported net income of $56.8 million, or basic and diluted earnings per share (EPS) of $0.94, in the third quarter of 2025, compared to $51.3 million, or basic and diluted EPS of $0.84, in the third quarter of 2024. Trustmark’s reported performance during the quarter ended September 30, 2025 produced a return on average tangible equity of 12.84%, a return on average assets of 1.21%, an average equity to average assets ratio of 11.26% and a dividend payout ratio of 25.53%, compared to a return on average tangible equity of 12.86%, a return on average assets of 1.10%, an average equity to average assets ratio of 10.39% and a dividend payout ratio of 27.38% during the quarter ended September 30, 2024.

Trustmark reported net income of $166.3 million, or basic and diluted EPS of $2.75 and $2.74, respectively, for the nine months ended September 30, 2025, compared to $166.7 million, or basic and diluted EPS of $2.72, for the same time period in 2024. Trustmark's reported performance during the first nine months of 2025 produced a return on average tangible equity of 13.03%, a return on average assets of 1.21%, an average equity to average assets ratio of 11.09% and a dividend payout ratio of 26.18%, compared to a return on average tangible equity of 15.79%, a return on average assets of 1.19%, an average equity to average assets ratio of 9.52% and a dividend payout ratio of 25.37% for the same time period in 2024.

For further information regarding the calculation of return on average tangible equity, which is not a measure prepared in accordance with U.S. generally accepted accounting principles (GAAP), see “Non-GAAP Financial Measures.

Trustmark completed the sale of FBBI during the second quarter of 2024. As such, financial results for the nine months ended September 30, 2024 consisted of both continuing and discontinued operations. The discontinued operations included the financial results of FBBI prior to the sale. Trustmark reported a net loss from continuing operations of $11.1 million for the nine months ended September 30, 2024. Trustmark's reported performance from continuing operations for the nine months ended September 30, 2024 produced a return on average tangible equity from continuing operations of -1.02% and a return on average assets from continuing operations of -0.08%. The net loss from continuing operations for the nine months ended September 30, 2024 was principally due to the $182.8 million loss on the sale of available for sale securities during the second quarter of 2024.

Total revenue, which is defined as net interest income plus noninterest income (loss), for the three months ended September 30, 2025 was $202.4 million, an increase of $10.1 million, or 5.3%, when compared to the same time period in 2024. Total revenue for the nine months ended September 30, 2025 was $595.7 million, an increase of $231.5 million, or 63.6%, when compared to the same time period in 2024. The increase in total revenue when the three months ended September 30, 2025 is compared to the same time period in 2024, was principally due to increases in net interest income, primarily due to a decrease in interest on deposits partially offset by declines in interest and fees on loans held for sale (LHFS) and LHFI and other interest income, and noninterest income, primarily due to an increase in mortgage banking, net. The increase in total revenue when the nine months ended September 30, 2025 is compared to the same time period in 2024, was principally due to an increase in noninterest income, principally due to the significant non-routine transactions that occurred during the second quarter of 2024, and an increase in net interest income, primarily due to declines in all categories of interest expense and an increase in interest on securities partially offset by declines in interest and fees on LHFS and LHFI and other interest income.

Net interest income for the three and nine months ended September 30, 2025 totaled $162.4 million and $473.3 million, respectively, an increase of $7.7 million, or 5.0%, and $44.7 million, or 10.4%, respectively, when compared to the same time periods in 2024. Interest income totaled $242.7 million for the three months ended September 30, 2025, a decrease of $8.9 million, or 3.5%, when compared to the same time period in 2024, principally due to a decrease in interest and fees on LHFS and LHFI, primarily as a result of a decline in yields on the LHFS and LHFI portfolios, and a decrease in other interest income, primarily due to a decline in interest earned on balances held at the FRBA. Interest income totaled $709.3 million for the nine months ended September 30, 2025, a decrease of $11.3 million, or 1.6%, when compared to the same time period in 2024, principally due to a decrease in interest and fees on LHFS and LHFI, primarily as a result of a decline in yields on the LHFS and LHFI portfolios, and a decrease in other interest income, primarily due to a decline in interest earned on balances held at the FRBA, partially offset by an increase in interest on securities, primarily as a result of restructuring the available for sale securities portfolio during the second quarter of 2024. Interest expense totaled $80.3 million for the three months ended September 30, 2025, a decrease of $16.6 million, or 17.1%, when compared to the same time period in 2024 principally due to a decline in interest expense on deposits. Interest expense totaled $236.0 million for the nine months ended September 30, 2025, a decrease of $56.0 million, or 19.2%, when compared to the same time period in 2024 reflecting declines in all categories of interest expense.

Noninterest income (loss) for the three months ended September 30, 2025 totaled $39.9 million, an increase of $2.4 million, or 6.3%, when compared to the same time period in 2024 principally due to an increase in mortgage banking, net. Noninterest income (loss) for the nine months ended September 30, 2025 totaled $122.4 million, an increase of $186.8 million when compared to the same time period in 2024 principally due to the significant non-routine transactions that occurred during the second quarter of 2024, which included the $182.8 million loss on the sale of available for sale securities included in securities gains (losses), net and the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans partially offset by the $8.1 million fair value adjustment for the Visa C shares included in other, net as well as an increase in mortgage banking, net. Mortgage banking, net totaled $8.2 million and $25.6 million for the three and nine months ended September 30, 2025, respectively, an increase of $2.1 million, or 33.7%, and $6.3 million, or 32.8%, respectively, when compared to the same time periods in 2024 principally due to improvement in the net negative hedge ineffectiveness and an increase in the gain on sales of loans.

Noninterest expense for the three and nine months ended September 30, 2025 totaled $130.9 million and $380.1 million, respectively, an increase of $7.7 million, or 6.2%, and $18.8 million, or 5.2%, respectively, when compared to the same time periods in 2024, principally due to increases in salaries and employee benefits and services and fees. Salaries and employee benefits totaled $71.5 million and $208.3 million for the three and nine months ended September 30, 2025, respectively, an increase of $4.8 million, or 7.2%, and $11.3 million, or 5.7%, respectively, when compared to the same time periods in 2024. The increase in salaries and employee benefits when the three months ended September 30, 2025 is compared to the same time period in 2024 was principally due to increase in salaries expense primarily due to general merit increases, management annual performance incentives and other salaries expense. The increase in salaries and employee benefits when the nine months ended September 30, 2025 is compared to the same time period in 2024 was principally due to increases in salaries expense primarily due to general merit increases, management annual performance incentives, medical insurance expense, commissions related to mortgage originations and other salaries expense. Services and fees totaled $28.8 million and $82.0 million for the three and nine months ended September 30, 2025, respectively, an increase of $3.1 million, or 11.9%, and $7.1 million, or 9.5%, respectively, when compared to the same time periods in 2024, principally due to increases in data processing expenses related to software, business process operations outsourcing expense, legal expense and advertising expense.

Trustmark’s total PCL on LHFI for the three and nine months ended September 30, 2025 totaled $1.4 million and $14.9 million, respectively, compared to a total PCL on LHFI of $7.9 million and $39.0 million, respectively, for the same time periods in 2024. The total PCL on LHFI for the nine months ended September 30, 2024 included a $8.6 million PCL, LHFI sale of 1-4 family mortgage loans for the credit-related portion of the loss on the sale of the 1-4 family mortgage loans during the second quarter of 2024. The PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, decreased $15.5 million, or 51.0%, when the nine months ended September 30, 2025 is compared to the same time period in 2024. The PCL, LHFI for the three months ended September 30, 2025 primarily reflected increases in required reserves as a result of loan growth, changes in macroeconomic forecasts and updates to various reserve factors partially offset by declines in required reserves as a result of positive credit migration and reserves released associated with the resolution of the External Factor-Credit Quality Review qualitative factor. The PCL, LHFI for the nine months ended September 30, 2025 primarily reflected increases in required reserves as a result of loan growth and changes in macroeconomic forecasts partially offset by reserves released associated with the resolution of the External Factor-Credit Quality Review qualitative factor. The PCL, off-balance sheet credit exposures totaled $295 thousand and a negative $3.2 million for the three and nine months ended September 30, 2025, respectively, compared to a negative $1.4 million and a negative $5.2 million, respectively, for the same time periods in 2024. The PCL, off-balance sheet credit exposures for the three months ended September 30, 2025, primarily reflected an increase in required reserves as a result of changes in the total reserve rate, primarily related to consumer credits and commercial and industrial credits, credit migration and an increase in unfunded commitments, partially offset by reserves released associated with the resolution of the External Factor-Credit Quality Review qualitative factor. The release in PCL, off-balance sheet credit exposures for the nine months ended September 30, 2025, primarily reflected a decrease in required reserves as a result of positive credit migration, reserves released associated with the resolution of the External Factor-Credit Quality Review qualitative factor and a decrease in unfunded commitments. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At September 30, 2025, nonperforming assets totaled $92.3 million, an increase of $6.3 million, or 7.3%, compared to December 31, 2024, reflecting increases in both nonaccrual LHFI and other real estate. Nonaccrual LHFI totaled $84.0 million at September 30, 2025, an increase of $3.8 million, or 4.8%, relative to December 31, 2024, primarily as a result of 1-4 family mortgage loans placed on nonaccrual status in the Mississippi market region largely offset by the resolution of nonaccrual credits in the Alabama and Mississippi market regions. Other real estate totaled $8.3 million at September 30, 2025, an increase of $2.4 million, or 40.7%, when compared to December 31, 2024, principally due to properties foreclosed in the Mississippi market region partially offset by properties sold in the Mississippi and Alabama market regions and a reserve for other real estate write-down for a property in the Texas market region recorded during the third quarter of 2025.

LHFI totaled $13.548 billion at September 30, 2025, an increase of $458.2 million, or 3.5%, compared to December 31, 2024. The increase in LHFI during the first nine months of 2025 was primarily due to net growth in other commercial loans and leases, loans secured by real estate, commercial and industrial loans and state and other political subdivision loans. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $15.631 billion at September 30, 2025, an increase of $522.8 million, or 3.5%, compared to December 31, 2024. During the first nine months of 2025, noninterest-bearing deposits increased $247.6 million, or 8.1%, principally due to growth in commercial and public noninterest-bearing demand deposit accounts. Interest-bearing deposits increased $275.2 million, or 2.3%, during the first nine months of 2025, primarily due to growth in all categories of certificates of deposits (CDs) and money market deposit accounts (MMDA), partially offset by declines in all categories of interest checking accounts and savings accounts.

Federal funds purchased and securities sold under repurchase agreements totaled $420.0 million at September 30, 2025, an increase of $96.0 million, or 29.6%, compared to December 31, 2024, principally due to an increase in upstream federal funds purchased. Other borrowings totaled $208.4 million at September 30, 2025, a decrease of $93.2 million, or 30.9%, compared to December 31, 2024, principally due to a decrease in outstanding short-term FHLB advances with the FHLB of Dallas.

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

On October 22, 2024, the CFPB released a final rule to implement Section 1033 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, financial institutions are required, upon request, to make available to a consumer or third party authorized by the consumer certain information TB has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. Industry organizations challenged the final rule in court. On July 29, 2025, the district court granted a motion by the CFPB to stay the proceedings while the CFPB conducts a rulemaking to revise the final rule substantially. On August 22, 2025, the CFPB issued an advance notice of proposed rulemaking to solicit comments and data on several issues relating to the final rule. On October 29, 2025, the district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule.

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

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated Statements of Income (Loss)
Total interest income	$242,717	$251,592	$709,292	$720,583
Total interest expense	80,276	96,878	236,040	292,010
Net interest income	162,441	154,714	473,252	428,573
PCL, LHFI	1,390	7,923	14,861	30,327
PCL, LHFI sale of 1-4 family mortgage loans	—	—	—	8,633
PCL, off-balance sheet credit exposures	295	(1,375)	(3,206)	(5,167)
Noninterest income (loss)	39,931	37,562	122,405	(64,369)
Noninterest expense	130,933	123,270	380,058	361,260
Income (loss) from continuing operations before income taxes	69,754	62,458	203,944	(30,849)
Income taxes from continuing operations	12,967	11,128	37,683	(19,747)
Income (loss) from continuing operations	56,787	51,330	166,261	(11,102)
Income from discontinued operations before income taxes	—	—	—	237,152
Income taxes from discontinued operations	—	—	—	59,353
Income from discontinued operations	—	—	—	177,799
Net income	$56,787	$51,330	$166,261	$166,697

Total Revenue (1)	$202,372	$192,276	$595,657	$364,204

Per Share Data (2)
Basic earnings (loss) per share (EPS) from continuing operations	$0.94	$0.84	$2.75	$(0.18)
Basic EPS from discontinued operations	$—	$—	$—	$2.91
Basic EPS - total	$0.94	$0.84	$2.75	$2.72

Diluted EPS from continuing operations	$0.94	$0.84	$2.74	$(0.18)
Diluted EPS from discontinued operations	$—	$—	$—	$2.90
Diluted EPS - total	$0.94	$0.84	$2.74	$2.72

Cash dividends per share	$0.24	$0.23	$0.72	$0.69

Performance Ratios
Return on average equity	10.78%	10.62%	10.89%	12.54%
Return on average equity from continuing operations	10.78%	10.62%	10.89%	-0.83%
Return on average tangible equity	12.84%	12.86%	13.03%	15.79%
Return on average tangible equity from continuing operations	12.84%	12.86%	13.03%	-1.02%
Return on average assets	1.21%	1.10%	1.21%	1.19%
Return on average assets from continuing operations	1.21%	1.10%	1.21%	-0.08%
Average equity / average assets	11.26%	10.39%	11.09%	9.52%
Net interest margin (fully taxable equivalent)	3.83%	3.69%	3.80%	3.43%
Dividend payout ratio	25.53%	27.38%	26.18%	25.37%
Dividend payout ratio from continuing operations	25.53%	27.38%	26.18%	-383.33%

Credit Quality Ratios
Net charge-offs (recoveries) (excl sale of 1-4 family mortgage loans) / average loans	0.13%	0.14%	0.10%	0.12%
PCL, LHFI (excl PCL, LHFI sale of 1-4 family mortgage loans) / average loans	0.04%	0.24%	0.15%	0.30%
Nonaccrual LHFI / (LHFI + LHFS)	0.61%	0.55%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.67%	0.58%
ACL, LHFI / LHFI	1.22%	1.21%

(1)
Consistent with Trustmark’s annual financial statements, total revenue is defined as net interest income plus noninterest income (loss).
(2)
Due to rounding, EPS from continuing operations and discontinued operations may not sum to EPS from net income.

	September 30,
	2025	2024
Consolidated Balance Sheets
Total assets	$18,801,510	$18,480,372
Securities	3,082,704	3,084,153
Total loans (LHFI + LHFS)	13,776,297	13,316,565
Deposits	15,630,974	15,240,935
Total shareholders' equity	2,114,268	1,980,096

Stock Performance
Market value - close	$39.60	$31.82
Book value	35.16	32.35
Tangible book value	29.60	26.88

Capital Ratios
Total equity / total assets	11.25%	10.71%
Tangible equity / tangible assets	9.64%	9.07%
Tangible equity / risk-weighted assets	11.66%	10.97%
Tier 1 leverage ratio	10.26%	9.65%
Common equity Tier 1 risk-based capital ratio	11.88%	11.30%
Tier 1 risk-based capital ratio	12.27%	11.70%
Total risk-based capital ratio	14.33%	13.71%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$2,090,373	$1,923,248	$2,041,407	$1,776,291
Less: Goodwill		(334,605)	(334,605)	(334,605)	(334,605)
Identifiable intangible assets		(49)	(168)	(80)	(196)
Total average tangible equity		$1,755,719	$1,588,475	$1,706,722	$1,441,490

PERIOD END BALANCES
Total shareholders' equity		$2,114,268	$1,980,096
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		(32)	(153)
Total tangible equity	(a)	$1,779,631	$1,645,338

TANGIBLE ASSETS
Total assets		$18,801,510	$18,480,372
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		(32)	(153)
Total tangible assets	(b)	$18,466,873	$18,145,614
Risk-weighted assets	(c)	$15,263,314	$15,004,024

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income (loss) from continuing operations		$56,787	$51,330	$166,261	$(11,102)
Plus: Intangible amortization net of tax from continuing operations		24	21	72	61
Net income (loss) from continuing operations adjusted for intangible amortization		$56,811	$51,351	$166,333	$(11,041)
Period end shares outstanding	(d)	60,126,376	61,206,606

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity from continuing operations (1)		12.84%	12.86%	13.03%	-1.02%
Tangible equity/tangible assets	(a)/(b)	9.64%	9.07%
Tangible equity/risk-weighted assets	(a)/(c)	11.66%	10.97%
Tangible book value	(a)/(d)*1,000	$29.60	$26.88

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$2,114,268	$1,980,096
CECL transitional adjustment		—	6,500
AOCI-related adjustments		19,380	29,045
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(320,754)	(320,757)
Other adjustments and deductions for CET1 (2)		(111)	(115)
CET1 capital	(e)	1,812,783	1,694,769
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 capital		$1,872,783	$1,754,769

Common equity tier 1 risk-based capital ratio	(e)/(c)	11.88%	11.30%
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

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income (loss) from continuing operations (GAAP)	$56,787	$51,330	$166,261	$(11,102)

Significant non-routine transactions (net of taxes):
PCL, LHFI sale of 1-4 family mortgage loans	—	—	—	6,475
Loss on sale of 1-4 family mortgage loans	—	—	—	3,598
Visa C shares fair value adjustment	—	—	—	(6,042)
Securities gains (losses), net	—	—	—	137,094
Net income adjusted for significant non-routine transactions (Non-GAAP)	$56,787	$51,330	$166,261	$130,023

Diluted EPS from adjusted continuing operations	$0.94	$0.84	$2.74	$2.12

Financial Ratios - Reported (GAAP)
Return on average equity from continuing operations	10.78%	10.62%	10.89%	-0.83%
Return on average tangible equity from continuing operations	12.84%	12.86%	13.03%	-1.02%
Return on average assets from continuing operations	1.21%	1.10%	1.21%	-0.08%

Financial Ratios - Adjusted (Non-GAAP)
Return on average equity from adjusted continuing operations	n/a	n/a	n/a	9.40%
Return on average tangible equity from adjusted continuing operations	n/a	n/a	n/a	11.49%
Return on average assets from adjusted continuing operations	n/a	n/a	n/a	0.93%

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

Net interest income-FTE for the three and nine months ended September 30, 2025 increased $7.2 million, or 4.6%, and $42.8 million, or 9.8%, respectively, when compared with the same time periods in 2024. The increase in net interest income-FTE when the three months ended September 30, 2025 is compared to the same time period in 2024 was principally due to a decline in interest on deposits partially offset by declines in interest and fees on LHFS and LHFI-FTE and other interest income. The increase in net interest income-FTE when the nine months ended September 30, 2025 is compared to the same time period in 2024 was principally due to declines in all categories of interest expense as well as an increase in interest on securities, partially offset by declines in interest and fees on LHFS and LHFI-FTE and other interest income. The net interest margin-FTE for the three and nine months ended September 30, 2025 increased 14 basis points and 37 basis points to 3.83% and 3.80%, respectively, when compared to the same time periods in 2024, principally due to an increase in the yield on the securities portfolio, primarily due to the restructuring of the available for sale securities portfolio during the second quarter of 2024, as well as decreases in the cost of interest-bearing liabilities, partially offset by declines in the yield on loan (LHFS and LHFI) and other earning assets.

Average interest-earning assets for the three months ended September 30, 2025 totaled $17.111 billion compared to $17.016 billion for the same time period in 2024, an increase of $95.2 million, or 0.6%, reflecting an increase in average loans (LHFS and LHFI) partially offset by declines in average other earning assets and average total securities. Average interest-earning assets for the nine months ended September 30, 2025 totaled $16.953 billion compared to $17.097 billion for the same time period in 2024, a decrease of $144.1 million, or 0.8%, reflecting declines in average other earning assets and average total securities partially offset by an increase in average loans (LHFS and LHFI). Average total securities declined $8.3 million, or 0.3%, and $180.0 million, or 5.6%, respectively, when the three and nine months ended September 30, 2025 are compared to the same time periods in 2024, principally due to available for sale securities sold net of available for sale securities purchased as part of the restructuring of the available for sale securities portfolio during the second quarter of 2024 as well as calls, maturities and pay-downs of the loans underlying GSE guaranteed securities net of securities purchased. Average other earning assets decreased $218.9 million, or 36.0%, and $200.9 million, or 34.0%, respectively, when the three and nine months ended September 30, 2025 are compared to the same time periods in 2024, primarily due to a decrease in reserves held at the FRBA. Average loans (LHFS and LHFI) increased $322.4 million, or 2.4%, and $236.8 million, or 1.8%, respectively, when the three and nine months ended September 30, 2025 are compared to the same time periods in 2024, principally due to an increase in the average balance of the LHFI portfolio of $296.0 million, or 2.2%, and $215.4 million, or 1.6%, respectively. The increase in the LHFI portfolio when the average balances at September 30, 2025 are compared to September 30, 2024 was principally due to net growth in LHFI secured by real estate and other commercial loans and leases partially offset by declines in state and other political subdivision loans and commercial and industrial loans.

Interest income-FTE for the three and nine months ended September 30, 2025 totaled $245.5 million and $717.4 million, respectively, a decrease of $9.4 million, or 3.7%, and $13.2 million, or 1.8%, respectively. The yield on total earning assets for the three and nine months ended September 30, 2025 decreased 27 basis points to 5.69% and 5 basis points to 5.66%, respectively, when compared to the same time periods in 2024. The decrease in interest income-FTE for the three months ended September 30, 2025 was primarily due to decreases in interest and fees on LHFS and LHFI-FTE and other interest income. The decrease in interest income-FTE for the nine months ended September 30, 2025 was primarily due to decreases in interest and fees on LHFS and LHFI-FTE and other interest income partially offset by an increase in interest on securities-taxable. During the three and nine months ended September 30, 2025, interest and fees on LHFS and LHFI-FTE decreased $5.8 million, or 2.6%, and $20.6 million, or 3.2%, respectively, while the yield on LHFS and LHFI decreased 34 basis points to 6.21% and 31 basis points to 6.19%, respectively, when compared to the same time periods in 2024, primarily due to a decline in interest rates. During the three and nine months ended September 30, 2025, other interest income declined $4.1 million, or 49.0%, and $11.7 million, or 47.8%, respectively, principally due to a decline in interest earned on reserves held at the FRBA reflecting a decline in the average balance of reserves held at the FRBA, while the yield on other earning assets decreased 111 basis points and 116 basis points to 4.32% and 4.39%, respectively, when compared to the same time periods in 2024, principally due to a decline in the rate paid by the FRB on reserve balances. Interest on securities-taxable increased $463 thousand, or 1.8%, and $19.2 million, or 32.2%, respectively, when the three and nine months ended September 30, 2025 are compared to the same time periods in 2024, while the yield on securities-taxable increased to 3.50% and 3.47%, respectively, for the three and nine months ended September 30, 2025, compared to 3.44% and 2.48%, respectively, for the same time periods in 2024. The increase in interest on securities-taxable and the yield on securities-taxable when the nine months ended September 30, 2025 is compared to the same time period in 2024 was principally due to the restructuring of the available for sale securities portfolio during the second quarter of 2024.

Average interest-bearing liabilities for the three months ended September 30, 2025 totaled $13.052 billion compared to $13.088 billion for the three months ended September 30, 2024, a decrease of $35.5 million, or 0.3%, reflecting declines in average other borrowings and average interest-bearing deposits partially offset by an increase in average federal funds purchased and securities sold under repurchase agreements. Average interest-bearing liabilities for the nine months ended September 30, 2025 totaled $12.984 billion compared to $13.280 billion for the nine months ended September 30, 2024, a decrease of $296.0 million, or 2.2%, principally due to declines in average interest-bearing deposits and average other borrowings. Average interest-bearing deposits for the three months ended September 30, 2025 decreased $24.2 million, or 0.2%, when compared to the same time period in 2024, reflecting declines in average interest-bearing demand deposits and average savings deposits partially offset by an increase in average time deposits. Average interest-bearing deposits for the nine months ended September 30, 2025 decreased $204.9 million, or 1.7%, when compared to the same time period in 2024, reflecting declines in all categories of average interest-bearing deposits. Average other borrowings for the three and nine months ended September 30, 2025 decreased $55.6 million, or 10.6%, and $92.2 million, or 14.6%, respectively, when compared to the same time periods in 2024, principally due to the decrease in average short-term FHLB advances outstanding with the FHLB of Dallas as a result of changes in funding needs. Average federal funds purchased and securities sold under repurchase agreements for the three and nine months ended September 30, 2025 increased $44.2 million, or 11.8%, and $1.1 million, or 0.3%, respectively, when compared to the same time periods in 2024. The increase in average federal funds purchased and securities sold under repurchase agreements when the three months ended September 30, 2025 is compared to the same time period in 2024, was principally due to an increase in average upstream federal funds purchased.

Interest expense for the three and nine months ended September 30, 2025 totaled $80.3 million and $236.0 million, respectively, a decrease of $16.6 million, or 17.1%, and $56.0 million, or 19.2%, respectively, when compared with the same time periods in 2024, while the rate on total interest-bearing liabilities decreased 50 basis points and 51 basis points to 2.44% and 2.43%, respectively, reflecting declines in all categories of interest expense. Interest on deposits for the three and nine months ended September 30, 2025 decreased $15.0 million, or 17.4%, and $46.5 million, or 18.3%, respectively, while the rate on interest-bearing deposits decreased 49 basis points and 47 basis points to 2.32% and 2.30%, respectively, when compared to the same time periods in 2024, primarily due to declines in rates on interest-bearing deposits as well as declines in average balances of public interest checking accounts and brokered deposits. Other interest expense for the three and nine months ended September 30, 2025 decreased $1.4 million, or 23.2%, and $6.8 million, or 30.3%, respectively, while the rate on other borrowings decreased 65 basis points and 87 basis points, respectively, to 3.88% for both periods when compared to the same time periods in 2024, primarily due to the decrease in average outstanding short-term FHLB advances with the FHLB of Dallas as well as a decline in the rate on short-term FHLB advances. Interest expense on federal funds purchased and securities sold under repurchase agreements for the three and nine months ended September 30, 2025 decreased $238 thousand, or 4.9%, and $2.7 million, or 16.6%, respectively, while the rate on federal funds purchased and securities sold under repurchase agreements decreased 78 basis points and 88 basis points to 4.37% and 4.34%, respectively, when compared to the same time periods in 2024, reflecting a decrease in the target rate on federal funds purchased by the FRB.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2025			2024

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Securities - taxable	$3,019,667	$26,625	3.50%	$3,027,942	$26,162	3.44%
Loans (LHFS and LHFI)	13,702,038	214,636	6.21%	13,379,658	220,433	6.55%
Other earning assets	389,021	4,233	4.32%	607,928	8,302	5.43%
Total interest-earning assets	17,110,726	245,494	5.69%	17,015,528	254,897	5.96%
Other assets	1,627,362			1,646,241
ACL, LHFI	(167,775)			(154,476)
Total assets	$18,570,313			$18,507,293

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$12,163,324	71,065	2.32%	$12,187,523	86,043	2.81%
Federal funds purchased and securities sold under repurchase agreements	419,802	4,626	4.37%	375,559	4,864	5.15%
Other borrowings	469,316	4,585	3.88%	524,884	5,971	4.53%
Total interest-bearing liabilities	13,052,442	80,276	2.44%	13,087,966	96,878	2.94%
Noninterest-bearing demand deposits	3,194,587			3,221,516
Other liabilities	232,911			274,563
Shareholders' equity	2,090,373			1,923,248
Total liabilities and shareholders' equity	$18,570,313			$18,507,293

Net interest margin		165,218	3.83%		158,019	3.69%

Less tax equivalent adjustment		2,777			3,305
Net interest margin per consolidated statements of income (loss)		$162,441			$154,714

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Securities - taxable	$3,039,971	$78,950	3.47%	$3,219,800	$59,725	2.48%
Securities - nontaxable	—	—	—	150	5	4.45%
Loans (LHFS and LHFI)	13,523,338	625,642	6.19%	13,286,538	646,288	6.50%
Other earning assets	389,839	12,813	4.39%	590,727	24,539	5.55%
Total interest-earning assets	16,953,148	717,405	5.66%	17,097,215	730,557	5.71%
Other assets	1,619,253			1,705,473
ACL, LHFI	(164,728)			(145,510)
Total assets	$18,407,673			$18,657,178

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$12,031,383	206,960	2.30%	$12,236,259	253,440	2.77%
Federal funds purchased and securities sold under repurchase agreements	413,752	13,437	4.34%	412,679	16,118	5.22%
Other borrowings	538,588	15,643	3.88%	630,766	22,452	4.75%
Total interest-bearing liabilities	12,983,723	236,040	2.43%	13,279,704	292,010	2.94%
Noninterest-bearing demand deposits	3,141,082			3,175,371
Other liabilities	241,461			425,812
Shareholders' equity	2,041,407			1,776,291
Total liabilities and shareholders' equity	$18,407,673			$18,657,178

Net interest margin		481,365	3.80%		438,547	3.43%

Less tax equivalent adjustment		8,113			9,974
Net interest margin per consolidated statements of income (loss)		$473,252			$428,573

Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI totaled $1.4 million and $14.9 million for the three and nine months ended September 30, 2025, respectively, compared to a PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, of $7.9 million and $30.3 million, respectively, for the same time periods in 2024. The PCL, LHFI for the three months ended September 30, 2025 primarily reflected increases in required reserves as a result of loan growth, changes in macroeconomic forecasts and updates to various reserve factors, partially offset by declines in required reserves as a result of positive credit migration and reserves released associated with the resolution of the External Factor-Credit Quality Review qualitative factor. The PCL, LHFI for the nine months ended September 30, 2025 primarily reflected increases in required reserves as a result of loan growth and changes in macroeconomic forecasts partially offset by reserves released associated with the resolution of the External Factor-Credit Quality Review qualitative factor.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled $295 thousand and a negative $3.2 million for the three and nine months ended September 30, 2025, respectively, compared to a negative $1.4 million and a negative $5.2 million, respectively, for the same time periods in 2024. The PCL, off-balance sheet credit exposures for the three months ended September 30,

2025, primarily reflected an increase in required reserves as a result of changes in the total reserve rate, primarily related to consumer credits and commercial and industrial credits, credit migration and an increase in unfunded commitments, partially offset by reserves released associated with the resolution of the External Factor-Credit Quality Review qualitative factor. The release in PCL, off-balance sheet credit exposures for the nine months ended September 30, 2025, primarily reflected a decrease in required reserves as a result of positive credit migration, reserves released associated with the resolution of the External Factor-Credit Quality Review qualitative factor and a decrease in unfunded commitments.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income (Loss)

The following table provides the comparative components of noninterest income (loss) for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Service charges on deposit accounts	$11,251	$11,272	$(21)	-0.2%	$32,472	$33,154	$(682)	-2.1%
Bank card and other fees	8,318	7,931	387	4.9%	24,736	24,584	152	0.6%
Mortgage banking, net	8,182	6,119	2,063	33.7%	25,555	19,238	6,317	32.8%
Wealth management	9,798	9,288	510	5.5%	28,979	27,932	1,047	3.7%
Other, net	2,382	2,952	(570)	-19.3%	10,663	13,515	(2,852)	-21.1%
Securities gains (losses), net	—	—	—	—	—	(182,792)	182,792	100.0%
Total noninterest income (loss)	$39,931	$37,562	$2,369	6.3%	$122,405	$(64,369)	$186,774	n/m

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

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income (loss) for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Mortgage servicing income, net	$7,251	$7,127	$124	1.7%	$21,554	$21,054	$500	2.4%
Change in fair value-MSR from runoff	(3,441)	(3,154)	(287)	-9.1%	(9,099)	(8,527)	(572)	-6.7%
Gain on sales of loans, net	5,230	4,648	582	12.5%	15,080	14,808	272	1.8%
Mortgage banking income before net hedge ineffectiveness	9,040	8,621	419	4.9%	27,535	27,335	200	0.7%
Change in fair value-MSR from market changes	(1,521)	(10,406)	8,885	85.4%	(9,395)	(6,909)	(2,486)	-36.0%
Change in fair value of derivatives	663	7,904	(7,241)	-91.6%	7,415	(1,188)	8,603	n/m
Net hedge ineffectiveness	(858)	(2,502)	1,644	65.7%	(1,980)	(8,097)	6,117	75.5%
Mortgage banking, net	$8,182	$6,119	$2,063	33.7%	$25,555	$19,238	$6,317	32.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net for the three and nine months ended September 30, 2025 when compared to the same time periods in 2024 was principally due to improvement in the net negative hedge ineffectiveness and an increase in the gain on sales of loans. Mortgage loan production for the three and nine months ended September 30, 2025 was $389.4 million and $1.134 billion, respectively, a decrease of $2.7 million, or 0.7%, and an increase of $88.9 million, or 8.5%, respectively, when compared to the same time periods in 2024. Loans serviced for others totaled $8.912 billion at September 30, 2025, compared with $8.691 billion at September 30, 2024, an increase of $221.1 million, or 2.5%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The increase in the gain on sale of loans, net when the three months ended September 30, 2025 is compared to the same time period in 2024 was principally due to an increase in the volume of loans sold and higher profit margins in secondary marketing activities. The increase in the gain on sales of loans, net when the nine months ended September 30, 2025 is compared to the same time period in 2024, was primarily the result of an increase in the mortgage valuation adjustment partially offset by lower profit margins in secondary marketing activities. Loan sales totaled $327.7 million and $858.3 million for the three and nine months ended September 30, 2025, respectively, an increase of $39.1 million, or 13.6%, and $14.7 million, or 1.7%, respectively, when compared with the same time periods in 2024.

Other, Net

The following table illustrates the components of other, net included in noninterest income (loss) for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,385)	$(1,977)	$(408)	-20.6%	$(6,646)	$(5,635)	$(1,011)	-17.9%
Increase in life insurance cash surrender value	1,945	1,883	62	3.3%	5,723	5,587	136	2.4%
Loss on sale of 1-4 family mortgage loans	—	—	—	—	—	(4,798)	4,798	100.0%
Visa C shares fair value adjustment	—	—	—	—	—	8,056	(8,056)	-100.0%
Other miscellaneous income	2,822	3,046	(224)	-7.4%	11,586	10,305	1,281	12.4%
Total other, net	$2,382	$2,952	$(570)	-19.3%	$10,663	$13,515	$(2,852)	-21.1%

The decrease in other, net when the nine months ended September 30, 2025 is compared to the same time period in 2024 was principally due to the $8.1 million fair value adjustment for the Visa C shares during the second quarter of 2024 partially offset by the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans during the second quarter of 2024.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and employee benefits	$71,508	$66,691	$4,817	7.2%	$208,298	$197,016	$11,282	5.7%
Services and fees	28,777	25,724	3,053	11.9%	82,022	74,898	7,124	9.5%
Net occupancy-premises	7,774	7,398	376	5.1%	22,666	21,933	733	3.3%
Equipment expense	6,410	6,141	269	4.4%	18,924	18,707	217	1.2%
Other expense	16,464	17,316	(852)	-4.9%	48,148	48,706	(558)	-1.1%
Total noninterest expense	$130,933	$123,270	$7,663	6.2%	$380,058	$361,260	$18,798	5.2%

Changes in the various components of noninterest expense are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three months ended September 30, 2025 is compared to the same time period in 2024 was principally due to increase in salaries expense primarily due to general merit increases, management annual performance incentives and other salaries expense. The increase in salaries and employee benefits when the nine months ended September 30, 2025 is compared to the same time period in 2024 was principally due to increases in salaries expense primarily due to general merit increases, management annual performance incentives, medical insurance expense, commissions related to mortgage originations and other salaries expense.

Services and Fees

The increases in services and fees when the three and nine months ended September 30, 2025 are compared to the same time periods in 2024 were principally due to increases in data processing expenses related to software, business process operations outsourcing expense, legal expense and advertising expense.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Loan expense	$3,287	$2,824	$463	16.4%	$9,456	$8,659	$797	9.2%
Amortization of intangibles	31	28	3	10.7%	94	83	11	13.3%
FDIC assessment expense	3,935	5,071	(1,136)	-22.4%	12,159	14,396	(2,237)	-15.5%
Other real estate expense, net	1,932	2,452	(520)	-21.2%	2,543	3,450	(907)	-26.3%
Other miscellaneous expense	7,279	6,941	338	4.9%	23,896	22,118	1,778	8.0%
Total other expense	$16,464	$17,316	$(852)	-4.9%	$48,148	$48,706	$(558)	-1.1%

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 19 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The Insurance Segment is included in discontinued operations for the nine months ended September 30, 2024. For additional information about discontinued operations, please see Note 2 - Discontinued Operations included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the nine months ended September 30, 2025 and 2024.

General Banking

Net interest income for the General Banking Segment increased $42.4 million, or 10.0%, when the nine months ended September 30, 2025 is compared with the same time period in 2024. The increase in net interest income was primarily due to declines in all categories of interest expense and an increase in interest on securities partially offset by a decline in interest and fees on LHFS and LHFI and other interest income. The net PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for the nine months ended September 30, 2025 totaled $11.7 million compared to a net PCL of $33.6 million for the same time period in 2024, a decrease of $22.0 million, or 65.3%. Excluding the $8.6 million PCL, LHFI sale of 1-4 family mortgage loans recorded in the second quarter of 2024, the net PCL for the General Banking Segment decreased $13.3 million, or 53.3%, when the nine months ended September 30, 2025 is compared to the same time period in 2024. For more information on these net interest income and PCL items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income (loss) for the General Banking Segment increased $185.6 million when the first nine months of 2025 is compared to the same time period in 2024, principally due to the $182.8 million loss on the sale of the available for sale securities and the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans during the second quarter of 2024 and an increase in mortgage banking, net, partially offset by the $8.1 million fair value adjustment for the Visa C shares during the second quarter of 2024. Noninterest income (loss) for the General Banking Segment includes service charges on deposit accounts; wealth management; bank card and other fees; mortgage banking, net; other, net and securities gains (losses), net. For more information on these noninterest income (loss) items, please see the analysis included in the section captioned “Noninterest Income (Loss).”

Noninterest expense for the General Banking Segment increased $18.4 million, or 5.5%, when the first nine months of 2025 is compared with the same time period in 2024, principally due to increases in salaries and employee benefits and services and fees. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first nine months of 2025 increased $2.4 million, or 41.2%, when compared to the same time period in 2024, primarily due to increases in net interest income and noninterest income. Net interest income for the Wealth Management Segment for the nine months ended September 30, 2025 increased $2.2 million, or 51.7%, when compared to the same time period in 2024, principally due to a decline in interest expense on deposits as well as an increase in interest and fees on loans generated by the Private Banking group. The net PCL for the nine months ended September 30, 2025 totaled a negative $22 thousand compared to a net PCL of $162 thousand for the same period in 2024, a decrease of $184 thousand. Noninterest income for the Wealth

Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $1.1 million, or 4.0%, when the first nine months of 2025 is compared to the same time period in 2024, primarily due to an increase in income from trust management services. Noninterest expense for the Wealth Management Segment reflected a slight increase of $356 thousand, or 1.5%, when the first nine months of 2025 is compared to the same time period in 2024.

At September 30, 2025 and 2024, Trustmark held assets under management and administration of $10.120 billion and $9.425 billion, respectively, and brokerage assets of $2.154 billion and $2.742 billion, respectively. The decrease in the balance of managed brokerage assets at September 30, 2025 compared to September 30, 2024 was principally due to a change in brokerage companies and assets in the process of being transitioned over.

Income Taxes

For the three and nine months ended September 30, 2025, Trustmark’s combined effective tax rate from continuing operations was 18.6% and 18.5%, respectively, compared to 17.8% and 64.0%, respectively, for the same time periods in 2024. The elevated effective tax rate from continuing operations for the nine months ended September 30, 2024 was principally due to the significant non-routine transactions that occurred during the second quarter of 2024. Excluding the significant non-routine transactions, Trustmark’s combined effective tax rate from continuing operations for the nine months ended September 30, 2024 was 17.4%. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low-income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans and other earning assets. Average earning assets totaled $16.953 billion, or 92.1% of total average assets, for the nine months ended September 30, 2025, compared to $17.097 billion, or 91.6% of total average assets, for the nine months ended September 30, 2024, a decrease of $144.1 million, or 0.8%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 4.4 years at September 30, 2025 compared to 4.8 years at December 31, 2024.

When compared to December 31, 2024, total investment securities increased by $54.8 million, or 1.8%, during the first nine months of 2025. This increase resulted primarily from purchases of available for sale securities and an increase in the fair market value of the available for sale securities, partially offset by calls, maturities and pay-downs of the loans underlying GSE guaranteed securities. Trustmark sold no securities during the first nine months of 2025, compared to $1.561 billion of available for sale securities sold generating a loss of $182.8 million during the first nine months of 2024.

During 2022, Trustmark reclassified $766.0 million of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity. At the date of these transfers, the net unrealized holding loss on the available for sale securities totaled $91.9 million ($68.9 million net of tax). The resulting net unrealized holding losses are being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

At September 30, 2025, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss) (AOCI) in the accompanying consolidated balance sheets totaled $38.9 million compared to $46.6 million at December 31, 2024.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At September 30, 2025, available for sale securities totaled $1.814 billion, which represented 58.9% of the securities portfolio, compared to $1.693 billion, or 55.9% of total securities, at December 31, 2024. At September 30, 2025, unrealized gains, net on available for sale securities totaled $29.3 million compared to unrealized losses, net of $27.0 million at December 31, 2024. At September 30, 2025, available for sale securities consisted of U.S. Treasury securities, direct obligations of government agencies and GSE guaranteed mortgage-related securities.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At September 30, 2025, held to maturity securities totaled $1.268 billion, which represented 41.1% of the total securities portfolio, compared to $1.335 billion, or 44.1% of total securities, at December 31, 2024.

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

As of September 30, 2025, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s Investors Services (Moody’s), at September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$39,533	2.2%	$40,937	2.3%
Aa1 to Aa3	1,745,410	97.8%	1,773,308	97.7%
Total securities available for sale	$1,784,943	100.0%	$1,814,245	100.0%

Securities Held to Maturity
Aaa	$52,831	4.2%	$50,474	4.1%
Aa1 to Aa3	1,215,628	95.8%	1,183,262	95.9%
Total securities held to maturity	$1,268,459	100.0%	$1,233,736	100.0%

	December 31, 2024
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,719,537	100.0%	$1,692,534	100.0%

Securities Held to Maturity
Aaa	$1,335,385	100.0%	$1,259,107	100.0%

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security. As noted in the tables above, a significant portion of Trustmark's investment portfolio moved from the Aaa credit rating to the Aa1 to Aa3 credit rating as of September 30, 2025. The change in the credit rating of Trustmark's investment portfolio was the result of Moody's downgrade of the United States' credit rating from Aaa to Aa1 during the second quarter of 2025. The downgrade was primarily due to concerns about the rising federal debt, increasing interest costs and a perceived weakening of the government's ability to respond to future economic shocks.

LHFS

At September 30, 2025, LHFS totaled $228.1 million, consisting of $123.3 million of residential real estate mortgage loans in the process of being sold to third parties and $104.8 million of GNMA optional repurchase loans. At December 31, 2024, LHFS totaled $200.3 million, consisting of $102.7 million of residential real estate mortgage loans in the process of being sold to third parties and $97.6 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2025 or 2024.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 4 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

At September 30, 2025 and December 31, 2024, LHFI consisted of the following ($ in thousands):

	September 30, 2025		December 31, 2024
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$563,501	4.2%	$587,244	4.5%
Other secured by 1-4 family residential properties	697,177	5.1%	650,550	5.0%
Secured by nonfarm, nonresidential properties	3,299,819	24.4%	3,533,282	27.0%
Other real estate secured	2,055,712	15.2%	1,633,830	12.5%
Other loans secured by real estate:
Other construction	678,326	5.0%	829,904	6.3%
Secured by 1-4 family residential properties	2,357,692	17.4%	2,298,993	17.6%
Commercial and industrial loans	1,903,606	14.0%	1,840,722	14.0%
Consumer loans	158,462	1.2%	156,569	1.2%
State and other political subdivision loans	1,028,396	7.6%	969,836	7.4%
Other commercial loans and leases	805,465	5.9%	589,012	4.5%
LHFI	$13,548,156	100.0%	$13,089,942	100.0%

LHFI increased $458.2 million, or 3.5%, compared to December 31, 2024. The increase in LHFI during the first nine months of 2025 was primarily due to net growth in other commercial loans and leases, loans secured by real estate, commercial and industrial loans and state and other political subdivision loans.

Other commercial loans and leases increased $216.5 million, or 36.8%, during the first nine months of 2025, principally due to increases in other commercial loans in the Mississippi and Georgia market regions and equipment finance leases in the Georgia market region, partially offset by declines in other commercial loans in the Alabama market region. The equipment finance leases are primarily reported in the Georgia market region because they are centrally analyzed and approved as part of the Equipment Finance line of business which is located in Atlanta, Georgia.

Loans secured by real estate increased $118.4 million, or 1.2%, during the first nine months of 2025, reflecting net growth in other real estate secured loans, loans secured by 1-4 family residential properties and other loans secured by 1-4 family residential properties, partially offset by net declines in loans secured by nonfarm, nonresidential properties (NFNR loans), other construction loans and construction, land development and other land loans. Other real estate secured loans increased $421.9 million, or 25.8%, during the first nine months of 2025, primarily due to other construction loans that moved to loans secured by multi-family residential properties in the Alabama, Texas, Mississippi and Georgia market regions. Excluding other construction loan reclassifications, other real estate secured loans decreased $313.7 million, or 19.2%, during the first nine months of 2025 principally due to declines in loans secured by multi-family residential properties in the Alabama and Texas market regions partially offset by growth in the Georgia and Mississippi market regions. Loans secured by 1-4 family residential properties increased $58.7 million, or 2.6%, during the first nine months of 2025 principally due to an increase in mortgage loan originations in the Mississippi market region. Loans secured by 1-4 family residential properties are primarily included in the Mississippi market region because they are centrally analyzed and approved as part of a specific line of business located at Trustmark’s headquarters in Jackson, Mississippi. Other loans secured by 1-4 family residential properties increased $46.6 million, or 7.2%, during the first nine months of 2025, reflecting growth in the Mississippi, Alabama, Tennessee, Texas and Florida market regions. NFNR loans declined $233.5 million, or 6.6%, during the first nine months of 2025 principally due to declines in nonowner-occupied loans across all six market regions and owner-occupied loans in the Alabama market region, partially offset by growth in owner-occupied loans in the Mississippi and Texas market regions and other construction loans that moved to NFNR loans in the Alabama, Mississippi, Georgia, Texas and Florida market regions. Excluding the other construction loan reclassifications, NFNR loans declined $343.0 million, or 9.7%, during the first nine months of 2025. Other construction loans decreased $151.6 million, or 18.3%, during the first nine months of 2025 primarily due to other construction loans moved to other loan categories upon the completion of the related construction project in the Alabama, Mississippi, Texas and Georgia market regions partially offset by new construction loans in the Alabama, Georgia, Mississippi, Texas and Florida market regions. During the first nine months of 2025, $845.1 million loans were moved from other construction to other loan categories, including $735.6 million to multi-family residential loans, $72.7 million to nonowner-occupied loans and $36.9 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans totaled $691.8 million, or 83.4%, during the first nine months of 2025. Loans secured by construction, land development and other land decreased $23.7 million, or 4.0%, during the first nine months of 2025 primarily due to declines in 1-4 family construction loans in the Mississippi market region, unimproved land loans in the Texas and Florida market regions and land development loans in the Alabama market region, partially offset by growth in 1-4 family construction loans in the Alabama and Tennessee market regions, unimproved land loans in the Mississippi market region and land development loans in the Tennessee and Texas market regions.

Commercial and industrial loans increased $62.9 million, or 3.4%, during the first nine months of 2025, reflecting growth in the Georgia and Texas market regions partially offset by declines in the Alabama, Tennessee, Mississippi and Florida market regions. State and other political subdivision loans increased $58.6 million, or 6.0%, during the first nine months of 2025, reflecting growth in the Mississippi, Texas, Georgia and Tennessee market regions partially offset by declines in the Alabama and Florida market regions.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the other LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	September 30, 2025	December 31, 2024
Home equity loans	$74,727	$72,183
Home equity lines of credit	487,769	458,327
Percentage of loans and lines for which Trustmark holds first lien	45.4%	46.7%
Percentage of loans and lines for which Trustmark does not hold first lien	54.6%	53.3%

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

Trustmark’s variable rate LHFI are based primarily on various prime and SOFR interest rate bases. The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$134,768	$428,733	$563,501
Other secured by 1- 4 family residential properties	203,960	493,217	697,177
Secured by nonfarm, nonresidential properties	1,236,712	2,063,107	3,299,819
Other real estate secured	168,110	1,887,602	2,055,712
Other loans secured by real estate:
Other construction	19,685	658,641	678,326
Secured by 1- 4 family residential properties	1,153,198	1,204,494	2,357,692
Commercial and industrial loans	756,402	1,147,204	1,903,606
Consumer loans	133,325	25,137	158,462
State and other political subdivision loans	972,826	55,570	1,028,396
Other commercial loans and leases	491,630	313,835	805,465
LHFI	$5,270,616	$8,277,540	$13,548,156

	December 31, 2024
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$139,526	$447,718	$587,244
Other secured by 1- 4 family residential properties	187,912	462,638	650,550
Secured by nonfarm, nonresidential properties	1,381,111	2,152,171	3,533,282
Other real estate secured	159,839	1,473,991	1,633,830
Other loans secured by real estate:
Other construction	31,466	798,438	829,904
Secured by 1- 4 family residential properties	1,256,835	1,042,158	2,298,993
Commercial and industrial loans	762,649	1,078,073	1,840,722
Consumer loans	130,905	25,664	156,569
State and other political subdivision loans	906,250	63,586	969,836
Other commercial loans and leases	376,705	212,307	589,012
LHFI	$5,333,198	$7,756,744	$13,089,942

In the following tables, LHFI reported by region (along with related nonperforming assets and net charge-offs) are associated with location of origination except for loans secured by 1-4 family residential properties (representing traditional mortgages), credit cards and equipment finance loans and leases. Loans secured by 1-4 family residential properties and credit cards are primarily included in the Mississippi market region because they are centrally analyzed and approved as part of a specific line of business located at Trustmark’s headquarters in Jackson, Mississippi. The equipment finance loans and leases are primarily reported in the Georgia market region because they are centrally analyzed and approved as part of the Equipment Finance line of business which is located in Atlanta, Georgia.

The following table presents the LHFI composition by region at September 30, 2025 and reflects each region’s diversified mix of loans ($ in thousands):

	September 30, 2025
LHFI Composition by Region	Total	Alabama	Florida	Georgia	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$563,501	$248,931	$22,788	$15,666	$129,958	$43,459	$102,699
Other secured by 1-4 family residential properties	697,177	161,973	63,336	—	338,756	88,922	44,190
Secured by nonfarm, nonresidential properties	3,299,819	829,676	170,171	60,878	1,508,949	127,852	602,293
Other real estate secured	2,055,712	907,895	1,652	171,482	617,269	5,388	352,026
Other loans secured by real estate:
Other construction	678,326	219,065	10,586	160,746	137,622	338	149,969
Secured by 1-4 family residential properties	2,357,692	—	—	—	2,355,537	2,155	—
Commercial and industrial loans	1,903,606	457,368	18,234	327,697	699,709	131,245	269,353
Consumer loans	158,462	21,944	7,169	—	97,302	14,747	17,300
State and other political subdivision loans	1,028,396	48,096	65,965	9,135	785,311	24,232	95,657
Other commercial loans and leases	805,465	24,831	3,551	403,541	263,444	64,153	45,945
LHFI	$13,548,156	$2,919,779	$363,452	$1,149,145	$6,933,857	$502,491	$1,679,432

Construction, Land Development and Other Land Loans by Region
Lots	$65,262	$24,678	$7,167	$—	$14,822	$1,937	$16,658
Development	96,504	44,542	264	—	17,716	13,177	20,805
Unimproved land	92,054	17,593	6,647	—	31,100	9,007	27,707
1-4 family construction	309,681	162,118	8,710	15,666	66,320	19,338	37,529
Construction, land development and other land loans	$563,501	$248,931	$22,788	$15,666	$129,958	$43,459	$102,699

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$262,194	$89,046	$13,612	$—	$74,590	$19,438	$65,508
Office	228,449	81,832	17,712	—	88,232	2,753	37,920
Hotel/motel	251,904	124,303	36,998	—	68,057	22,546	—
Mini-storage	166,633	38,708	1,347	39,316	86,224	581	457
Industrial	464,272	88,495	16,616	21,562	208,035	2,463	127,101
Health care	147,697	122,393	660	—	22,284	316	2,044
Convenience stores	20,326	2,076	379	—	11,758	172	5,941
Nursing homes/senior living	282,668	42,880	—	—	144,164	3,638	91,986
Other	93,765	25,378	7,491	—	44,736	7,117	9,043
Total nonowner-occupied loans	1,917,908	615,111	94,815	60,878	748,080	59,024	340,000
Owner-occupied:
Office	146,481	47,026	30,979	—	42,355	7,839	18,282
Churches	47,981	10,425	4,016	—	25,940	2,783	4,817
Industrial warehouses	216,119	14,724	7,098	—	65,780	10,885	117,632
Health care	120,961	10,911	8,877	—	91,786	2,135	7,252
Convenience stores	111,386	7,945	2,022	—	57,987	—	43,432
Retail	75,275	7,541	13,021	—	41,246	6,686	6,781
Restaurants	64,616	2,567	2,301	—	29,317	24,266	6,165
Auto dealerships	37,196	3,143	152	—	19,918	13,983	—
Nursing homes/senior living	452,696	93,829	—	—	333,028	—	25,839
Other	109,200	16,454	6,890	—	53,512	251	32,093
Total owner-occupied loans	1,381,911	214,565	75,356	—	760,869	68,828	262,293
Loans secured by nonfarm, nonresidential properties	$3,299,819	$829,676	$170,171	$60,878	$1,508,949	$127,852	$602,293

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

The external factors qualitative factor is Management’s best judgment on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology (e.g., natural disasters, changes in legislation, impacts due to technology and pandemics). During the third quarter of 2024, Trustmark activated the External Factor – Credit Quality Review qualitative factor. This qualitative factor ensures reserve adequacy for collectively evaluated commercial loans that may not have been identified and downgraded timely for various reasons. This qualitative factor population is all commercial loans risk rated 1-5. These loans are then applied to the historical average of the Watch/Special Mention rated percentage. Then the balance of these loans are applied additional reserves based on the same reserve rates utilized in the performance trends qualitative factor for Watch/Special Mention rated loans. Then the Watch/Special Mention population is applied the historical Substandard rated percentage and then subsequently applied the Substandard reserve rate utilized in the performance trends qualitative factor as well. The historical Watch/Special Mention and Substandard rated percentage averages capture the weighted-average life of the commercial loan portfolio. Thus, Trustmark will allocate additional reserves to capture the proportion of potential Watch/Special Mention and Substandard rated credits that may not have been categorized as such at any given point in time through the life of the commercial loan portfolio. During the third quarter of 2025, Management determined that the risk related to delayed identification and downgrading of commercial loans had sufficiently diminished and, as a result, resolved the External Factor – Credit Quality Review qualitative factor and released the associated reserves.

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

At September 30, 2025, the ACL on LHFI was $165.2 million, an increase of $5.0 million, or 3.1%, when compared with December 31, 2024. The increase in the ACL during the first nine months of 2025 was principally due to increases in required reserves as a result of loan growth and changes in macroeconomic forecasts partially offset by reserves released associated with the resolution of the External Factor-Credit Quality Review qualitative factor and charge-offs of credits which were specifically reserved for in a prior period. Allocation of Trustmark’s $165.2 million ACL on LHFI, represented 1.00% of commercial LHFI and 1.95% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.22% as of September 30, 2025. This compares with an ACL to total LHFI of 1.22% at December 31, 2024, which was allocated to commercial LHFI at 1.10% and to consumer and mortgage LHFI at 1.62%.

The following table presents changes in the ACL on LHFI for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$168,237	$154,685	$160,270	$139,367
PCL, LHFI	1,390	7,923	14,861	30,327
PCL, LHFI sale of 1-4 family mortgage loans	—	—	—	8,633
Charge-offs	(6,775)	(7,142)	(16,856)	(18,586)
Charge-offs, sale of 1-4 family mortgage loans	—	—	—	(8,633)
Recoveries	2,390	2,463	6,967	6,821
Net (charge-offs) recoveries	(4,385)	(4,679)	(9,889)	(20,398)
Balance at end of period	$165,242	$157,929	$165,242	$157,929

The PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, for the three and nine months ended September 30, 2025 totaled 0.04% and 0.15% of average loans (LHFS and LHFI), respectively, compared to 0.24% and 0.30% of average loans (LHFS and

LHFI), respectively, for the same time periods in 2024. The PCL, LHFI for the three months ended September 30, 2025 primarily reflected increases in required reserves as a result of loan growth, changes in macroeconomic forecasts and updates to various reserve factors partially offset by declines in required reserves as a result of positive credit migration and reserves released associated with the resolution of the External Factor-Credit Quality Review qualitative factor. The PCL, LHFI for the nine months ended September 30, 2025 primarily reflected increases in required reserves as a result of loan growth and changes in macroeconomic forecasts partially offset by reserves released associated with the resolution of the External Factor-Credit Quality Review qualitative factor.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Alabama	$(3,069)	$(3,098)	$(5,607)	$(3,380)
Florida	2	595	136	876
Mississippi	(1,520)	(1,881)	(3,922)	(3,849)
Tennessee	(182)	(296)	(741)	(597)
Texas	384	1	245	(4,815)
Net (charge-offs) recoveries, excluding sale of 1-4 mortgage loans	(4,385)	(4,679)	(9,889)	(11,765)
Mississippi - sale of 1-4 family mortgage loans	—	—	—	(8,633)
Total net (charge-offs) recoveries	$(4,385)	$(4,679)	$(9,889)	$(20,398)

The decrease in net charge-offs when the nine months ended September 30, 2025 is compared to the same time period in 2024 was principally due to the charge-offs related to the sale of 1-4 family mortgage loans during the second quarter of 2024. The decrease in net charge-offs, excluding the sale of 1-4 family mortgage loans, when the nine months ended September 30, 2025 is compared to the same time period in 2024 was principally due to two large nonaccrual commercial credits in the Texas market region and one large nonaccrual commercial credit in the Alabama market region that were charged off during the first nine months of 2024, partially offset by two large nonaccrual commercial credits in the Alabama market region that were charged off during the first nine months of 2025.

Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets. Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark. Trustmark calculates a loan pool level unfunded amount for the period. Trustmark calculates an expected funding rate each period which is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels. Additionally, a reserve rate is applied to the unfunded commitment balance, which includes both quantitative and a majority of the qualitative aspects of the current period’s expected credit loss rate. During 2024, Management implemented a performance trends qualitative factor and an External Factor – Credit Quality Review qualitative factor for unfunded commitments. For both qualitative factors, the same assumptions are applied in the unfunded commitment calculation that are used in the funded balance calculation with the only difference being the unfunded commitment calculation includes the funding rates for the unfunded commitments. The reserves for these two qualitative factors are added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures. During the third quarter of 2025, Management determined that the risk related to delayed identification and downgrading of commercial loans had sufficiently diminished and, as a result, resolved the External Factor – Credit Quality Review qualitative factor and released the associated reserves. See the section captioned “ACL on Off-Balance Sheet Credit Exposures” in Note 13 – Contingencies included in Part I. Item 1. – Financial Statements of this report for complete description of Trustmark’s ACL methodology on off-balance sheet credit exposures.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. At September 30, 2025, the ACL on off-balance sheet credit exposures totaled $26.2 million compared to $29.4 million at December 31, 2024, a decrease of $3.2 million, or 10.9%. The PCL, off-balance sheet credit exposures totaled $295 thousand and a negative $3.2 million for the three and nine months ended September 30, 2025, respectively, compared to a negative $1.4 million and a negative $5.2 million, respectively, for the same time periods in 2024. The PCL, off-balance sheet credit exposures for the three months ended September 30, 2025 primarily reflected an increase in required reserves as a result of changes in the total reserve rate, primarily related to consumer credits and commercial and industrial credits, credit migration and an increase in unfunded commitments, partially offset by reserves released associated with the resolution of the External Factor-Credit Quality Review qualitative factor. The release in PCL, off-balance sheet credit exposures for the nine months ended September 30, 2025, primarily reflected a decrease in required reserves as a result of positive credit migration, reserves released associated with the resolution of the External Factor-Credit Quality Review qualitative factor and a decrease in unfunded commitments.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Nonaccrual LHFI
Alabama	$3,475	$18,601
Florida	460	305
Mississippi	62,502	42,203
Tennessee	2,293	2,431
Texas	15,225	16,569
Total nonaccrual LHFI	83,955	80,109
Other real estate
Alabama	656	170
Mississippi	5,843	2,407
Tennessee	927	1,079
Texas	899	2,261
Total other real estate	8,325	5,917
Total nonperforming assets	$92,280	$86,026

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.67%	0.65%

Loans past due 90 days or more
LHFI	$4,853	$4,092

LHFS - Guaranteed GNMA serviced loans (1)	$77,859	$71,255

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At September 30, 2025, nonaccrual LHFI totaled $84.0 million, or 0.61% of total LHFS and LHFI, reflecting an increase of $3.8 million, or 4.8%, relative to December 31, 2024. The increase in nonaccrual LHFI during the first nine months of 2025 was primarily as a result of 1-4 family mortgage loans placed on nonaccrual status in the Mississippi market region largely offset by the resolution of nonaccrual credits in the Alabama and Mississippi market regions. Trustmark's mortgage loans are primarily included in the Mississippi market region because these loans are centrally analyzed and approved as part of the mortgage line of business which is located in Jackson, Mississippi.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 4 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at September 30, 2025 increased $2.4 million, or 40.7%, when compared with December 31, 2024. The increase in other real estate was principally due to properties foreclosed in the Mississippi market region partially offset by properties sold in the Mississippi and Alabama market regions and a reserve for other real estate write-down for a property in the Texas market region recorded during the third quarter of 2025.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30, 2025
	Total	Alabama	Mississippi	Tennessee	Texas
Balance at beginning of period	$8,972	$772	$4,860	$1,079	$2,261
Additions	1,622	—	1,622	—	—
Disposals	(605)	(116)	(489)	—	—
Net (write-downs) recoveries	(1,664)	—	(150)	(152)	(1,362)
Balance at end of period	$8,325	$656	$5,843	$927	$899

	Three Months Ended September 30, 2024
	Total	Alabama	Mississippi	Tennessee	Texas
Balance at beginning of period	$6,586	$485	$1,787	$86	$4,228
Additions	575	—	575	—	—
Disposals	(914)	(315)	(513)	(86)	—
Net (write-downs) recoveries	(2,327)	—	(77)	—	(2,250)
Balance at end of period	$3,920	$170	$1,772	$—	$1,978

	Nine Months Ended September 30, 2025
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$5,917	$170	$—	$2,407	$1,079	$2,261
Additions	6,754	699	—	5,996	59	—
Disposals	(2,563)	(271)	—	(2,233)	(59)	—
Net (write-downs) recoveries	(1,783)	58	—	(327)	(152)	(1,362)
Balance at end of period	$8,325	$656	$—	$5,843	$927	$899

	Nine Months Ended September 30, 2024
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$6,867	$1,397	$—	$1,242	$—	$4,228
Additions	4,703	92	—	4,577	34	—
Disposals	(5,609)	(1,475)	(71)	(3,977)	(86)	—
Net (write-downs) recoveries	(2,041)	156	—	1	52	(2,250)
Adjustments	—	—	71	(71)	—	—
Balance at end of period	$3,920	$170	$—	$1,772	$—	$1,978

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate decreased $258 thousand, or 12.6%, when the first nine months of 2025 is compared to the same time period in 2024, principally due to a decrease in the reserve for other real estate write-downs in the Texas market region partially offset by an increase in write-downs in the Mississippi and Tennessee market regions as well as a decline in recoveries in the Alabama market region.

For additional information regarding other real estate, please see Note 6 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and primarily consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, MMDA, CDs and individual retirement accounts. Total deposits were $15.631 billion at September 30, 2025 compared to $15.108 billion at December 31, 2024, an increase of $522.8 million, or 3.5%. During the first nine months of 2025, noninterest-bearing deposits increased $247.6 million, or 8.1%, principally due to growth in commercial and public noninterest-bearing demand deposit accounts. Interest-bearing deposits increased $275.2 million, or 2.3%, during the first nine months of 2025, primarily due to growth in all categories of CDs and MMDA, partially offset by declines in all categories of interest checking accounts and savings accounts.

At September 30, 2025, Trustmark's total uninsured deposits were $5.785 billion, or 37.0% of total deposits, compared to $5.359 billion, or 35.5% of total deposits, at December 31, 2024.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $420.0 million at September 30, 2025 compared to $324.0 million at December 31, 2024, an increase of $96.0 million, or 29.6%, principally due to an increase in upstream federal funds purchased. At September 30, 2025, none represented customer related transactions, such as commercial sweep repurchase balances compared to $39.0 million at December 31, 2024. Trustmark discontinued the customer sweep product during the third quarter of 2025. Trustmark had $420.0 million of upstream federal funds purchased at September 30, 2025 compared to $285.0 million at December 31, 2024.

Other borrowings totaled $208.4 million at September 30, 2025, a decrease of $93.2 million, or 30.9%, when compared with $301.5 million at December 31, 2024, principally due to a decrease in outstanding short-term FHLB advances with the FHLB of Dallas.

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

At September 30, 2025, Trustmark’s total shareholders’ equity was $2.114 billion, an increase of $151.9 million, or 7.7%, when compared to December 31, 2024. During the first nine months of 2025, shareholders’ equity increased primarily as a result of net income of $166.3 million, a $42.2 million positive net change in the fair market value of securities available for sale and a $14.2 million positive net change in the fair market value of the cash flow hedges, partially offset by common stock dividends of $44.0 million and common stock repurchases of $37.1 million.

Regulatory Capital

Trustmark and TB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2024 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TB’s minimum risk-based capital requirements include a capital conservation buffer of 2.5%. AOCI is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TB and limit Trustmark’s and TB’s ability to pay dividends. At September 30, 2025, Trustmark and TB exceeded all applicable minimum capital standards. In addition, Trustmark and TB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2025. To be categorized in this manner, Trustmark and TB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since September 30, 2025 which Management believes have affected Trustmark’s or TB’s present classification.

In 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. At September 30, 2025, the carrying amount of the subordinated notes was $123.9 million compared to $123.7 million at December 31, 2024. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at September 30, 2025 and December 31, 2024. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at September 30, 2025 and December 31, 2024. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 16 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2025 and December 31, 2024.

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2025 and 2024 were $0.72 and $0.69, respectively. Trustmark’s indicated dividend for 2025 is $0.96 per common share, an increase of $0.04 per common share when compared to $0.92 per common share in 2024.

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

On December 3, 2024, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2025, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2025. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased 1.0 million shares of its common stock valued at $37.1 million during the first nine months of 2025.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled $15.172 billion for the first nine months of 2025 and represented 82.4% of average liabilities and shareholders’ equity, compared to average deposits of $15.412 billion, which represented 82.6% of average liabilities and shareholders’ equity for the first nine months of 2024. For more information on average interest-bearing deposits, please see the analysis included in the section captioned “Net Interest Income.”

Trustmark had $453.8 million held in an interest-bearing account at the FRBA at September 30, 2025, compared to $297.3 million held at December 31, 2024.

Trustmark utilizes brokered deposits to supplement other wholesale funding sources. At September 30, 2025 and December 31, 2024, brokered sweep MMDA deposits totaled $8.9 million and $10.6 million, respectively. In addition, Trustmark had $300.0 million of brokered CDs at September 30, 2025 compared to $250.0 million at December 31, 2024.

At September 30, 2025, Trustmark had $420.0 million of upstream federal funds purchased compared to $285.0 million of upstream federal funds purchased at December 31, 2024. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $100.0 million of outstanding short-term and no long-term advances at September 30, 2025, compared to $200.0 million of outstanding short-term and no long-term advances at December 31, 2024. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $2.020 billion at September 30, 2025.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At September 30, 2025, Trustmark had $1.329 billion available in unencumbered Treasury and agency securities compared to $1.107 billion in unencumbered Treasury and agency securities at December 31, 2024.

Another borrowing source is the Discount Window. At September 30, 2025, Trustmark had $1.235 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.187 billion at December 31, 2024.

During 2020, Trustmark issued $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. At September 30, 2025, the carrying amount of the subordinated notes was $123.9 million compared to $123.7 million at December 31, 2024. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At September 30, 2025, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of September 30, 2025, Management is not aware of any events that are reasonably likely to have a material adverse effect on Trustmark's liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part I. Item 1. – Financial Statements of this report and Trustmark's 2024 Annual Report for the expected timing of such payments as of September 30, 2025 and December 31, 2024. There have been no material changes in Trustmark's contractual obligations since year-end.

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

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At September 30, 2025, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.515 billion compared to $1.500 billion at December 31, 2024.

Trustmark records any gains or losses on these cash flow hedges in AOCI. Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $132 thousand and $393 thousand of amortization expense for the three and nine months ended September 30, 2025, respectively, compared to $132 thousand and $341 thousand of amortization expense for the three and nine months ended September 30, 2024, respectively. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income (loss) during the same period. For the three and nine months ended September 30, 2025, Trustmark reclassified a loss, net of tax, of $1.8 million and $5.9 million, respectively, into interest and fees on LHFS and LHFI, compared to a loss, net of tax, of $3.6 million and $10.9 million, respectively, for the same time periods in 2024. During the next twelve months, Trustmark estimates that $2.7 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $92.0 million at September 30, 2025, with a positive valuation adjustment of $1.3 million, compared to $52.1 million, with a positive valuation adjustment of $229 thousand at December 31, 2024. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by changes in the fair value of LHFS. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $149.5 million at September 30, 2025, with a negative valuation adjustment of $215 thousand, compared to $110.0 million, with a positive valuation adjustment of $679 thousand at December 31, 2024.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $337.5 million at September 30, 2025 compared to $311.5 million at December 31, 2024. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income (loss) in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $858 thousand and $2.5 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the impact was a net negative ineffectiveness of $2.0 million and $8.1 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income (loss) in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At September 30, 2025, Trustmark had interest rate swaps with an aggregate notional amount of $1.800 billion related to this program, compared to $1.819 billion at December 31, 2024.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At September 30, 2025, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $568 thousand at December 31, 2024. At September 30, 2025 and December 31, 2024, Trustmark had posted collateral of $2.2 million and $1.5 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2025, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At September 30, 2025, Trustmark had entered into ten risk participation agreements as a beneficiary with an aggregate notional amount of $111.1 million compared to eleven risk participation agreements as a beneficiary with an aggregate notional amount of $83.9 million at December 31, 2024. At September 30, 2025, Trustmark had entered into twenty-eight risk participation agreements as a guarantor with an aggregate notional amount of $283.3 million compared to twenty-eight risk participation agreements as a guarantor with an aggregate notional amount of $229.1 million at December 31, 2024. The aggregate fair values of these risk participation agreements were immaterial at both September 30, 2025 and December 31, 2024.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at September 30, 2025 and 2024.

	Estimated % Change in Net Interest Income
	September 30,
Change in Interest Rates	2025	2024
+200 basis points	2.8%	2.2%
+100 basis points	1.3%	1.0%
-100 basis points	-2.1%	-1.4%
-200 basis points	-4.7%	-3.5%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at September 30, 2025 and 2024.

	Estimated % Change in Net Portfolio Value
	September 30,
Change in Interest Rates	2025	2024
+200 basis points	-0.7%	-0.9%
+100 basis points	-0.2%	-0.1%

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

At September 30, 2025, the MSR fair value was $131.7 million, compared to $125.9 million at September 30, 2024. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at September 30, 2025, would be a decline in fair value of $5.0 million and $5.2 million, respectively, compared to a decline in fair value of $4.7 million and $4.9 million, respectively, at September 30, 2024. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2024 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first nine months of 2025.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended September 30, 2025 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2025 to July 31, 2025	40,055	$37.47	40,055	$72,475
August 1, 2025 to August 31, 2025	84,693	38.73	84,693	69,195
September 1, 2025 to September 30, 2025	155,504	40.21	155,504	62,942
Total	280,252		280,252

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of Trustmark’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Trustmark’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Thomas C. Owens
	Duane A. Dewey		Thomas C. Owens
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	November 5, 2025	DATE:	November 5, 2025