Form 10-K
period 2025-12-31
TRUSTMARK CORP
filed 2026-02-23
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑

Based on the closing sales price at June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $961.6 million.

As of January 30, 2026, there were issued and outstanding 58,849,788 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Trustmark’s 2026 Annual Meeting of Shareholders to be held April 28, 2026 are incorporated by reference into Part III of the Form 10-K report.

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, actions by the Board of Governors of the Federal Reserve System (FRB) that impact the level of market interest rates, local, state, national and international economic and market conditions, conditions in the housing and real estate markets in the regions in which Trustmark operates, conditions and changes, including volatility, in the credit and financial markets, changes in the level of nonperforming assets and charge-offs, an increase in unemployment levels, a slowdown in economic growth, changes in our ability to measure the fair value of assets in our portfolio, changes in the level and/or volatility of market interest rates, the impacts related to or resulting from bank failures and other economic and industry volatility, including potential increased regulatory requirements, the demand for the products and services we offer, potential unexpected adverse outcomes in pending litigation matters, our ability to attract and retain noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, pandemics or other health crises, acts of war or terrorism, potential market or regulatory effects of the current United States presidential administration’s policies, changes to the credit rating of U.S. Government securities and other risks described in our filings with the Securities and Exchange Commission (SEC).

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I

ITEM 1. BUSINESS

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. As previously disclosed, on August 4, 2025, Trustmark’s principal subsidiary, Trustmark National Bank, initially chartered by the State of Mississippi in 1889, converted from a national banking association to a Mississippi-chartered banking corporation and changed its name to Trustmark Bank (TB). TB is a member bank of the Federal Reserve System and is supervised by the Federal Reserve Bank of Atlanta (FRBA) and the Mississippi Department of Banking and Consumer Finance (MDBCF). At December 31, 2025, TB had total assets of $18.923 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TB and its subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,543 full-time equivalent associates (measured at December 31, 2025) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Georgia (primarily in Atlanta, which is referred to herein as Trustmark's Georgia market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along two operating segments: General Banking

Segment and Wealth Management Segment. The principal products produced and services rendered by TB and Trustmark’s other subsidiaries are as follows:

Trustmark Bank

Commercial Banking – TB provides a full range of commercial banking services to corporations and other business customers. Loans are provided for a variety of general corporate purposes, including financing for commercial and industrial projects, income producing commercial real estate, owner-occupied real estate and construction and land development. TB also provides deposit services, including checking, savings and money market accounts and certificates of deposit as well as treasury management services.

Consumer Banking – TB provides banking services to consumers, including checking, savings, and money market accounts as well as certificates of deposit and individual retirement accounts. In addition, TB provides consumer customers with installment and real estate loans and lines of credit.

Mortgage Banking – TB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.

Wealth Management – TB offers specialized fiduciary services and expertise in the areas of wealth management, trust, investment, brokerage, qualified and non-qualified retirement plan services and custodial services for corporate and individual customers. These services include the administration of personal trusts and estates as well as the management of investment and individual retirement accounts for individuals, employee benefit plans and charitable foundations. TB also provides institutional custody for large governmental entities and foundations, financial and estate planning and retirement plan services.

New Market Tax Credits (NMTC) – TB provides an intermediary vehicle for the provision of loans or investments in Low-Income Communities (LICs) through its subsidiary Southern Community Capital, LLC (SCC). SCC is a Mississippi single member limited liability company, a certified Community Development Entity (CDE) and a wholly-owned subsidiary of TB. The primary mission of SCC is to provide investment capital for LICs, as defined by Section 45D of the Internal Revenue Code, or for Low-Income Persons (LIPs). As a certified CDE, SCC is able to apply to the Community Development Financial Institutions Fund (CDFI Fund) to receive NMTC allocations to offer investors in exchange for equity investments in qualified projects.

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

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenue over the past three years ($ in thousands):

December 31,	2025	2024	2023
Securities	$3,084,284	$3,027,919	$3,189,157
Total securities growth (decline)	$56,365	$(161,238)	$(329,439)
Total securities growth (decline)	1.9%	-5.1%	-9.4%

Loans held for investment (LHFI)	$13,674,233	$13,089,942	$12,950,524
Total loans growth (decline)	$584,291	$139,418	$746,485
Total loans growth (decline)	4.5%	1.1%	6.1%

Assets	$18,925,211	$18,152,422	$18,722,189
Total assets growth (decline)	$772,789	$(569,767)	$706,711
Total assets growth (decline)	4.3%	-3.0%	3.9%

Deposits	$15,499,784	$15,108,175	$15,569,763
Total deposits growth (decline)	$391,609	$(461,588)	$1,132,115
Total deposits growth (decline)	2.6%	-3.0%	7.8%

Equity	$2,121,677	$1,962,327	$1,661,847
Total equity growth (decline)	$159,350	$300,480	$169,579
Total equity growth (decline)	8.1%	18.1%	11.4%

Years Ended December 31,
Revenue (1)	$799,778	$561,002	$701,311
Total revenue growth (decline)	$238,776	$(140,309)	$55,181
Total revenue growth (decline)	42.6%	-20.0%	8.5%

(1) Revenue is defined as net interest income plus noninterest income (loss).

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

Inherent in real estate construction lending is the risk that the full value of the collateral does not exist at the time the loan is granted. Construction lending also inherently includes the risk associated with a borrower’s ability to successfully complete a proposed project on time and within budget. Further, adverse changes in the market occurring between the start of construction and completion of the projects can result in slower sales or rental rates and lower sales prices than originally anticipated, which could impact the underlying real estate collateral values and timely and full repayment of these loans. Rising interest rates can adversely affect the cost of construction and the financial viability of real estate projects. Higher interest rates may also result in higher capitalization rates, thereby reducing a property’s value. As a result of this risk profile, LHFI secured by construction, land development and other land are considered to be higher risks than other real estate loans.

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

Similar to commercial and industrial loans, inherent risk in other commercial loans and leases can arise due to fluctuations in the borrower's or lessee's financial condition, deterioration in collateral values and changes in market and economic conditions. Loans to state and political subdivisions have the added inherent risk of being somewhat dependent on the ability and capacity of those entities to generate tax and other revenue to repay the loans. Loans to non-profit and charitable organizations are dependent on those organizations’ ability to generate revenue through their fundraising efforts and other forms of financial support, which can be susceptible to economic downturns.

Recent Economic and Industry Developments

Economic activity improved slightly during 2025, but was characterized by mixed signals, notably, strong equity market performance, continued consumer spending and FRB rate cuts, but also a softening labor market and persistent inflationary pressures, driven partly by new tariffs. United States stocks performed strongly during the second half of 2025, supported by optimistic sentiment around lower interest rates, better-than-expected corporate earnings and strong performance in the technology and artificial intelligence (AI) sectors. However, economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as conflicts in Ukraine and the Middle East, the current United States presidential administration's policies, inflationary and broader pricing pressures and other economic and industry volatility. Concerns surrounding the direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

For most of 2025, the FRB left the target federal funds rate unchanged at a range of 4.25% to 4.50% and maintained the rate it pays on reserves at 4.40%. However, beginning with the September 2025 meeting of the FRB's Federal Open Market Committee, the FRB noted increases in unemployment and inflation shifting the balance of risks to achieving its goals. As a result, the FRB decreased the target federal funds rate and the rate it pays on reserves multiple times during the fourth quarter of 2025, lowering the target federal funds rate to a range of 3.50% to 3.75% and the rate it pays on reserves to 3.65% as of December 2025. At the most recent meeting of the FRB's Federal Open Market Committee (in January 2026), the FRB determined to leave the target federal funds rate and the rate it pays on reserves unchanged. Prior period rate increases increased the competitive pressures on the deposit cost of funds. While rate cuts potentially reduced those competitive pressures, they increased pressure on Trustmark's net interest margin, a key component to its financial results. It is not possible to predict the direction, pace or magnitude of further changes, if any, in interest rates, or the impact any such rate changes will have on Trustmark's results of operations.

In the November 2025 and January 2026 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that during the reporting periods (covering the period from October 6, 2025 through November 17, 2025 and November 18, 2025 through January 5, 2026) economic activity increased at a slight to modest pace. Reports by the twelve Federal Reserve Districts (Districts) noted the following during the reporting periods:

•
Most Districts reported slight to modest growth in consumer spending, largely attributed to the holiday shopping season. Several Districts also noted that spending was stronger among higher-income consumers, while low to moderate income consumers were increasingly price sensitive and hesitant to spend on nonessential goods and services. Auto sales were little changed to down across most Districts.
•
Manufacturing activity varied with approximately half the Districts reporting growth and approximately half reporting contraction. Nonfinancial services demand was generally seen as steady to increasing somewhat. Agriculture conditions were largely unchanged with only Federal Reserve’s Sixth District, Atlanta, reporting a modest decline due to weaker demand for exported commodities. Energy demand and production was flat to down slightly, with some contacts citing challenges from the low-price environment for oil. Community organizations saw increased demand for food assistance, due in part to disruptions in SNAP benefits during the government shutdown.
•
Banking conditions were generally reported as stable or improving, with some increased demand coming from credit cards, home equity loans and commercial lending. Residential real estate sales, construction and lending activity softened in the majority of Districts that report on the sector.
•
Outlooks for future activity were mildly optimistic with most expecting slight to modest growth in the short term.
•
Districts reported that employment declined slightly in the November 2025 report and was mostly unchanged in the January 2026 report. Despite an uptick in layoff announcements, more Districts reported contacts limiting headcounts using hiring freezes, replacement-only hiring and attrition than through layoffs. Several employers adjusted hours worked to accommodate higher or lower than expected business volume instead of adjusting the number of employees. Multiple Districts reported an increase in the usage of temporary workers. Firms continued to report challenges finding skilled labor, particularly in engineering, health care and other trades. Multiple contacts reported exploring AI implementation primarily for productivity enhancement and potential future workforce management. AI's current impact on employment was limited, with more significant effects anticipated in the coming years rather than immediately. Wages grew at a moderate pace, though rising health insurance premiums continued to put upward pressure on labor costs.
•
Prices grew at a moderate rate. Cost pressures due to tariffs were a consistent theme across all Districts. Several contacts that had initially absorbed tariff-related costs were beginning to pass them on to customers as pre-tariff inventories became depleted or as pressures to preserve margins grew more acute. Contacts in some industries, such as retail and restaurants, were reluctant to pass costs along to price-sensitive customers. Rising costs for energy, insurance, technology and health care continued to be a significant strain on margins. Firms expect some moderation in price growth, but anticipate prices to remain elevated as they work through increased costs.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida, Georgia and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting periods as those discussed above. The Federal Reserve’s Sixth District also noted modest loan growth, with the largest increases in the credit card segment, and declines in auto and other consumer loans reflecting consumer uncertainty. The Federal Reserve’s Sixth District reported that delinquencies continued to fall in aggregate, though several financial institutions reported a marginal uptick, and cash to total assets ratios increased moderately on balance, allowing for ample liquidity to meet customers' needs. The Federal Reserve’s Eighth District also reported banking activity increased modestly with overall loan activity much stronger than one year ago, particularly among real estate loans and home-equity lines of credit, and modest growth in commercial and industrial loans, while consumer lending was slightly lower than one year ago. The Federal Reserve’s Eighth District also noted that contacts reported meaningfully tighter lending standards on business loans and overall deposits ended the year modestly higher than one year ago. The Federal Reserve’s Eleventh District also reported loan volume and demand increased in December 2025 after decreasing in November 2025, driven by increases in commercial real estate loans, credit standards and terms tightened, though loan pricing continued to decline, loan performance deteriorated at a slower pace overall and bankers reported increasing general business activity. The Federal Reserve’s Eleventh District noted that outlooks leaned optimistic, with contacts expecting growth in loan demand and business activity in the next six months but a slight deterioration in loan performance.

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

At June 30, 2025, Trustmark’s deposit market share ranked within the top three positions in 52.0% of the 56 counties served and within the top five positions in 68.0% of the counties served. The following table presents Federal Deposit Insurance Corporation (FDIC) deposit data regarding TB’s deposit market share by state as of June 30, 2025. The FDIC deposit market share data presented below does not align with Trustmark’s reported geographic market regions, which in some instances cross state lines, and Trustmark’s geographic coverage within certain states presented below is not statewide (see the section captioned “Description of Business” above).

State	Deposit Market Share
Alabama	1.87%
Florida	0.17%
Mississippi	12.17%
Tennessee	0.30%
Texas	0.04%

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

In addition, the FRB has the authority to approve applications by state member banks to establish de novo branches, including, under the Riegle-Neal Act, in states other than the bank’s home state if the law of the state in which the branch is located, or is to be located, would permit establishment of the branch if the bank were a state bank chartered by such state.

The BHC Act also generally requires FRB approval for a bank holding company’s acquisition of a company that is not an insured depository institution. Bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the FRB to be closely related to banking. Additionally, a provision of the BHC Act known as the Volcker Rule places limits on the ability of Trustmark and TB to acquire or retain ownership interests in, or act as sponsor to, certain investment funds, including hedge funds and private equity funds, or to engage in proprietary trading (i.e., engaging as principal in any purchase or sale of one or more financial instruments for a trading account).

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

Source of Strength

Under the FDI Act, Trustmark is expected to act as a source of financial and managerial strength to TB. Under this policy, a bank holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be inclined or in a financial position to provide it.

Capital Adequacy

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal bank regulatory agencies. Capital adequacy regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. The FRB has established substantially similar minimum risk-based capital ratio and leverage ratio requirements for bank holding companies and banks.

Under capital requirements applicable to Trustmark and TB, Trustmark and TB are required to meet a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.0% (a minimum of 4.5% plus a capital conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of at least 8.5% (a minimum of 6.0% plus a capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of at least 10.5% (a minimum of 8.0% plus a capital conservation buffer of 2.5%), and a leverage ratio of Tier 1 capital to total consolidated assets of at least 4.0%.

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

At December 31, 2025, Trustmark exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 11.72%, 12.11% and 14.41% of its total risk-weighted assets, respectively. At December 31, 2025, TB also exceeded these requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 12.33%, 12.33% and 13.52% of its total risk-weighted assets, respectively. At December 31, 2025, the leverage ratios for Trustmark and TB were 10.18% and 10.37%, respectively. At December 31, 2025, TB was well-capitalized based on the ratios and guidelines described above.

In December 2018, the federal banking agencies issued a final rule that allowed institutions to elect to phase in the regulatory capital effects of the Current Expected Credit Losses (CECL) accounting standard over three years. In addition, as a result of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) enacted on March 27, 2020 in response to the COVID-19 pandemic, the federal bank regulatory agencies issued rules that allowed banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay was in addition to the three-year transition period that the agencies had already made available. Trustmark elected to defer the regulatory capital effects of CECL in accordance with these rules, which largely delayed the effects of the adoption of CECL on its regulatory capital through December 31, 2021. The effects were phased-in over a three-year period from January 1, 2022 through December 31, 2024.

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

Anti-Money Laundering (AML) Initiatives and Sanctions Compliance

Trustmark and TB are subject to extensive laws and regulations aimed at combating money laundering and terrorist financing, including the USA Patriot Act of 2001 (USA Patriot Act) and the Bank Secrecy Act. Regulations implementing these statutes impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers and of beneficial owners of their legal entity customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and financial consequences for the institution. The federal Financial Crimes Enforcement Network of the Department of the Treasury, in addition to federal bank regulatory agencies, is authorized to impose significant civil money penalties for violations of these requirements, and has recently engaged in coordinated enforcement efforts with state and federal banking regulators, the DOJ, the Consumer Financial Protection Bureau (CFPB), the Drug Enforcement Administration and the Internal Revenue Service. Violations of AML requirements can also lead to criminal penalties. In addition, the federal banking agencies are required to consider the effectiveness of a financial institution’s AML activities when reviewing proposed bank mergers and bank holding company acquisitions.

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

Regulation of TB

TB is a Mississippi state-chartered bank and a member of the Federal Reserve System and its deposits are insured by the FDIC. As such, TB is subject to extensive regulation by the FRB, the MDBCF and, to a lesser extent, by the FDIC. In addition, as a large provider of consumer financial services, TB is subject to regulation, supervision, enforcement and examination by the CFPB. Almost every area of the operations and financial condition of TB is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices and the provision of services. TB is subject to supervision, examination, enforcement and reporting requirements under the Federal Reserve Act, the FDI Act, regulations of the FRB and certain of the requirements imposed by the Dodd-Frank Act. Trustmark and TB are also subject to a wide range of consumer protection laws and regulations.

Restrictions on Lending, Insider Transactions and Affiliate Transactions

TB is limited by state and/or federal law in the amounts it may lend to one borrower, to insiders and to affiliates. In addition, the FDI Act imposes restrictions on TB's purchases of assets from insiders.

Mississippi law generally limits a Mississippi state-chartered bank’s total extensions of credit to any one person or company to 20% of the bank’s aggregate unimpaired capital and surplus, and limits total extensions of credit to a single director or executive officer to 15% of unimpaired capital and surplus, or 20% when secured. Section 22 of the Federal Reserve Act, as implemented by the FRB’s Regulation O, similarly limits extensions of credit by a bank to its executive officers, directors, principal shareholders and their related interests, and to similar individuals at the holding company or affiliates. In general, such extensions of credit (i) may not exceed certain dollar limitations, (ii) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (iii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Payment of Dividends

The principal source of Trustmark’s cash revenue is dividends from TB. As a Mississippi state-chartered banking corporation, TB must obtain the approval of the MDBCF prior to declaring or paying a dividend on its common stock.

Community Reinvestment Act

The CRA requires an insured depository institution’s appropriate federal banking regulator to evaluate the institution's record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods, and to consider this record in its evaluation of certain applications to banking regulators, such as an application for approval of a merger or the establishment of a branch. A rating of less than “Satisfactory” may provide a basis for denial of such an application. TB received a rating of “Outstanding” in its most recent CRA performance evaluation, which covered activities in the period from January 1, 2022 through December 31, 2023.

On October 24, 2023, the federal banking agencies released a final rule revising their framework for evaluating banks’ records of community reinvestment under the CRA. On July 16, 2025, the agencies issued a notice of proposed rulemaking to rescind the October 2023 final rule and restore the CRA framework that existed prior to the October 2023 final rule. TB's most recent performance evaluation was conducted using the CRA framework that existed prior to the October 2023 final rule.

Consumer Protection Laws

TB is subject to a number of federal and state laws designed to protect customers and promote lending to various sectors of the economy and population. These consumer protection laws apply to a broad range of TB’s activities and to various aspects of its business, and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act and their state law counterparts. At the federal level, most consumer financial protection laws are administered by the CFPB, which supervises TB. The CFPB also has authority to issue regulations and has proposed several rules that would restrict various fees that financial institutions can charge consumers, including credit card late fees, overdraft fees and certain insufficient funds (NSF) fees.

Violations of applicable consumer protection laws can result in significant potential liability, including actual damages, restitution and injunctive relief, from litigation brought by customers, state attorneys general and other plaintiffs, as well as enforcement actions by banking regulators and reputational harm.

Many states and local jurisdictions have consumer protection laws analogous, and in addition to, those listed above. While TB’s activities are governed primarily by federal law, states may adopt their own consumer protection laws that exceed the requirements of federal law. In addition, under the Dodd-Frank Act, state attorneys general are authorized to bring civil actions to enforce regulations prescribed by the CFPB or to secure other remedies.

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

On October 22, 2024, the CFPB released a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, a financial institution would be required, upon request, to make available to a consumer or third party authorized by the consumer certain information the institution has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. Industry organizations challenged the final rule in court. On July 29, 2025, the district court granted a motion by the CFPB to stay the proceedings while the CFPB conducts a rulemaking to revise the final rule substantially. On August 22, 2025, the CFPB issued an advance notice of proposed rulemaking to solicit comments and data on several issues as part of a reconsideration of the final rule. On October 29, 2025, the district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule. Management is monitoring the status of the litigation and evaluating the impact of this rule.

Debit Interchange Regulation

The FRB has issued rules under the Electronic Fund Transfer Act (EFTA), as amended by the Dodd-Frank Act, to limit interchange fees that an issuer with $10.0 billion or more in assets, such as TB, may receive or charge for an electronic debit card transaction. Under the FRB’s rules, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction. In addition, the FRB’s rules allow for an upward adjustment of no more than one cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the rule.

In October 2023, the FRB proposed changes to its EFTA rules that would decrease the maximum interchange fees that an issuer may receive for an electronic debit transaction to the sum of 14.4 cents and four basis points multiplied by the value of the transaction and increase the fraud prevention adjustment to 1.3 cents. If finalized as proposed, the proposal could reduce interchange revenue for banks with $10 billion or more in assets, such as TB.

The FRB also has established rules governing routing and exclusivity that require debt card issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

FDIC Deposit Insurance Assessments

The deposits of TB are insured by the Deposit Insurance Fund (DIF), as administered by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the DIF at minimum levels required by statute.

The FDIC uses a risk-based assessment system that imposes insurance premiums as determined by multiplying an insured bank’s assessment base by its assessment rate. A bank’s deposit insurance assessment base is generally equal to the bank’s total assets minus its average tangible equity during the assessment period.

The FDIC determines a bank’s assessment rate within a range of base assessment rates using a risk scorecard that takes into account the bank’s financial ratios and supervisory rating (the CAMELS composite rating), among other factors. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. The methodology that the FDIC uses to calculate assessment amounts is also based on the FDIC’s designated reserve ratio, which is currently 2.0%. During the COVID-19 pandemic, the amount of total estimated insured deposits grew rapidly while the funds in the DIF grew at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, which began with the first quarterly assessment period of 2023 and will remain in effect unless and until the DIF reserve ratio meets or exceeds 2.00%.

In November 2023, the FDIC adopted a final rule to implement a special deposit insurance assessment for eight quarters starting with the first quarter of 2024, to recover losses to the DIF arising from the bank failures of Spring 2023. In December 2025, the FDIC updated its estimate of the DIF’s losses and reduced the final assessment rate for the eighth collection quarter. The special assessment was not material to Trustmark's financial condition or results of operations.

The FDIC may terminate the deposit insurance of any insured depository institution, including the TB, if the FDIC determines after a hearing that the institution has engaged or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. The FDIC also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital.

In 2025, TB’s expenses related to deposit insurance premiums totaled $15.7 million.

TB Subsidiaries

TB’s nonbanking subsidiaries are subject to a variety of state and federal laws and regulations. SCC is subject to the supervision and regulation of the CDFI Fund and the State of Mississippi.

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

Employees

At December 31, 2025, Trustmark employed 2,543 full-time equivalent associates, none of which are represented by a collective bargaining agreement. Trustmark believes its employee relations to be satisfactory.

Information about Executive Officers of Trustmark

As of the filing date, the executive officers of Trustmark and its primary bank subsidiary, TB, including their ages, positions and principal occupations for the last five years are as follows:

Duane A. Dewey, 67

Trustmark Corporation

President and Chief Executive Officer since January 2021

Trustmark Bank

Chief Executive Officer since January 2021

President since January 2020

George T. Chambers, Jr., 66

Trustmark Corporation

Principal Accounting Officer since March 2021

Trustmark Bank

Executive Vice President and Chief Accounting Officer since March 2021

Senior Vice President and Controller from March 2009 to February 2021

Monica A. Day, 65

Trustmark Bank

President – Institutional Banking since April 2019

Robert Barry Harvey, 66

Trustmark Bank

Chief Credit and Operations Officer since June 2021

Chief Credit Officer from March 2010 to May 2021

Executive Vice President since March 2010

Thomas C. Owens, 61

Trustmark Corporation

Treasurer and Principal Financial Officer since March 2021

Trustmark Bank

Chief Financial Officer since March 2021

Bank Treasurer from September 2013 to February 2021

Executive Vice President since 2013

W. Arthur Stevens, 61

Trustmark Bank

President – Retail Banking since September 2011

Maria Luisa "Ria" Sugay, 44

Trustmark Bank

Bank Treasurer since March 2021

Bank Co-Treasurer from July 2020 to February 2021

Executive Vice President since July 2020

Granville Tate, Jr., 69

Trustmark Corporation

Secretary since December 2015

Trustmark Bank

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

Trustmark’s profitability depends to a large extent on net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities, such as deposits and borrowings. Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change. Trustmark is unable to predict changes in market interest rates, which are affected by many factors beyond Trustmark’s control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. For most of 2025, the FRB left the target federal funds rate unchanged at a range of 4.25% to 4.50% and maintained the rate it pays on reserves at 4.40%. However, beginning with the

September 2025 meeting of the FRB's Federal Open Market Committee, the FRB noted increases in unemployment and inflation shifting the balance of risks to achieving its goals. As a result, the FRB decreased the target federal funds rate and the rate it pays on reserves multiple times during the fourth quarter of 2025, lowering the target federal funds rate to a range of 3.50% to 3.75% and the rate it pays on reserves to 3.65% as of December 2025. Prior period rate increases increased the competitive pressures on the deposit cost of funds. While rate cuts potentially reduced those competitive pressures, they increased pressure on Trustmark's net interest margin, a key component to its financial results. It is not possible to predict the direction, pace or magnitude of further changes, if any, in interest rates, or the impact any such rate changes will have on Trustmark's results of operations.

Financial simulation models are the primary tools used by Trustmark to measure interest rate exposure. Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates. Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior. In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates. Trustmark’s simulation model using static balances at December 31, 2025 estimated that in the event of a hypothetical 200 basis point increase in interest rates, net interest income may increase 3.1%, while a hypothetical 100 basis point increase in interest rates may increase net interest income 1.5%. In the event of a hypothetical 100 basis point decrease in interest rates using static balances at December 31, 2025, it is estimated net interest income may decrease 2.1%, while a hypothetical 200 basis point decrease in interest rates may decrease net interest income 4.8%.

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

There are inherent risks associated with Trustmark’s lending activities. If trends in the housing and real estate markets were to decline appreciably, Trustmark may experience higher than normal delinquencies and credit losses. Moreover, if the United States economy were to enter into a recession, Management expects that this scenario could severely affect economic conditions in Trustmark’s market areas and that Trustmark could experience significantly higher delinquencies and credit losses.

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

Trustmark may also rely on information furnished by or on behalf of customers and counterparties in deciding whether to extend credit or enter into other transactions. This information could include financial statements, credit reports, business plans, and other information. Trustmark may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other information could have a material adverse impact on Trustmark’s business, financial condition and results of operations.

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

On a quarterly basis, Trustmark evaluates investments and other assets for expected credit losses. At December 31, 2025, gross unrealized losses on securities for which an allowance for credit losses has not been recorded totaled $14.5 million. Trustmark may be required to record credit loss expense if these investments suffer a decline in value that is the result of a credit loss. If Trustmark determines that a credit loss exists, the credit portion of the allowance would be measured using a discounted cash flow (DCF) analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss Trustmark may record is limited to the amount by which the amortized cost exceeds the fair value, which could have a material adverse effect on results of operations in the period in which a credit loss, if any, occurs.

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

Trustmark attempts to quantify such credit event risk by modeling bank specific and systemic scenarios that estimate the liquidity impact. Trustmark estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. To mitigate such risk, Trustmark maintains available lines of credit with the FRBA and the FHLB of Dallas that are secured by loans and investment securities. Management continuously monitors Trustmark’s liquidity position for compliance with internal policies.

External and Market-Related Risks

Trustmark’s business may be adversely affected by conditions in the financial markets and economic conditions in general.

Economic activity improved slightly during 2025, but was characterized by mixed signals, notably, strong equity market performance, continued consumer spending and FRB rate cuts, but also a softening labor market and persistent inflationary pressures, driven partly by new tariffs. United States stocks performed strongly during the second half of 2025, supported by optimistic sentiment around lower interest rates, better-than-expected corporate earnings and strong performance in the technology and AI sectors. However, economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, the current United States presidential administration's policies, inflationary and broader pricing pressures and other economic and industry volatility. Concerns surrounding the direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

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

While the banking industry has stabilized since the disruptions associated with bank failures in Spring 2023, there remains heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses and capital among counterparties, customers and regulators. It is difficult to predict the extent to which these conditions will persist or whether recent progress in the economic recovery will instead shift to the potential for further decline. If the economy does weaken in the future, it is uncertain how Trustmark’s business would be affected and whether Trustmark would be able to successfully mitigate any such effects on its business. Accordingly, these factors in the United States (and, indirectly, global) economy could have a material adverse effect on Trustmark’s financial condition and results of operations.

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

Trustmark, primarily through TB and certain nonbank subsidiaries, is subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect Trustmark’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation or statutes, regulations, policies and supervisory guidance, could affect Trustmark in substantial and unpredictable ways. Such changes could subject Trustmark to additional costs, limit the types of financial services and products Trustmark may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, civil money penalties, other sanctions by regulatory agencies and/or reputational damage. In this regard, government authorities, including bank regulatory agencies, have the authority to pursue enforcement agendas with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

The performance of a bank under the CRA in meeting the credit needs of its community is a factor that must be taken into consideration when the federal banking agencies evaluate applications related to mergers and acquisitions, as well as branch opening and relocations. As of its last examination, TB received a CRA rating of “Outstanding,” which represented an improvement from its previous CRA rating of “Needs to Improve.” TB’s failure to maintain at least a “Satisfactory” CRA rating in the future could adversely affect its ability to complete the acquisition of another financial institution or open a new branch. If TB were to receive an overall CRA rating of less than “Satisfactory” in the future, the FRB would not re-evaluate the CRA rating until TB’s next CRA examination, which may not occur for several years. It is possible that a low CRA rating would not improve in the future.

Trustmark is subject to stringent capital requirements.

Under the regulatory capital rules of the FRB, OCC, and FDIC that implement a set of capital requirements issued by the Basel Committee on Banking Supervision known as Basel III, Trustmark and TB are required to maintain a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.0% (a minimum of 4.5% plus a capital conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of at least 8.5% (a minimum of 6.0% plus a capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of at least 10.5% (a minimum of 8.0% plus a capital conservation buffer of 2.5%) and a leverage ratio of Tier 1 capital to total consolidated assets of at least 4.0%. In addition, for TB to be “well-capitalized” under the banking agencies’ prompt corrective action framework, it must have a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 capital ratio of at least 8.0%, a total capital ratio of at least 10.0% and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure.

The capital rules also include stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital. For instance, the rules effectively disallow newly issued trust preferred securities to be a component of a holding company’s Tier 1 capital. Trustmark will continue to count $60.0 million in outstanding trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by a grandfather provision in the capital rules, but this grandfather provision may cease to apply if Trustmark consummates an acquisition of a depository institution holding company.

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

The regulatory capital rules applicable to Trustmark and TB may continue to evolve as a result of new requirements established by the Basel Committee on Banking Supervision or legislative, regulatory or accounting changes in the United States. Management cannot predict the effect that any changes to current capital requirements would have on Trustmark and TB.

Trustmark’s use of third-party service providers and Trustmark’s other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

Trustmark regularly uses third-party service providers and subcontractors as part of its business. Trustmark also has substantial ongoing business relationships with partners and other third-parties and relies on certain third-parties to provide products and services necessary to maintain day-to-day operations. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by regulators, including the FRB, OCC, CFPB and FDIC. Under interagency regulatory guidance issued in 2023, Trustmark is required to apply stringent due diligence, conduct ongoing monitoring and maintain effective control over third-party service providers and subcontractors and other ongoing third-party business relationships. These regulatory expectations may continue to evolve and become more rigorous over time. Trustmark expects that the regulators will hold Trustmark responsible for deficiencies in its oversight and control of its third-party relationships and in the performance of the parties with which Trustmark has these relationships. Trustmark maintains a system of policies and procedures designed to ensure adequate due diligence is performed and to monitor vendor risks. While Trustmark believes these policies and procedures effectively mitigate risk, if the regulators conclude that Trustmark has not exercised adequate oversight and control over third-party service providers and subcontractors or other ongoing third-party business relationships or that such third-parties have not performed appropriately, Trustmark could be subject to enforcement actions, including civil monetary penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.

Trustmark's ability to declare and pay dividends is subject to restriction by various laws and regulations and other factors.

Trustmark is a separate and distinct legal entity from TB, and receives substantially all of its cash stream from dividends from TB. These dividends are the principal source of funds to pay dividends on Trustmark's common stock and interest on its debt. Various federal and state laws and regulations limit the amount of dividends that TB may pay to Trustmark. In the event TB is unable to declare dividends, or is limited in the amount of any dividend it may be able to declare, Trustmark may not be able to declare dividends on its common stock or meet other financial obligations. Any inability to receive dividends from TB could have a material adverse effect on Trustmark's business, financial condition and results of operations. The information under the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business in this report provides further discussion about the restrictions governing TB’s ability to transfer funds to Trustmark.

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

If Trustmark consummates an acquisition, a portion of the purchase price would generally be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2025, goodwill was $334.6 million. Trustmark's other identifiable intangible assets, net were fully amortized as of December 31, 2025. Under current accounting standards, if Trustmark determines goodwill or other intangible assets are impaired, Trustmark would be required to write down the carrying value of these assets. Trustmark’s annual goodwill impairment evaluation performed during the fourth quarter of 2025 indicated no impairment of goodwill for any reporting segment. Management cannot provide assurance, however, that Trustmark will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on Trustmark’s shareholders’ equity and financial condition and could cause a decline in Trustmark’s stock price.

Trustmark holds other real estate and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As business necessitates, Trustmark forecloses on and takes title to real estate serving as collateral for loans. At December 31, 2025, Trustmark held $7.0 million of other real estate. The amount of other real estate held by Trustmark may increase in the future as a result of, among other things, business combinations, increased uncertainties in the housing market or increased levels of credit stress in residential real estate loan portfolios. Increased other real estate balances could lead to greater expenses as Trustmark incurs costs to manage, maintain and dispose of real properties as well as to remediate any environmental cleanup costs incurred in connection with any contamination discovered on real property on which Trustmark has foreclosed and to which Trustmark has taken title. As a result, Trustmark’s earnings could be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate assets. The expenses associated with holding a significant amount of other real estate could have a material adverse effect on Trustmark’s financial condition or results of operations.

If Trustmark is required to repurchase a significant number of mortgage loans that it had previously sold, such repurchases could negatively affect earnings.

One of Trustmark’s primary business operations is mortgage banking, under which residential mortgage loans are sold in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans. Trustmark may be required to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the anticipated economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses. Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation, loans that do not meet investor guidelines, loans in which the appraisal does not support the value and/or loans obtained through fraud by the borrowers or other third parties. Generally, putback requests may be made until the loan is paid in full. However, mortgage loans delivered to the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) on or after January 1, 2013 are subject to the Representations and Warranties Framework, which provides that FNMA and FHLMC will not exercise their remedies, including a putback request, for breaches of certain selling representations and warranties if the mortgage loans satisfy certain criteria, such as payment history or quality control review.

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

The volatility in the stock prices of companies in the financial services industry, such as Trustmark, may make it more difficult for shareholders to resell Trustmark common stock at attractive prices in a timely manner. Trustmark’s stock price can fluctuate significantly in response to a variety of factors, including factors affecting the financial industry as a whole, such as the bank failures in Spring 2023. The factors affecting financial stocks generally and Trustmark’s stock price in particular include:

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

Expectations around Environmental, Social and Governance (ESG) practices as well as climate change and related regulatory initiatives could adversely affect Trustmark’s business and results of operations, including indirectly through impact to its customers.

Stakeholders' expectations regarding ESG practices, as well as climate-related legislative and regulatory initiatives, continue to evolve. Institutional investors, and investor advocacy groups, in particular, are increasingly focused on these matters and expectations in many of these areas can vary widely. In addition, increased ESG related compliance costs could result in increases to Trustmark’s overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards, and fluctuations in these standards, could negatively impact Trustmark’s reputation, ability to do business with certain partners and its stock price. New government regulations (including at the state level) could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence and disclosure. Consumers and businesses also may change their behavior on their own as a result of these concerns. It is not possible to predict how climate change may impact Trustmark’s financial condition and operations; however, Trustmark operates in areas where its business and the activities of its customers could be impacted by the effects of climate change. The effects of climate change may include increased frequency or severity of weather-related events, such as severe storms, hurricanes, flooding and droughts and rising sea levels. These effects can disrupt business operations, damage property, devalue assets and change customer and business preferences, which may adversely affect borrowers, increase credit risk and reduce demand for Trustmark’s products and services. Trustmark and its customers may need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. Trustmark and its customers may face cost increases, asset value reductions, operating process changes and the like. The impact to Trustmark’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, Trustmark could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Trustmark’s efforts to take these risks into account may not be effective in protecting it from the negative impact of regulatory initiatives or changes in consumer or business behavior and could have a material adverse effect on Trustmark’s financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

Trustmark’s information security program is primarily administered at the management level by the Information Security Department, which is led by Trustmark’s Chief Information Security Officer (CISO), and is supported by the Information Technology Department, which is led by Trustmark’s Chief Information Officer (CIO). The CISO reports to the CIO, who in turn reports to Trustmark’s Chief Credit and Operations Officer. Trustmark’s Information Security Department is responsible for day-to-day management of Trustmark’s information security program, including data loss prevention, access control, threat monitoring, incident response, insider threat monitoring and employee education and training. The Information Security Department also maintains policies related to cybersecurity and data security that provide the required governance for the information security program. Additionally, Trustmark’s Information Technology Department maintains policies that govern technical aspects of Trustmark’s information security program. Each policy is reviewed and approved by the Enterprise Risk Committee in accordance with Trustmark's Policy Framework and is mapped to applicable regulatory guidance. The Cybersecurity Operations team within the Information Technology Department maintains and runs Trustmark’s security operations center and is responsible for cybersecurity event management and maintaining security tooling. Trustmark also maintains an Information Security / Cybersecurity Management Committee, which is comprised of representatives from the Information Security, Information Technology, Enterprise Risk, Corporate Security, Internal Audit and Legal departments and members of executive management. This committee meets quarterly to discuss and review Trustmark’s information security program and receives qualitative and quantitative update reports from the Information Security Department, Internal Audit Department and Information Technology Department.

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

ITEM 2. PROPERTIES

Trustmark’s principal offices are housed in its main office building located in downtown Jackson, Mississippi and owned by TB. Trustmark’s main office building is primarily allocated for bank use with a small portion available for occupancy by tenants on a lease basis, although such incidental leasing activity is not material to Trustmark’s operations. At December 31, 2025, Trustmark, through TB, operated 160 full-service branches, 7 limited-service branches and an automated teller machine (ATM) network, which included 116 ATMs and 138 ITMs at its branches and other locations. In addition, Trustmark operated 8 offices in various locations providing mortgage banking, wealth management and/or corporate lending services. Trustmark leases 28 of its branch and other office locations with the remainder being owned. Trustmark believes its properties are suitable and adequate to operate its financial services business.

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

Trustmark paid quarterly cash dividends to shareholders of $0.24 per share, or $0.96 per share annually, in 2025. As a component of return to common shareholders, Trustmark intends to pay cash dividends when corporate financial performance and capital strength allow it to do so. All dividend payments must be approved and declared by the Board of Directors of Trustmark and are required to be in compliance with all applicable laws and regulations.

At January 31, 2026, there were approximately 2,767 registered shareholders of record and approximately 30,248 beneficial account holders of shares in nominee name of Trustmark’s common stock. Other information required by this item can be found in Note 17 – Shareholders’ Equity included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

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

On December 3, 2024, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2025, under which $100.0 million of Trustmark’s outstanding shares could be acquired through December 31, 2025. Under this authority, Trustmark repurchased 2.2 million shares of its common stock valued at $80.0 million during the twelve months ended December 31, 2025.

The following table sets forth information regarding purchases of shares of Trustmark common stock by Trustmark or on Trustmark’s behalf during the three months ended December 31, 2025 (amounts in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2025 to October 31, 2025	168,121	$38.24	168,121	$56,513
November 1, 2025 to November 30, 2025	94,703	37.23	94,703	52,987
December 1, 2025 to December 31, 2025	851,129	38.80	851,129	—
Total	1,113,953		1,113,953

On December 2, 2025, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2026, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2026. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased 163 thousand shares of its common stock valued at $6.5 million during January 2026.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Nasdaq market value index and the S&P 500 – Regional Banks index. The S&P 500 – Regional Banks index is an industry index published by S&P Dow Jones Indices, a division of S&P Global, and is comprised of stock in the S&P Total Market Index that are classified in the Global Industry Classification Standard regional banks sub-industry. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2020, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2020	2021	2022	2023	2024	2025
Trustmark	$100.00	$122.37	$135.43	$112.40	$146.80	$165.82
NASDAQ Composite-Total Return	100.00	122.18	82.43	119.22	154.48	187.14
S&P 500 - Regional Banks	100.00	140.54	104.67	82.05	106.90	126.79

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026.

Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for each year in the three year period ended December 31, 2025 ($ in thousands, except per share data). The data should be read in conjunction with Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. – Financial Statements and Supplementary Data.

Trustmark completed the sale of Fisher Brown Bottrell Insurance, Inc., (FBBI), a wholly owned subsidiary of TB, during the second quarter of 2024. As such, financial results presented in the table below for the years ended December 31, 2024 and 2023, consist of both continuing and discontinued operations. The discontinued operations include the financial results of FBBI prior to the sale as well as the net gain on the sale. For additional information regarding discontinued operations, please see Note 2 – Discontinued Operations set forth in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Years Ended December 31,	2025	2024	2023
Consolidated Statements of Income (Loss)
Total interest income	$948,622	$960,330	$878,832
Total interest expense	312,484	375,909	325,954
Net interest income	636,138	584,421	552,878
Provision for credit losses (PCL), LHFI	14,311	37,287	27,362
PCL, LHFI sale of 1-4 family mortgage loans	—	8,633	—
PCL, off-balance sheet credit exposures	(1,441)	(4,665)	(2,781)
Noninterest income (loss)	163,640	(23,419)	148,433
Noninterest expense	512,230	485,690	495,696
Income (loss) from continuing operations before income taxes	274,678	34,057	181,034
Income taxes from continuing operations	50,543	(11,153)	27,744
Income (loss) from continuing operations	224,135	45,210	153,290
Income from discontinued operations before income taxes	—	237,152	16,302
Income taxes from discontinued operations	—	59,353	4,103
Income from discontinued operations	—	177,799	12,199
Net Income	$224,135	$223,009	$165,489

Revenue (1)	$799,778	$561,002	$701,311

Per Share Data (2)
Basic earnings (loss) per share (EPS) from continuing operations	$3.72	$0.74	$2.51
Basic EPS from discontinued operations	$—	$2.91	$0.20
Basic EPS - total	$3.72	$3.65	$2.71

Diluted EPS from continuing operations	$3.70	$0.74	$2.50
Diluted EPS from discontinued operations	$—	$2.90	$0.20
Diluted EPS - total	$3.70	$3.63	$2.70

Cash dividends per share	$0.96	$0.92	$0.92

Performance Ratios
Return on average equity	10.86%	12.22%	10.54%
Return on average equity from continuing operations	10.86%	2.48%	9.76%
Return on average tangible equity	12.97%	15.20%	14.04%
Return on average tangible equity from continuing operations	12.97%	3.04%	12.43%
Return on average assets	1.21%	1.20%	0.89%
Return on average assets from continuing operations	1.21%	0.24%	0.82%
Average equity / average assets	11.16%	9.84%	8.41%
Net interest margin (fully taxable equivalent)	3.80%	3.51%	3.32%
Dividend payout ratio	25.81%	25.21%	33.95%
Dividend payout ratio from continuing operations	25.81%	124.32%	36.65%

Credit Quality Ratios
Net charge-offs (recoveries) (excl sale of 1-4 family mortgage loans) / average loans	0.13%	0.12%	0.06%
PCL, LHFI (excl PCL, LHFI sale of 1-4 family mortgage loans) / average loans	0.11%	0.28%	0.21%
Nonaccrual LHFI / (LHFI + LHFS)	0.60%	0.60%	0.76%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.65%	0.65%	0.81%
Allowance for credit losses (ACL), LHFI / LHFI	1.15%	1.22%	1.08%
(1)
Revenue is defined as net interest income plus noninterest income (loss).
(2)
Due to rounding, EPS from continuing operations and discontinued operations may not sum to EPS from net income.

December 31,	2025	2024	2023
Consolidated Balance Sheets
Total assets	$18,925,211	$18,152,422	$18,722,189
Securities	3,084,284	3,027,919	3,189,157
Total loans (LHFI + LHFS)	13,953,022	13,290,249	13,135,336
Deposits	15,499,784	15,108,175	15,569,763
Total shareholders' equity	2,121,677	1,962,327	1,661,847

Stock Performance
Market value - close	$38.95	$35.37	$27.88
Book value	35.95	32.17	27.21
Tangible book value	30.28	26.68	20.87

Capital Ratios
Total equity / total assets	11.21%	10.81%	8.88%
Tangible equity / tangible assets	9.61%	9.13%	7.22%
Tangible equity / risk-weighted assets	11.54%	10.86%	8.76%
Tier 1 leverage ratio	10.18%	9.99%	8.62%
Common equity tier 1 risk-based capital ratio	11.72%	11.54%	10.04%
Tier 1 risk-based capital ratio	12.11%	11.94%	10.44%
Total risk-based capital ratio	14.41%	13.97%	12.29%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark’s financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. – Financial Statements and Supplementary Data of this report. Further discussion and analysis of Trustmark’s financial condition and results of operations for the years ended December 31, 2024 and 2023 are included in the respective sections within Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Trustmark’s Annual Report filed on Form 10-K for the year ended December 31, 2024.

Executive Overview

Trustmark has been committed to meeting the banking and financial needs of its customers and communities for over 130 years and remains focused on providing support, advice and solutions to its customers' unique needs. Trustmark achieved record earnings in 2025, reflecting significant achievement across its diverse financial services businesses. During 2025, Trustmark's traditional banking business drove continued loan and deposit growth, a strong net interest margin and solid credit quality. Trustmark's mortgage banking business increased production and achieved significant improvement in profitability during 2025, while revenue from its wealth management business reached an all-time high.

These accomplishments are the result of focused efforts to enhance Trustmark's long-term performance and competitiveness. Trustmark continues to implement technology and streamline processes to enhance its ability to grow and serve customers. Trustmark is well-positioned to compete in changing economic conditions and create long-term value for its shareholders. The Board of Directors of Trustmark announced a 4.2% increase in its regular quarterly cash dividend to $0.25 per share from $0.24 per share, reflecting Trustmark's profitability and financial strength. The dividend is payable March 15, 2026, to shareholders of record on March 1, 2026. Trustmark’s payment of the dividend will be funded fully by a dividend from TB to Trustmark, which the MDBCF approved on January 28, 2026.

Financial Highlights

Quarter Ended December 31, 2025

Trustmark reported net income of $57.9 million, or basic and diluted EPS of $0.97, for the fourth quarter of 2025, compared to net income of $56.3 million, or basic and diluted EPS of $0.92, for the fourth quarter of 2024. Trustmark’s reported performance during the quarter ended December 31, 2025, produced a return on average tangible equity of 12.82%, a return on average assets of 1.23%, an average equity to average assets ratio of 11.35% and a dividend payout ratio of 24.74%, compared to a return on average tangible equity of 13.68%, a return on average assets of 1.23%, an average equity to average assets ratio of 10.82% and a dividend payout ratio of 25.00% during the quarter ended December 31, 2024.

The increase in net income when the fourth quarter of 2025 is compared to the fourth quarter of 2024 was principally due to an increase in revenue and a decrease in the PCL, LHFI, partially offset by increases in noninterest expense and income taxes. Revenue totaled $204.1 million for the quarter ended December 31, 2025 compared to $196.8 million for the quarter ended December 31, 2024, an increase of $7.3 million, or 3.7%. The increase in revenue for the fourth quarter of 2025 compared to the same time period in 2024 primarily resulted from an increase in net interest income, principally due to a decline in interest expense on deposits.

Net interest income for the fourth quarter of 2025 totaled $162.9 million, an increase of $7.0 million, or 4.5%, when compared to the fourth quarter of 2024. Interest income totaled $239.3 million for the fourth quarter of 2025, a decrease of $417 thousand, or 0.2%, when compared to the same time period in 2024, principally due to a decline in other interest income primarily due to a decline in the average balance held at the FRBA and the FRB's decision to lower the rate it pays on reserves, partially offset by a slight increase in interest and fees on LHFS and LHFI. Interest expense totaled $76.4 million for the fourth quarter of 2025, a decrease of $7.5 million, or 8.9%, when compared to the same time period in 2024, primarily due to a decline in interest on deposits. Interest expense on deposits totaled $67.7 million for the fourth quarter of 2025, a decline of $8.2 million, or 10.9%, when compared to the fourth quarter of 2024 primarily due to declines in interest expense on brokered and personal certificates of deposit (CDs), all categories of money market demand deposit accounts (MMDA) and commercial interest checking accounts, primarily reflecting a decline in interest rates.

Noninterest income (loss) for the fourth quarter of 2025 totaled $41.2 million, an increase of $285 thousand, or 0.7%, when compared to the fourth quarter of 2024, principally due to an increase in wealth management largely offset by a decline in other, net. Wealth management totaled $11.1 million for the fourth quarter of 2025, an increase of $1.8 million, or 19.5%, when compared to the same time period in 2024, principally due to an increase in income from brokerage and trust management services. Other, net totaled $2.7 million for the fourth quarter of 2025, a decrease of $1.6 million, or 36.1%, when compared to the same time period in 2024, principally due to a decrease in income from other partnership investments and an increase in amortization of tax credit partnerships.

Noninterest expense for the fourth quarter of 2025 totaled $132.2 million, an increase of $7.7 million, or 6.2%, when compared to the fourth quarter of 2024, principally due to an increase in salaries and employee benefits. Salaries and employee benefits totaled $75.1 million for the fourth quarter of 2025, an increase of $5.9 million, or 8.5%, when compared to the fourth quarter of 2024 primarily due to increases in salaries expense, principally due to general merit increases and new associates added during 2025, annual management performance incentive compensation expense and broker commissions expense.

Trustmark’s PCL, LHFI for the three months ended December 31, 2025 totaled a negative $550 thousand compared to $7.0 million for the three months ended December 31, 2024, a decrease of $7.5 million, primarily due to positive credit migration partially offset by loan growth and changes in the macroeconomic forecast. The PCL, off-balance sheet credit exposures totaled $1.8 million for the three months ended December 31, 2025 compared to $502 thousand for the three months ended December 31, 2024, an increase of $1.3 million, primarily due to increases in the total reserve rate and unfunded commitments partially offset by positive credit migration. Please see the section captioned “Provision for Credit Losses,” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

Year Ended December 31, 2025

For the year ended December 31, 2025, Trustmark reported net income of $224.1 million, or basic and diluted EPS of $3.72 and $3.70, respectively, compared to $223.0 million, or basic and diluted EPS of $3.65 and $3.63, respectively, for the year ended December 31, 2024 and $165.5 million, or basic and diluted EPS of $2.71 and $2.70, respectively, for the year ended December 31, 2023. Trustmark’s reported performance for the year ended December 31, 2025, produced a return on average tangible equity of 12.97%, a return on average assets of 1.21% and a dividend payout ratio of 25.81%, compared to a return on average tangible equity of 15.20%, a return on average assets of 1.20% and a dividend payout ratio of 25.21% for the year ended December 31, 2024 and a return on average tangible equity of 14.04%, a return on average assets of 0.89% and a dividend payout ratio of 33.95% for the year ended December 31, 2023. Trustmark’s average equity to average assets ratio was 11.16%, 9.84% and 8.41% for the years ended December 31, 2025, 2024 and 2023, respectively.

Trustmark completed the sale of FBBI during the second quarter of 2024. As such, financial results for the years ended December 31, 2024 and 2023, consist of both continuing and discontinued operations. The discontinued operations include the financial results of FBBI prior to the sale as well as the net gain on the sale. Trustmark reported net income from continuing operations of $45.2 million and $153.3 million for the years ended December 31, 2024 and 2023, respectively. Trustmark's reported performance from continuing operations for the year ended December 31, 2024 produced a return on average tangible equity of 3.04%, a return on average assets of 0.24% and a dividend payout ratio of 124.32%, compared to a return on average tangible equity of 12.43%, a return on average assets of 0.82% and a dividend payout ratio of 36.65% for the year ended December 31, 2023. The increase in net income from continuing operations when 2025 is compared to 2024 was principally due to an increase in revenue and a decline in PCL, LHFI, partially offset by increases in income taxes and noninterest expense.

Revenue totaled $799.8 million for the year ended December 31, 2025, compared to $561.0 million and $701.3 million for the years ended December 31, 2024 and 2023, respectively, an increase of $238.8 million, or 42.6%, and a decrease of $140.3 million, or 20.0%, respectively. The increase in revenue for 2025 compared to 2024 was principally due to (i) an increase in noninterest income (loss), primarily as a result of the loss on the sale of available for sale securities during the second quarter of 2024 and increases in mortgage banking, net and wealth management, partially offset by a decrease in other, net, and (ii) an increase in net interest income, primarily resulting from a decline in total interest expense and an increase in interest on securities, partially offset by declines in interest and fees from LHFS and LHFI and other interest income.

Net interest income for the year ended December 31, 2025 totaled $636.1 million, an increase of $51.7 million, or 8.8%, when compared to the year ended December 31, 2024. Interest income totaled $948.6 million for the year ended December 31, 2025, a decrease of $11.7 million, or 1.2%, when compared to the year ended December 31, 2024, reflecting declines in interest and fees on LHFS and LHFI, primarily due to a decrease in interest rates, and other interest income, primarily due to a decline in the average balance held at the FRBA and the FRB's decision to lower the rate it pays on reserves, partially offset by an increase in interest on securities, primarily as a result of higher yielding securities purchased during 2025 and the restructuring of the available for sale securities portfolio during the second quarter of 2024. Interest expense totaled $312.5 million for the year ended December 31, 2025, a decrease of $63.4 million, or 16.9%, when compared to the year ended December 31, 2024, reflecting declines in all categories of interest expense. Interest on deposits totaled $274.7 million for 2025, a decrease of $54.7 million, or 16.6%, when compared to 2024, primarily reflecting declines in interest on brokered and personal CDs, personal and commercial MMDA and public and commercial interest checking accounts, principally due to declines in interest rates. Other interest expense for 2025 totaled $20.3 million, a decrease of $6.1 million, or 23.0%, when compared to 2024, primarily due to a decline in interest expense on FHLB advances, principally due to a decline in rates on short-term FHLB advances, partially offset by an increase in subordinated debt issuance cost as a result of the $175.0 million of subordinated notes issued during the fourth quarter of 2025. Interest on federal funds purchased and securities purchased under repurchase agreements totaled $17.5 million for 2025, a decrease of $2.6 million, or 13.0%, when compared to 2024, primarily reflecting declines in the target federal funds rate by the FRB.

Noninterest income (loss) for 2025 totaled $163.6 million, an increase of $187.1 million when compared to 2024, principally due to the $182.8 million loss on the sale of available for sale securities during the second quarter of 2024, and increases in mortgage banking, net and wealth management, partially offset by a decrease in other, net. Mortgage banking, net totaled $33.1 million for 2025, an increase of $6.5 million, or 24.2%, when compared to 2024, primarily reflecting a decrease in the net negative hedge ineffectiveness and increases in the gain on sales of loans, net and mortgage servicing income, net, partially offset by an increase in the run-off of the MSR. Wealth management totaled $40.1 million for 2025, an increase of $2.9 million, or 7.7%, when compared to 2024, primarily due to increases in income from brokerage and trust management services. Other, net totaled $13.4 million for 2025, a decrease of $4.4 million, or 24.7%, when compared to 2024, principally due to the $8.1 million Visa C shares fair value adjustment during the second quarter of 2024 as well as an increase in amortization of tax credit partnerships, partially offset by the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans recorded during the second quarter of 2024.

Noninterest expense totaled $512.2 million for 2025, an increase of $26.5 million, or 5.5%, when compared to 2024, principally due to increases in salaries and employee benefits and services and fees. Salaries and employee benefits totaled $283.4 million for the year ended December 31, 2025, an increase of $17.1 million, or 6.4%, when compared to the year ended December 31, 2024, principally due to increases in salaries expense, primarily due to general merit increases and new associates added during 2025, annual management performance incentives, medical insurance expense, commission expense due to the increase in mortgage originations and other salaries expense. Services and fees totaled $109.4 million for 2025, an increase of $7.8 million, or 7.7%, when compared to 2024, principally due to increases in data processing charges related to software, business process outsourcing fees, advertising expense and legal expense.

The PCL, LHFI for 2025 totaled $14.3 million compared to a total PCL, LHFI of $45.9 million for 2024. The PCL, LHFI for 2024 included an $8.6 million PCL, LHFI sale of 1-4 family mortgage loans for the credit-related portion of the loss on the sale of the 1-4 family mortgage loans. The PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, for 2024 totaled $37.3 million. The PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, decreased $23.0 million, or 61.6%, when 2025 is compared to 2024, primarily due to positive credit migration, the resolution of the External Factor – Credit Quality Review qualitative reserve factor and changes to specific reserves associated with individually analyzed credits, partially offset by increases in required reserves related to loan growth, changes in macroeconomic forecasts and updates to other qualitative reserve factors. The PCL, off-balance sheet credit exposures totaled a negative $1.4 million for 2025 compared to a negative $4.7 million for 2024, a decrease in the negative provision of $3.2 million, or 69.1%, primarily due to increases in the total reserve rate and unfunded commitments, partially offset by positive credit migration and the resolution of the External Factor – Credit Quality Review qualitative reserve factor. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

LHFI totaled $13.674 billion at December 31, 2025, an increase of $584.3 million, or 4.5%, compared to December 31, 2024. The increase in LHFI during 2025 was primarily due to net growth in other commercial loans and leases, commercial and industrial LHFI, LHFI secured by real estate and state and other political subdivision LHFI. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

At December 31, 2025, nonperforming assets totaled $91.3 million, an increase of $5.3 million, or 6.2%, compared to December 31, 2024, reflecting increases in both nonaccrual LHFI and other real estate. Total nonaccrual LHFI were $84.4 million at December 31, 2025, an increase of $4.3 million, or 5.3%, relative to December 31, 2024, primarily as a result of mortgage loans placed on nonaccrual in the Mississippi market region, largely offset by the resolution of three large nonaccrual commercial credits in the Alabama and Texas market regions which were reserved for in a prior period. Trustmark's mortgage loans are primarily included in the Mississippi market region because these loans are centrally analyzed and approved as part of the mortgage line of business, which is located in Jackson, Mississippi. The percentage of total loans (LHFS and LHFI) that are 30 days or more past due or classified as nonaccrual increased in 2025 to 1.85% compared to 1.62% in 2024. Other real estate totaled $7.0 million at December 31, 2025, an increase of $1.0 million, or 17.6%, when compared to December 31, 2024, primarily reflecting property foreclosed in the Mississippi and Alabama market regions, largely offset by foreclosed properties sold in the Mississippi, Texas and Alabama market regions.

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

Total deposits were $15.500 billion at December 31, 2025, an increase of $391.6 million, or 2.6%, compared to December 31, 2024. During 2025, noninterest-bearing deposits decreased $37.1 million, or 1.2%, primarily due to a decline in public demand deposit accounts partially offset by increases in commercial and personal demand deposit accounts. Interest-bearing deposits increased $428.7 million, or 3.6%, during 2025, primarily due to growth in all categories of CDs and MMDA as well as commercial interest checking accounts, partially offset by declines in public and consumer interest checking accounts.

Federal funds purchased and securities sold under repurchase agreements totaled $445.0 million at December 31, 2025 compared to $324.0 million at December 31, 2024, an increase of $121.0 million, or 37.3%, principally due to an increase in upstream federal funds purchased. Trustmark had $445.0 million of upstream federal funds purchased at December 31, 2025, compared to $285.0 million at December 31, 2024. Other borrowings totaled $364.8 million at December 31, 2025, an increase of $63.2 million, or 21.0%, when compared with $301.5 million at December 31, 2024, principally due to increases in Government National Mortgage Association (GNMA) loans eligible for repurchase and outstanding short-term FHLB advances obtained from the FHLB of Dallas.

Subordinated notes totaled $172.0 million at December 31, 2025, compared to $123.7 million at December 31, 2024, an increase of $48.3 million, or 39.0%, as a result of the issuance of $175.0 million of new subordinated notes and the pay-off of $125.0 million of outstanding subordinated notes. During the fourth quarter of 2025, Trustmark issued and sold $175.0 million aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes (the 2025 Notes) due December 1, 2035. The 2025 Notes were sold at an underwriting discount of 1.1%, resulting in net proceeds to Trustmark of $173.1 million before deducting offering expenses. Trustmark used the net proceeds from the offering, after the payment of offering expenses, to repay the outstanding $125.0 million of aggregate principal amount of the subordinated notes issued in 2020 plus accrued interest and for general corporate purposes. See the section captioned "Subordinated Notes" for additional information regarding Trustmark's subordinated debt.

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

ACL on LHFI and Off-Balance Sheet Credit Exposures

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

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of Trustmark’s LHFI portfolio segments. These segments are further disaggregated into loan classes, the level at which credit risk is estimated. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Trustmark’s overall ACL methodology incorporates various qualitative factors, including economic conditions and concentrations of credit, nature and volume of the portfolio, performance trends and external factors. The economic conditions and concentrations of credit qualitative factor was created for the loans secured by NFNR properties and the loans secured by other real estate loan class, two of Trustmark’s largest loan classes, to address changes in the economic conditions of metropolitan areas and apply additional pool level reserves based on third-party market data and forecast trends. The performance trend qualitative reserve factor is utilized to incorporate changes in credit quality and is based on migration analyses that allocate additional ACL to non-pass/delinquent loans within each loan pool. The nature and volume of the portfolio qualitative factor applies to a sub-pool of the LHFI secured by 1-4 family residential properties and utilizes a weighted average remaining maturity (WARM) methodology that uses industry data for the PD and LGD assumptions to support the qualitative adjustment. During the first quarter of 2025, Management elected to utilize Trustmark's historical data to develop a PD based on the credit score ranges initially established as well as the same LGD value from the mortgage sale that occurred in the second quarter of 2024 along with the same weighted average life assumption utilized to determine the credit mark on this portfolio. The external factors qualitative factor is Management’s best judgment on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology. During the third quarter of 2024, Trustmark activated the External Factor – Credit Quality Review qualitative factor. This qualitative factor ensures reserve adequacy for collectively evaluated commercial loans that may not have been identified and downgraded timely for various reasons. This qualitative factor population is all commercial loans risk rated 1-5. These loans are then applied to the historical average of the Watch/Special Mention rated percentage. Then the balance of these loans are applied additional reserves based on the same reserve rates utilized in the performance trends qualitative factor for Watch/Special Mention rated loans. During the third quarter of 2025, Management determined that the risk related to delayed identification and downgrading of commercial loans had sufficiently diminished and, as a result, resolved the External Factor – Credit Quality Review qualitative factor and released the associated reserves.

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

For a complete description of Trustmark’s ACL methodology for the LHFI portfolio, please see Note 4 – LHFI and ACL, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

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

Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark. Trustmark calculates a loan pool level unfunded amount for the period. In addition to the unfunded balances, Trustmark uses a funding rate for loan pools that are considered open-ended. In order to mitigate volatility and incorporate historical experience in the funding rate, Trustmark uses a twelve-quarter moving average. For the closed-ended loan pools, Trustmark takes a conservative approach and uses a 100% funding rate. The expected funding rate is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels. In addition to the funding rate being applied to the unfunded commitment balance, a reserve rate is applied that is loan pool specific and is applied to the unfunded amount, which includes both quantitative and a majority of the qualitative aspects of the current period's expected credit loss rate. During 2024, Management implemented a performance trends qualitative factor for unfunded commitments and an External Factor – Credit Quality Review qualitative factor for unfunded commitments. For both qualitative factors, the same assumptions are applied in the unfunded commitment calculation that are used in the funded balance calculation with the only difference being the unfunded commitment calculation includes the funding rates for the unfunded commitments. The reserves for these two qualitative factors are added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures. During the third quarter of 2025, Management determined that the risk related to delayed identification and downgrading of commercial loans had sufficiently diminished and, as a result, resolved the External Factor – Credit Quality Review qualitative factor and released the associated reserves.

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

For a complete description of Trustmark’s ACL methodology for off-balance sheet credit exposures, please see the section captioned “ACL on Off-Balance Sheet Credit Exposures” in Note 16 – Commitments and Contingencies included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

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

At December 31, 2025, the MSR fair value was $131.3 million. The impact on the MSR fair value of either a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2025, would be a decline in fair value of approximately $5.1 million and $5.2 million, respectively. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts. See the section captioned “MSR” in Note 6 – Mortgage Banking included in Part II. Item 8. – Financial Statements and Supplementary Data of this report for additional information regarding the valuation of the MSR.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Years Ended December 31,
		2025	2024	2023
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$2,062,924	$1,825,627	$1,570,098
Less: Goodwill		(334,605)	(334,605)	(334,605)
Identifiable intangible assets		(62)	(182)	(325)
Total average tangible equity		$1,728,257	$1,490,840	$1,235,168

PERIOD END BALANCES
Total shareholders' equity		$2,121,677	$1,962,327	$1,661,847
Less: Goodwill		(334,605)	(334,605)	(334,605)
Identifiable intangible assets		—	(126)	(236)
Total tangible equity	(a)	$1,787,072	$1,627,596	$1,327,006

TANGIBLE ASSETS
Total assets		$18,925,211	$18,152,422	$18,722,189
Less: Goodwill		(334,605)	(334,605)	(334,605)
Identifiable intangible assets		—	(126)	(236)
Total tangible assets	(b)	$18,590,606	$17,817,691	$18,387,348
Risk-weighted assets	(c)	$15,483,472	$14,990,258	$15,153,263

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income (loss) from continuing operations		$224,135	$45,210	$153,290
Plus: Intangible amortization net of tax from continuing operations		96	81	217
Net income (loss) from continuing operations adjusted for intangible amortization		$224,231	$45,291	$153,507
Period end shares outstanding	(d)	59,012,423	61,008,023	61,071,173

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity from continuing operations (1)		12.97%	3.04%	12.43%
Tangible equity/tangible assets	(a)/(b)	9.61%	9.13%	7.22%
Tangible equity/risk-weighted assets	(a)/(c)	11.54%	10.86%	8.76%
Tangible book value	(a)/(d)*1,000	$30.28	$26.68	$21.73

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$2,121,677	$1,962,327	$1,661,847
CECL transition adjustment		—	6,500	13,000
AOCI-related adjustments		13,625	83,659	219,723
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(320,754)	(320,756)	(370,212)
Other adjustments and deductions for CET1 (2)		(253)	(2,058)	(2,693)
CET1 capital	(e)	1,814,295	1,729,672	1,521,665
Additional Tier 1 capital instruments plus related surplus		60,000	60,000	60,000
Tier 1 capital		$1,874,295	$1,789,672	$1,581,665
CET1 risk-based capital ratio	(e)/(c)	11.72%	11.54%	10.04%

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

The following table presents adjustments to net income (loss) from continuing operations and select financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Years Ended December 31,
	2025	2024	2023
Net income (loss) from continuing operations (GAAP)	$224,135	$45,210	$153,290

Significant non-routine transactions (net of taxes):
PCL, LHFI sale of 1-4 family mortgage loans	—	6,475	—
Loss on sale of 1-4 family mortgage loans	—	3,598	—
Visa C shares fair value adjustment	—	(6,042)	—
Securities losses from portfolio restructuring	—	137,094	—
Reduction in force expense	—	—	1,055
Litigation settlement expense	—	—	4,875
Net income from continuing operations adjusted for significant non-routine transactions (Non-GAAP)	$224,135	$186,335	$159,220

Diluted EPS from adjusted continuing operations	$3.70	$3.04	$2.60

Financial Ratios - Reported (GAAP)
Return on average equity from continuing operations	10.86%	2.48%	9.76%
Return on average tangible equity from continuing operations	12.97%	3.04%	12.43%
Return on average assets from continuing operations	1.21%	0.24%	0.82%

Financial Ratios - Adjusted (Non-GAAP)
Return on average equity from adjusted continuing operations	n/a	10.34%	10.17%
Return on average tangible equity from adjusted continuing operations	n/a	12.71%	12.95%
Return on average assets from adjusted continuing operations	n/a	1.01%	0.86%

n/a - Not applicable.

Sale of 1-4 Family Mortgage Loans

During the second quarter of 2024, Trustmark sold a portfolio of 1-4 family mortgage loans that were at least three payments delinquent and/or nonaccrual at the time of selection totaling $56.2 million, which resulted in a loss of $13.4 million ($10.1 million, net of taxes). The portion of the loss related to credit totaled $8.6 million ($6.5 million, net of taxes) and was recorded as adjustments to charge-offs and the PCL, LHFI. The noncredit-related portion of the loss totaled $4.8 million ($3.6 million, net of taxes) and was recorded to noninterest income (loss) in other, net.

Visa Shares Conversion

On April 8, 2024, Visa commenced an initial exchange offer expiring on May 3, 2024, for any and all outstanding shares of Visa Class B-1 common stock (Visa B-1 shares). Holders participating in the exchange offer would receive a combination of Visa Class B-2 common stock (Visa B-2 shares) and Visa Class C common stock (Visa C shares) in exchange for Visa B-1 shares that were validly tendered and accepted for exchange by Visa. TB tendered its 38.7 thousand Visa B-1 shares, which were accepted by Visa. In exchange for each Visa B-1 share that was validly tendered and accepted for exchange by Visa, TB received 50.0% of a newly issued Visa B-2 share and newly issued Visa C shares equivalent in value to 50.0% of a Visa B-1 share. The Visa C shares that were received by TB were recognized at fair value, which resulted in a gain of $8.1 million ($6.0 million, net of taxes) and was recorded to noninterest income (loss) in other, net during the second quarter of 2024. During the third quarter of 2024, TB sold all of the Visa C shares for approximately the same carrying value as of June 30, 2024. The Visa B-2 shares were recorded at their nominal carrying value.

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

On January 13, 2023, TB entered into a settlement agreement relating to the litigation involving the Stanford Financial Group. As a result of this settlement, Trustmark recognized a one-time charge of $100.0 million of litigation settlement expense as well as an additional $750 thousand of legal fees during the fourth quarter of 2022.

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

Net interest income-FTE for the year ended December 31, 2025 increased $50.2 million, or 8.4%, when compared with the year ended December 31, 2024. The increase in net interest income-FTE when 2025 is compared to 2024 was attributable to declines in all categories of interest expense, with the exception of interest on subordinated notes, and an increase in interest on securities available for sale-taxable partially offset by declines in interest and fees on LHFS and LHFI-FTE and other interest income. The net interest margin-FTE for 2025 increased 29 basis points to 3.80% when compared to 2024. The increase in the net interest margin-FTE for 2025 was principally due to declines in the costs of interest-bearing deposits and other short-term borrowings as well as an increase in the yield on securities available for sale, partially offset by declines in yields on LHFS and LHFI and other earning assets.

Average interest-earning assets for 2025 were $17.037 billion compared to $17.010 billion for 2024, an increase of $26.2 million, or 0.2%, reflecting growth in average loans (LHFS and LHFI) partially offset by declines in average securities and average other earning assets. Average loans (LHFS and LHFI) increased $324.9 million, or 2.4%, when 2025 is compared to 2024, primarily attributable to an increase in the average balance of the LHFI portfolio of $302.9 million, or 2.3%. The increase in the average LHFI portfolio when the balances at December 31, 2025 are compared to December 31, 2024 was principally due to net growth in average LHFI secured by real estate and average other commercial loans and leases. See the sections captioned "LHFS" and "LHFI" for additional information regarding changes in the LHFS and LHFI portfolios. Average total securities declined $135.1 million, or 4.3%, when 2025 is compared to 2024, principally due to calls, maturities and pay-downs of the loans underlying GSE guaranteed securities partially offset by purchases of available for sale securities. Average other earning assets decreased $163.6 million, or 29.8%, when 2025 is compared to 2024, primarily due to a decrease in the average balance held at the FRBA.

Interest income-FTE totaled $959.7 million for 2025, a decrease of $13.2 million, or 1.4%, while the yield on total earning assets decreased 9 basis points to 5.63% when compared to 2024. The decrease in interest income-FTE in 2025 primarily reflected declines in interest and fees on LHFS and LHFI-FTE and other interest income, partially offset by an increase in interest on securities available for sale-taxable. During 2025, interest and fees on LHFS and LHFI-FTE decreased $19.9 million, or 2.3%, when compared to 2024, while the yield on loans (LHFS and LHFI) decreased to 6.15% compared to 6.45% reflecting lower interest rates partially offset by the increase in the average balance of the LHFI portfolio. During 2025, other interest income decreased $12.9 million, or 43.4%, when compared to 2024, while the yield on other earning assets decreased to 4.36% compared to 5.41%, primarily due to a decline in the average balance held at the FRBA as well as the FRB's decision to lower the rate it pays on reserves. During 2025, interest on securities available for sale-taxable increased $22.1 million, or 39.5%, when compared to 2024, while the yield on taxable securities available for sale increased to 4.44% compared to 3.13% principally due to higher yielding securities purchased in 2025 as well as the restructuring of the available for sale securities portfolio during the second quarter of 2024.

Average interest-bearing liabilities for 2025 totaled $13.042 billion compared to $13.159 billion for 2024, a decrease of $116.9 million, or 0.9%. The decrease in average interest-bearing liabilities was primarily the result of declines in average interest-bearing deposits and average other borrowings. Average interest-bearing deposits for 2025 decreased $59.2 million, or 0.5%, when compared to 2024, reflecting declines in average interest-bearing demand deposits and average savings deposits partially offset by growth in average time deposits. Average other borrowings for 2025 decreased $79.3 million, or 20.4%, when compared to 2024, principally due to a decrease in average short-term FHLB advances outstanding during the year partially offset by an increase in average GNMA loans eligible for repurchase.

Interest expense for 2025 totaled $312.5 million, a decrease of $63.4 million, or 16.9%, when compared with 2024, while the rate on total interest-bearing liabilities decreased to 2.40% compared to 2.86%. The decrease in interest expense for 2025 was principally due to decreases in interest on deposits, interest on other borrowings and interest on federal funds purchased and securities sold under repurchase agreements, partially offset by an increase in interest on subordinated notes. Interest on deposits decreased $54.7 million, or 16.6%, while the rate on interest-bearing deposits decreased to 2.26% compared to 2.70% when 2025 is compared to 2024, primarily due to declines in interest on brokered and personal CDs, personal and commercial MMDA and public and commercial interest checking accounts, principally due to declines in interest rates. Interest on other borrowings decreased $7.4 million, or 43.1%, while the rate on other borrowings decreased to 3.16% compared to 4.42%, when 2025 is compared to 2024, principally due to a decrease in interest expense on FHLB advances, principally due to a decline in rates on short-term FHLB advances. Interest on federal funds purchased and securities sold under repurchase agreements decreased $2.6 million, or 13.0%, while the rate on federal funds purchased and securities sold under repurchase agreements decreased to 4.26% compared to 5.05%, when 2025 is compared to 2024, principally due to a decline in interest expense on upstream federal funds purchased, reflecting declines in the federal funds target rate by the FRB. Interest on subordinated notes increased $1.9 million, or 39.9%, while the rate on subordinated notes increased to 4.99% from 3.84% when 2025 is compared to 2024, primarily due to the accelerated amortization of capitalized costs related to the subordinated notes issued in 2020 which were repaid fully during the fourth quarter of 2025. See the section captioned "Subordinated Notes" for additional information regarding changes in the subordinated notes.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Years Ended December 31,
	2025			2024			2023
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Securities available for sale:
Taxable	$1,757,402	$78,004	4.44%	$1,789,685	$55,932	3.13%	$2,090,201	$35,359	1.69%
Nontaxable	—	—	—	—	—	—	4,657	182	3.91%
Securities held to maturity:
Taxable	1,285,795	27,533	2.14%	1,388,531	29,989	2.16%	1,454,450	30,741	2.11%
Nontaxable	—	—	—	112	5	4.46%	1,854	81	4.37%
Loans (LHFS and LHFI)	13,608,688	837,358	6.15%	13,283,829	857,307	6.45%	12,801,531	788,719	6.16%
Other earning assets	384,775	16,780	4.36%	548,336	29,667	5.41%	729,673	37,215	5.10%
Total interest-earning assets	17,036,660	959,675	5.63%	17,010,493	972,900	5.72%	17,082,366	892,297	5.22%
Other assets	1,616,700			1,685,971			1,718,058
Allowance for credit losses	(163,826)			(148,564)			(125,942)
Total Assets	$18,489,534			$18,547,900			$18,674,482

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (1)	$7,805,426	146,053	1.87%	$7,838,499	178,470	2.28%	$7,565,894	149,142	1.97%
Savings deposits (1)	980,744	512	0.05%	1,016,373	539	0.05%	1,144,874	601	0.05%
Time deposits	3,341,039	128,091	3.83%	3,331,543	150,372	4.51%	2,691,682	96,208	3.57%
Federal funds purchased and securities sold under repurchase agreements	410,984	17,526	4.26%	398,884	20,154	5.05%	410,945	20,419	4.97%
Other borrowings	308,980	9,760	3.16%	388,266	17,146	4.42%	984,315	50,441	5.12%
Subordinated notes	133,106	6,647	4.99%	123,584	4,751	3.84%	123,364	4,751	3.85%
Junior subordinated debt securities	61,856	3,895	6.30%	61,856	4,477	7.24%	61,856	4,392	7.10%
Total interest-bearing liabilities	13,042,135	312,484	2.40%	13,159,005	375,909	2.86%	12,982,930	325,954	2.51%
Noninterest-bearing demand deposits	3,152,297			3,179,641			3,532,134
Other liabilities	232,178			383,627			589,320
Shareholders' equity	2,062,924			1,825,627			1,570,098
Total Liabilities and Shareholders' Equity	$18,489,534			$18,547,900			$18,674,482

Net Interest Margin		647,191	3.80%		596,991	3.51%		566,343	3.32%

Less tax equivalent adjustments:
Investments		—			1			55
Loans		11,053			12,569			13,410
Net Interest Margin per Consolidated Statements of Income		$636,138			$584,421			$552,878

(1) During the first quarter of 2025, Trustmark ceased the daily sweep from low transaction interest-bearing demand deposits to savings deposits. Prior periods have been reclassified accordingly.

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis) for the periods presented ($ in thousands):

	2025 Compared to 2024			2024 Compared to 2023
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Securities available for sale:
Taxable	$(1,025)	$23,097	$22,072	$(5,721)	$26,294	$20,573
Nontaxable	—	—	—	(91)	(91)	(182)
Securities held to maturity:
Taxable	(2,183)	(273)	(2,456)	(1,449)	697	(752)
Nontaxable	(2)	(3)	(5)	(78)	2	(76)
Loans, net of unearned income (LHFS and LHFI)	20,591	(40,540)	(19,949)	30,490	38,098	68,588
Other earning assets	(7,807)	(5,080)	(12,887)	(9,700)	2,152	(7,548)
Total interest-earning assets	9,574	(22,799)	(13,225)	13,451	67,152	80,603

Interest paid on:
Interest-bearing demand deposits (1)	(743)	(31,674)	(32,417)	5,464	23,864	29,328
Savings deposits (1)	(27)	—	(27)	(62)	—	(62)
Time deposits	427	(22,708)	(22,281)	25,699	28,465	54,164
Federal funds purchased and securities sold under repurchase agreements	597	(3,225)	(2,628)	(596)	331	(265)
Other borrowings	(3,082)	(4,304)	(7,386)	(27,163)	(6,132)	(33,295)
Subordinated notes	388	1,508	1,896	10	(10)	—
Junior subordinated debt securities	—	(582)	(582)	—	85	85
Total interest-bearing liabilities	(2,440)	(60,985)	(63,425)	3,352	46,603	49,955
Change in net interest income on a tax equivalent basis	$12,014	$38,186	$50,200	$10,099	$20,549	$30,648

(1) During the first quarter of 2025, Trustmark ceased the daily sweep from low transaction interest-bearing demand deposits to savings deposits. Prior periods have been reclassified accordingly.

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

Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL, LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI totaled $14.3 million for 2025, compared to a PCL, LHFI, excluding the PCL, LHFI sale of 1-4 family mortgage loans, of $37.3 million for 2024 and a PCL, LHFI of $27.4 million for 2023. The PCL, LHFI for 2025 primarily reflected an increase in required reserves as a result of loan growth, changes in the macroeconomic forecast and updates to various qualitative reserve factors, partially offset by a decrease in specific reserves for individually analyzed credits, positive credit migration and reserves released associated with the resolution of the External Factor – Credit Quality Review qualitative factor.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled a negative $1.4 million for 2025 compared to a negative $4.7 million for 2024, and a negative $2.8 million for 2023. The release in PCL on off-balance sheet credit exposures for 2025 primarily reflected a decrease in required reserves as a result of positive credit migration and reserves released associated with the resolution of the External Factor – Credit Quality Review qualitative factor, partially offset by an increase in required reserves as a result of changes in the total reserve rate.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income (Loss)

The following table provides the comparative components of noninterest income (loss) for the periods presented ($ in thousands):

	Years Ended December 31,
	2025		2024		2023
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$43,656	-1.6%	$44,382	2.2%	$43,416	3.0%
Bank card and other fees	33,382	0.2%	33,301	-0.4%	33,439	-7.4%
Mortgage banking, net	33,082	24.2%	26,626	1.6%	26,216	-7.4%
Wealth management	40,112	7.7%	37,251	6.2%	35,092	0.2%
Other, net	13,408	-24.7%	17,813	74.1%	10,231	4.0%
Securities gains (losses), net	—	100.0%	(182,792)	n/m	39	n/m
Total noninterest income (loss)	$163,640	n/m	$(23,419)	n/m	$148,433	-2.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income (loss) for the year ended December 31, 2025 are discussed in further detail below. For analysis of Trustmark’s wealth management income, please see the section captioned “Results of Segment Operations.”

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income (loss) for the periods presented ($ in thousands):

	Years Ended December 31,
	2025		2024		2023
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$28,896	2.4%	$28,215	3.7%	$27,196	3.4%
Change in fair value-MSR from runoff	(13,240)	-13.7%	(11,645)	-16.1%	(10,030)	28.5%
Gain on sales of loans, net	19,988	3.7%	19,278	25.6%	15,345	-24.0%
Mortgage banking income before net hedge ineffectiveness	35,644	-0.6%	35,848	10.3%	32,511	0.2%
Change in fair value-MSR from market changes	(9,840)	n/m	5,801	n/m	(1,489)	n/m
Change in fair value of derivatives	7,278	n/m	(15,023)	n/m	(4,806)	88.6%
Net hedge ineffectiveness	(2,562)	72.2%	(9,222)	-46.5%	(6,295)	-52.5%
Mortgage banking, net	$33,082	24.2%	$26,626	1.6%	$26,216	-7.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net when 2025 is compared to 2024 was principally due to a decrease in the net negative hedge ineffectiveness and increases in the gain on sales of loans, net and mortgage servicing income, net, partially offset by an increase in the run-off of the MSR. Mortgage loan production totaled $1.528 billion for 2025, an increase of $109.9 million, or 7.8%, when compared to 2024. Loans serviced for others totaled $8.956 billion at December 31, 2025, compared with $8.763 billion at December 31, 2024, and $8.477 billion at December 31, 2023.

Representing a significant component of mortgage banking income is gain on sales of loans, net. The increase in the gain on sales of loans, net when 2025 is compared to 2024 was primarily the result of an increase in the mortgage valuation adjustment. Loan sales increased $16.2 million, or 1.4%, during 2025 to total $1.158 billion compared to an increase of $5.3 million, or 0.5%, during 2024 to total $1.141 billion.

Other, Net

The following table illustrates the components of other, net included in noninterest income (loss) for the periods presented ($ in thousands):

	Years Ended December 31,
	2025		2024		2023
	Amount	% Change	Amount	% Change	Amount	% Change
Partnership amortization for tax credit purposes	$(9,026)	-18.3%	$(7,627)	4.5%	$(7,988)	-28.6%
Increase in life insurance cash surrender value	7,663	2.5%	7,478	6.6%	7,018	5.2%
Loss on sale of 1-4 family mortgage loans	—	100.0%	(4,798)	n/m	—	—
Visa C shares fair value adjustment	—	-100.0%	8,056	n/m	—	—
Other miscellaneous income	14,771	0.5%	14,704	31.3%	11,201	19.4%
Total other, net	$13,408	-24.7%	$17,813	74.1%	$10,231	4.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in other, net when 2025 is compared to 2024 was principally due to the $8.1 million Visa C shares fair value adjustment during the second quarter of 2024 as well as an increase in amortization of tax credit partnerships, partially offset by the $4.8 million noncredit-related loss on the sale of 1-4 family mortgage loans recorded during the second quarter of 2024.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2025		2024		2023
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$283,377	6.4%	$266,239	-0.8%	$268,270	5.5%
Services and fees	109,391	7.7%	101,590	-5.8%	107,805	3.8%
Net occupancy-premises	30,501	4.7%	29,128	2.2%	28,507	1.9%
Equipment expense	25,802	3.6%	24,915	-3.6%	25,844	7.0%
Litigation settlement expense	—	—	—	-100.0%	6,500	-93.5%
Other expense	63,159	-1.0%	63,818	8.6%	58,770	10.7%
Total noninterest expense	$512,230	5.5%	$485,690	-2.0%	$495,696	-12.1%

Changes in the various components of noninterest expense for the year ended December 31, 2025 are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when 2025 is compared to 2024 was principally due to increases in salaries expense, primarily due to general merit increases and new associates added during 2025, annual management performance incentives, medical insurance expense, commission expense due to the increase in mortgage originations and other salaries expense.

Services and Fees

The increase in services and fees when 2025 is compared to 2024 was principally due to increases in data processing charges related to software, business process outsourcing fees, advertising expense and legal expense.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2025		2024		2023
	Amount	% Change	Amount	% Change	Amount	% Change
Loan expense	$12,881	11.2%	$11,580	4.2%	$11,114	-9.3%
Amortization of intangibles	126	14.5%	110	-62.1%	290	-70.6%
FDIC assessment expense	15,705	-18.2%	19,211	42.0%	13,529	83.2%
Other real estate expense, net	3,044	-3.8%	3,164	n/m	119	-89.9%
Other miscellaneous expense	31,403	5.5%	29,753	-11.8%	33,718	7.7%
Total other expense	$63,159	-1.0%	$63,818	8.6%	$58,770	10.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in other expense when 2025 is compared to 2024 was principally due to a decrease in FDIC assessment expense, primarily due to a decrease in the assessment rate, which was largely offset by increases in loan expense and other miscellaneous expenses.

Results of Segment Operations

Trustmark’s operations are managed along two operating segments: General Banking and Wealth Management. A description of each segment and the methodologies used to measure financial performance and financial information by reportable segment are included in Note 20 – Segment Information located in Part II. Item 8. – Financial Statements and Supplementary Data of this report. The Insurance Segment is included in discontinued operations for all periods presented in the accompanying consolidated balance sheets and the consolidated statements of income (loss). For additional information about discontinued operations, please see Note 2 – Discontinued Operations included in Part I. Item 1. – Financial Statements of this report.

The following table provides the net income by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
General banking	$212,206	$37,409	$145,332
Wealth management	11,929	7,801	7,958
Consolidated net income from continuing operations	$224,135	$45,210	$153,290

General Banking

Net interest income for the General Banking Segment for 2025 increased $47.9 million, or 8.3%, when compared with 2024, primarily resulting from declines in all categories of interest expense as well as an increase in interest on securities, partially offset by decreases in interest and fees from LHFS and LHFI and other interest income. The PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for 2025 totaled $12.9 million compared to a PCL of $41.1 million during 2024 and a PCL of $26.7 million during 2023. For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income (loss) for the General Banking Segment increased $183.9 million during 2025, primarily due to the net loss on the sale of available for sale securities and the noncredit-related loss on the sale of 1-4 family mortgage loans during the second quarter of 2024, as well as increases in mortgage banking, net and gain on sale on premises and equipment, partially offset by the gain on the conversion of Visa Class B-1 shares to Visa Class C shares during the second quarter of 2024 and a decrease in cash management service fees and an increase in the amortization of tax credit partnerships. Noninterest income (loss) for the General Banking Segment represented 16.4% of total revenue for 2025, a negative 11.7% for 2024 and 17.2% for 2023. Noninterest income (loss) for the General Banking Segment includes service charges on deposit accounts; wealth management; bank card and other fees; mortgage banking, net; other, net and securities gains (losses), net. For more information on these noninterest income (loss) items, please see the analysis included in the section captioned “Noninterest Income (Loss).”

Noninterest expense for the General Banking Segment increased $25.0 million, or 5.5%, during 2025, principally due to increases in salaries and employee benefits, data processing expenses related to software, outside services and fees, business process outsourcing expense, net occupancy-premise expenses, loan expenses and advertising expense, partially offset by a decrease in FDIC assessment expense. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During 2025, net income for the Wealth Management Segment increased $4.1 million, or 52.9%, principally due to increases in net interest income and noninterest income partially offset by an increase in noninterest expense. Net interest income for the Wealth Management Segment increased $3.8 million, or 63.4%, when 2025 is compared to 2024. The increase in net interest income for the Wealth Management Segment when 2025 is compared to 2024 was principally due to an increase in earnings credit on liabilities net of cost of funds on assets as well as an increase in interest on loans partially offset by an increase in interest on deposits generated by the Private Banking Group. The PCL for the Wealth Management Segment for 2025 totaled a negative $26 thousand compared to a PCL of $154 thousand during 2024 and a negative PCL of $2.1 million during 2023. Noninterest income for the Wealth Management Segment, which includes income related to investment management, trust and brokerage services, increased $3.1 million, or 8.4%, during 2025, principally due to increases in income from brokerage and trust management services. Noninterest expense increased $1.6 million, or 4.8%, when 2025 is compared to 2024, principally due to an increase in salaries and employee benefits, primarily related to broker commissions, other salaries expense, general merit increases and annual portfolio manager incentives partially offset by a decline in trust commissions.

At December 31, 2025 and 2024, Trustmark held assets under management and administration of $10.931 billion and $9.423 billion and brokerage assets of $2.582 billion and $2.638 billion, respectively.

Income Taxes

For the year ended December 31, 2025, Trustmark’s combined effective tax rate from continuing operations was 18.4% compared to a negative 32.7% in 2024 and 15.3% in 2023. The negative effective tax rate from continuing operations for the year ended December 31, 2024 was principally due to the significant non-routine transactions that occurred during the second quarter of 2024. Excluding the significant non-routine transactions, Trustmark’s combined effective tax rate from continuing operations for 2024 was 16.1%. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans and other earning assets. Average earning assets totaled $17.037 billion, or 92.1% of total average assets, at December 31, 2025, compared with $17.010 billion, or 91.7% of total average assets, at December 31, 2024, an increase of $26.2 million, or 0.2%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio at December 31, 2025 and 2024 was 4.3 and 4.8 years, respectively.

When compared with December 31, 2024, total investment securities increased by $56.4 million, or 1.9%, during 2025. This increase resulted primarily from purchases of available for sale securities and an increase in the fair market value of the available for sale securities, partially offset by calls, maturities and pay-downs of the loans underlying GSE guaranteed securities. Trustmark sold no securities during 2025, compared to $1.561 billion of available for sale securities sold during 2024, generating a loss of $182.8 million.

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

At December 31, 2025, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss) (AOCI) in the accompanying consolidated balance sheets totaled $36.3 million compared to $46.6 million at December 31, 2024.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At December 31, 2025, available for sale securities totaled $1.877 billion, which represented 60.9% of the securities portfolio, compared to $1.693 billion, or 55.9%, at December 31, 2024. At December 31, 2025, unrealized gains, net on available for sale securities totaled $34.4 million compared to unrealized losses, net of $27.0 million at December 31, 2024. At December 31, 2025, available for sale securities consisted of U.S. Treasury securities, direct obligations of government agencies and GSE guaranteed mortgage-related securities.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At December 31, 2025, held to maturity securities totaled $1.207 billion and represented 39.1% of the total securities portfolio, compared with $1.335 billion, or 44.1%, at December 31, 2024.

The following table details the weighted-average yield for each range of maturities of securities available for sale and held to maturity using the amortized cost at December 31, 2025 (tax equivalent basis):

	Maturing
	Within One Year	After One, But Within Five Years	After Five, But Within Ten Years	After Ten Years	Total
Securities Available for Sale
U.S. Treasury securities	4.64%	4.47%	4.22%	—	4.33%
U.S. Government agency obligations	—	—	4.07%	—	4.07%
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	0.87%	3.07%	—	4.30%	4.29%
Issued by FNMA and FHLMC	2.72%	1.68%	2.33%	4.55%	4.37%
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	4.79%	5.26%	5.34%	5.19%
Total securities available for sale	4.64%	4.54%	4.45%	4.54%	4.51%

Securities Held to Maturity
U.S. Treasury securities	—	1.04%	—	—	1.04%
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	—	—	4.40%	4.40%
Issued by FNMA and FHLMC	—	1.84%	1.59%	1.70%	1.70%
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	1.93%	1.94%	1.93%
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	0.11%	2.04%	2.41%	2.41%	2.09%
Total securities held to maturity	0.11%	1.98%	2.31%	1.81%	1.95%

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

At December 31, 2025, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$39,647	2.2%	$41,029	2.2%
Aa1 to Aa3	$1,802,797	97.8%	$1,835,801	97.8%
Total securities available for sale	$1,842,444	100.0%	$1,876,830	100.0%

Securities Held to Maturity
Aaa	$52,405	4.3%	$50,363	4.3%
Aa1 to Aa3	$1,155,049	95.7%	$1,130,206	95.7%
Total securities held to maturity	$1,207,454	100.0%	$1,180,569	100.0%

	December 31, 2024
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,719,537	100.0%	$1,692,534	100.0%
Total securities available for sale	$1,719,537	100.0%	$1,692,534	100.0%

Securities Held to Maturity
Aaa	$1,335,385	100.0%	$1,259,107	100.0%
Total securities held to maturity	$1,335,385	100.0%	$1,259,107	100.0%

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security. As noted in the tables above, a significant portion of Trustmark's investment portfolio moved from the Aaa credit rating to the Aa1 to Aa3 credit rating as of December 31, 2025. The change in the credit rating of Trustmark's investment portfolio was the result of Moody's downgrade of the United States' credit rating from Aaa to Aa1 during the second quarter of 2025. The downgrade was primarily due to concerns about the rising federal debt, increasing interest costs and a perceived weakening of the government's ability to respond to future economic shocks.

LHFS

At December 31, 2025, LHFS totaled $278.8 million, consisting of $142.5 million of residential real estate mortgage loans in the process of being sold to third parties and $136.3 million of GNMA optional repurchase loans. At December 31, 2024, LHFS totaled $200.3 million, consisting of $102.7 million of residential real estate mortgage loans in the process of being sold to third parties and $97.6 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2025 or 2024.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 4 – LHFI and ACL, LHFI of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

LHFI

The table below provides the carrying value of the LHFI portfolio by loan class for the years ended December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025		2024
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$549,353	4.0%	$587,244	4.5%
Other secured by 1-4 family residential properties	704,514	5.1%	650,550	5.0%
Secured by nonfarm, nonresidential properties	3,304,523	24.2%	3,533,282	27.0%
Other real estate secured	2,124,272	15.5%	1,633,830	12.5%
Other loans secured by real estate:
Other construction	595,238	4.4%	829,904	6.3%
Secured by 1-4 family residential properties	2,351,675	17.2%	2,298,993	17.6%
Commercial and industrial loans	1,999,464	14.6%	1,840,722	14.0%
Consumer loans	163,754	1.2%	156,569	1.2%
State and other political subdivision loans	1,061,584	7.8%	969,836	7.4%
Other commercial loans and leases	819,856	6.0%	589,012	4.5%
LHFI	$13,674,233	100.0%	$13,089,942	100.0%

LHFI at December 31, 2025 increased $584.3 million, or 4.5%, compared to December 31, 2024. The increase in LHFI during 2025 was primarily due to net growth in other commercial loans and leases, commercial and industrial LHFI, LHFI secured by real estate and state and other political subdivision LHFI.

LHFI secured by real estate (loans secured by real estate and other loans secured by real estate) increased $95.8 million, or 1.0%, during 2025, reflecting net growth in other real estate secured LHFI, other LHFI secured by 1-4 family residential properties and LHFI secured by 1-4 family residential properties, partially offset by net declines in other construction LHFI, LHFI secured by nonfarm, nonresidential properties (NFNR LHFI) and construction, land development and other land LHFI. Other real estate secured LHFI increased $490.4 million, or 30.0%, during 2025, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Alabama, Texas, Mississippi and Georgia market regions. Excluding other construction loan reclassifications, other real estate secured LHFI declined by $516.6 million, or 31.6%, during 2025, primarily due to declines in LHFI secured by multi-family residential properties in the Alabama and Texas market regions partially offset by growth in LHFI secured by multi-family residential properties in the Georgia and Mississippi market regions. Other LHFI secured by 1-4 family residential properties, which primarily consists of revolving home equity lines of credit, increased $54.0 million, or 8.3%, during 2025 reflecting growth in the Mississippi, Alabama, Florida, Tennessee and Texas market regions. LHFI secured by 1-4 family residential properties increased $52.7 million, or 2.3%, during 2025 primarily due to an increase in mortgage loan originations in the Mississippi market region. LHFI secured by 1-4 family residential properties are primarily included in the Mississippi market region because they are centrally analyzed and approved as part of a specific line of business located at Trustmark's headquarters in Jackson, Mississippi. Other construction loans decreased $234.7 million, or 28.3%, during 2025 primarily due to other construction loans moved to other loan categories upon the completion of the related construction project partially offset by new construction loans in the Alabama, Georgia, Mississippi, Texas and Florida market regions. During 2025, $1.165 billion loans were moved from other construction to other loan categories, including $1.007 billion to multi-family residential loans, $107.6 million to nonowner-occupied loans and $50.5 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans totaled $928.8 million during 2025. NFNR LHFI decreased $228.8 million, or 6.5%, during 2025, principally due to declines in nonowner-occupied loans in all six market regions as well as owner-occupied loans in the Alabama and Florida market region, partially offset by other construction loans that moved to NFNR LHFI in the Mississippi, Alabama, Georgia, Texas and Florida market regions as well as growth in owner-occupied loans in the Mississippi, Texas and Tennessee market regions. Excluding other construction loan reclassifications, the NFNR LHFI portfolio decreased $386.9 million, or 11.0%, during 2025. LHFI secured by construction, land development and other land decreased $37.9 million, or 6.5%, during 2025 principally due to declines in land development loans in Trustmark's Alabama and Texas market regions, unimproved land loans in the Texas, Mississippi, Florida and Tennessee market regions, and 1-4 family construction loans in the Mississippi and Texas market regions.

Other commercial loans and leases increased $230.8 million, or 39.2%, during 2025, principally due to increases in equipment finance leases in the Georgia market region and other commercial loans in the Mississippi, Georgia and Texas market regions, partially offset by declines in other commercial loans in the Alabama and Tennessee market regions. Trustmark's equipment finance leases are primarily reported in the Georgia market region because these leases are centrally analyzed and approved as part of the Equipment Finance line of business which is located in Atlanta, Georgia. Commercial and industrial LHFI increased $158.7 million, or 8.6%, during 2025, primarily due to growth in the Georgia, Alabama and Tennessee market regions, partially offset by a decline in the Mississippi market region. State and other political subdivision LHFI increased $91.7 million, or 9.5%, during 2025, reflecting growth in the Mississippi, Texas, Georgia and Tennessee market regions, partially offset by declines in the Alabama and Florida market regions. For additional information regarding the equipment finance leases, please see the sections captioned “Lessor Arrangements” included in Note 1 – Significant Accounting Policies and Note 9 – Leases of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties at December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Home equity loans	$72,895	$72,183
Home equity lines of credit	497,937	458,327
Percentage of loans and lines for which Trustmark holds first lien	44.5%	46.7%
Percentage of loans and lines for which Trustmark does not hold first lien	55.5%	53.3%

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

The following table presents the LHFI composition by region at December 31, 2025 and reflects a diversified mix of loans by region ($ in thousands):

	December 31, 2025
	Total	Alabama	Florida	Georgia	Mississippi	Tennessee	Texas
LHFI Composition by Region
Loans secured by real estate:
Construction, land development and other land	$549,353	$252,689	$25,280	$17,360	$120,572	$36,231	$97,221
Other secured by 1-4 family residential properties	704,514	167,686	66,790	—	338,997	88,620	42,421
Secured by nonfarm, nonresidential properties	3,304,523	800,973	179,726	58,886	1,527,022	127,681	610,235
Other real estate secured	2,124,272	861,247	1,621	222,998	613,766	7,231	417,409
Other loans secured by real estate:
Other construction	595,238	185,108	—	158,284	130,483	338	121,025
Secured by 1-4 family residential properties	2,351,675	—	—	—	2,349,721	1,954	—
Commercial and industrial loans	1,999,464	545,831	21,092	352,448	697,450	139,002	243,641
Consumer loans	163,754	20,999	7,248	—	95,871	13,412	26,224
State and other political subdivision loans	1,061,584	48,938	56,720	4,690	826,565	26,563	98,108
Other commercial loans and leases	819,856	22,596	4,334	440,254	244,990	50,819	56,863
LHFI	$13,674,233	$2,906,067	$362,811	$1,254,920	$6,945,437	$491,851	$1,713,147

Construction, Land Development and Other Land Loans by Region
Lots	$74,904	$33,841	$7,462	$—	$14,027	$2,437	$17,137
Development	84,030	37,633	264	—	18,518	11,600	16,015
Unimproved land	82,353	20,122	7,654	—	19,775	5,770	29,032
1-4 family construction	308,066	161,093	9,900	17,360	68,252	16,424	35,037
Construction, land development and other land loans	$549,353	$252,689	$25,280	$17,360	$120,572	$36,231	$97,221

Loans Secured by NFNR Properties by Region
Nonowner-occupied:
Retail	$243,503	$88,620	$12,965	$—	$58,166	$19,036	$64,716
Office	225,849	82,704	17,475	—	85,278	2,704	37,688
Hotel/motel	234,897	120,008	40,827	—	52,033	22,029	—
Mini-storage	176,575	46,991	1,325	40,886	86,352	569	452
Industrial and warehouses	508,016	88,654	17,670	18,000	246,846	2,442	134,404
Health care	122,128	97,895	655	—	21,249	311	2,018
Convenience stores	19,803	2,012	372	—	11,378	160	5,881
Nursing homes/senior living	233,004	13,948	—	—	142,465	3,452	73,139
Other	107,145	25,212	8,111	—	57,375	6,899	9,548
Total nonowner-occupied loans	1,870,920	566,044	99,400	58,886	761,142	57,602	327,846

Owner-occupied:
Office	149,500	46,947	29,863	—	37,653	10,382	24,655
Churches	47,039	9,824	3,661	—	25,619	2,676	5,259
Industrial and warehouses	239,567	16,480	7,044	—	70,279	10,079	135,685
Health care	118,783	4,732	14,528	—	90,210	2,114	7,199
Convenience stores	101,177	7,107	2,748	—	55,207	—	36,115
Retail	77,138	10,424	13,318	—	39,525	7,070	6,801
Restaurants	66,834	2,482	2,254	—	32,102	24,011	5,985
Auto dealerships	30,680	2,614	145	—	14,239	13,682	—
Nursing homes/senior living	482,783	118,407	—	—	338,597	—	25,779
Other	120,102	15,912	6,765	—	62,449	65	34,911
Total owner-occupied loans	1,433,603	234,929	80,326	—	765,880	70,079	282,389
Loans secured by NFNR properties	$3,304,523	$800,973	$179,726	$58,886	$1,527,022	$127,681	$610,235

Trustmark’s variable rate LHFI are based primarily on various prime and SOFR interest rate bases. The following table provides information regarding Trustmark’s LHFI maturities by loan class and interest rate terms at December 31, 2025 ($ in thousands):

	Maturing
		One Year	Five Years
	Within	Through	Through	After
	One Year	Five	Fifteen	Fifteen
	or Less	Years	Years	Years	Total
Loans secured by real estate:
Construction, land development and other land	$358,976	$161,873	$14,036	$14,468	$549,353
Other secured by 1-4 family residential properties	63,915	244,223	376,773	19,603	704,514
Secured by nonfarm, nonresidential properties	975,303	1,999,259	320,946	9,015	3,304,523
Other real estate secured	1,239,490	866,298	18,469	15	2,124,272
Other loans secured by real estate:
Other construction	91,417	482,505	19,477	1,839	595,238
Secured by 1-4 family residential properties	40,424	257,026	1,168,669	885,556	2,351,675
Commercial and industrial loans	261,842	1,532,136	205,486	—	1,999,464
Consumer loans	51,041	107,901	4,812	—	163,754
State and other political subdivision loans	148,924	455,261	433,921	23,478	1,061,584
Other commercial loans and leases	113,890	481,946	223,609	411	819,856
LHFI	$3,345,222	$6,588,428	$2,786,198	$954,385	$13,674,233

Loans with Fixed Interest Rates
Loans secured by real estate:
Construction, land development and other land	$48,895	$28,200	$13,441	$14,468	$105,004
Other secured by 1-4 family residential properties	37,428	120,726	46,326	861	205,341
Secured by nonfarm, nonresidential properties	348,131	803,252	72,103	2,758	1,226,244
Other real estate secured	130,339	63,979	7,564	15	201,897
Other loans secured by real estate:
Other construction	4,421	4,841	14,157	—	23,419
Secured by 1-4 family residential properties	2,461	37,313	189,769	877,613	1,107,156
Commercial and industrial loans	34,503	620,515	149,472	—	804,490
Consumer loans	32,392	100,900	4,812	—	138,104
State and other political subdivision loans	147,605	432,914	417,627	12,814	1,010,960
Other commercial loans and leases	54,951	244,051	222,738	115	521,855
LHFI	$841,126	$2,456,691	$1,138,009	$908,644	$5,344,470

Loans with Variable Interest Rates
Loans secured by real estate:
Construction, land development and other land	$310,081	$133,673	$595	$—	$444,349
Other secured by 1-4 family residential properties	26,487	123,497	330,447	18,742	499,173
Secured by nonfarm, nonresidential properties	627,172	1,196,007	248,843	6,257	2,078,279
Other real estate secured	1,109,151	802,319	10,905	—	1,922,375
Other loans secured by real estate:
Other construction	86,996	477,664	5,320	1,839	571,819
Secured by 1-4 family residential properties	37,963	219,713	978,900	7,943	1,244,519
Commercial and industrial loans	227,339	911,621	56,014	—	1,194,974
Consumer loans	18,649	7,001	—	—	25,650
State and other political subdivision loans	1,319	22,347	16,294	10,664	50,624
Other commercial loans and leases	58,939	237,895	871	296	298,001
LHFI	$2,504,096	$4,131,737	$1,648,189	$45,741	$8,329,763

ACL on LHFI and Off-Balance Sheet Credit Exposures

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

The nature and volume of the portfolio qualitative factor is utilized for a sub-pool of the secured by 1-4 family residential properties due to its significant size as well as the underlying nature being different. The nature and volume of the portfolio qualitative factor utilizes a WARM methodology that uses industry data for the assumptions to support the qualitative adjustment. The industry data is used to compile a PD based on credit score ranges along with using the industry data to compile an LGD. The sub-pools of credits are then aggregated into the appropriate credit score bands in which a weighted-average loss rate is calculated based on the PD and LGD for each credit score range. This weighted-average loss rate is then applied to the expected balance for the sub-segment of credits. This total is then used as the qualitative reserve adjustment. During the first quarter of 2025, Management elected to utilize Trustmark’s historical data to develop a PD based on the credit score ranges initially set up. Additionally, Management elected to use the same LGD value from the mortgage sale that occurred in the second quarter of 2024 along with the same weighted average life assumption utilized to determine the credit mark on this portfolio.

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

For a complete description of Trustmark’s ACL methodology and the quantitative and qualitative factors included in the calculation, please see Note 4 – LHFI and ACL, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

At December 31, 2025, the ACL, LHFI was $157.1 million, a decrease of $3.2 million, or 2.0%, when compared with December 31, 2024. The decrease in the ACL, LHFI during 2025 was principally due to a decrease in specific reserves for individually analyzed credits, positive credit migration and reserves released associated with the resolution of the External Factor – Credit Quality Review qualitative factor, partially offset by an increase in required reserves as a result of loan growth, changes in the macroeconomic forecast and updates to various qualitative reserve factors. Allocation of Trustmark’s ACL, LHFI represented 0.91% of commercial LHFI and 1.94% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.15% at December 31, 2025. This compares with an ACL to total LHFI of 1.22% at December 31, 2024, which was allocated to commercial LHFI at 1.10% and to consumer and home mortgage LHFI at 1.62%.

The table below illustrates the changes in Trustmark’s ACL on LHFI as well as Trustmark’s loan loss experience for the periods presented ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$160,270	$139,367	$120,214
LHFI charged off	(26,748)	(26,316)	(17,515)
LHFI charged off, sale of 1-4 family mortgage loans	—	(8,633)	—
Recoveries	9,238	9,932	9,306
Net (charge-offs) recoveries	(17,510)	(25,017)	(8,209)
PCL, LHFI	14,311	37,287	27,362
PCL, LHFI sale of 1-4 family mortgage loans	—	8,633	—
Balance at end of period	$157,071	$160,270	$139,367

The PCL, LHFI, excluding the PCL, LHFI 1-4 family mortgage loans, for 2025 totaled 0.11% of average loans (LHFS and LHFI), compared to 0.28% of average loans (LHFS and LHFI) in 2024 and 0.21% of average loans (LHFS and LHFI) in 2023. The PCL, LHFI, for 2025 primarily reflected an increase in required reserves as a result of loan growth, changes in the macroeconomic forecast and updates to various qualitative reserve factors, partially offset by a decrease in specific reserves for individually analyzed credits, positive credit migration and reserves released associated with the resolution of the External Factor – Credit Quality Review qualitative factor.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
Alabama	$(6,033)	$(6,988)	$(873)
Florida	340	884	130
Mississippi	(5,390)	(13,801)	(5,347)
Tennessee	(823)	(805)	1,644
Texas	(5,604)	(4,307)	(3,763)
Total net (charge-offs) recoveries	$(17,510)	$(25,017)	$(8,209)

Charge-offs exceeded recoveries for 2025, resulting in net charge-offs of $17.5 million, or 0.13% of average loans (LHFS and LHFI), compared to net charge-offs of $25.0 million, or 0.19% of average loans (LHFS and LHFI), in 2024, and net charge-offs of $8.2 million, or 0.06% of average loans (LHFS and LHFI), in 2023. Net charge-offs during 2024 included $8.6 million of charge-offs related to the sale of 1-4 family mortgage loans during the second quarter of 2024. Excluding the charge-offs related to the sale of 1-4 family mortgage loans, net charge-offs totaled $16.4 million, or 0.12% of average loans (LHFS and LHFI), in 2024. The increase in net charge-offs, excluding the charge-offs related to the sale of 1-4 family mortgage loans, when 2025 is compared to 2024, was principally due to the increases in charge-offs in the Mississippi and Texas market regions and decreases in recoveries in the Texas and Florida market regions, partially offset by a decline in charge-offs in the Alabama market region and an increase in recoveries in the Mississippi market region.

The following table presents selected credit ratios for the periods presented ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
ACL, LHFI to Total LHFI	1.15%	1.22%	1.08%
ACL, LHFI	$157,071	$160,270	$139,367
LHFI	13,674,233	13,089,942	12,950,524

Nonaccrual LHFI to Total LHFI	0.62%	0.61%	0.77%
Nonaccrual LHFI	$84,391	$80,109	$100,008
LHFI	13,674,233	13,089,942	12,950,524

ACL, LHFI to Nonaccrual LHFI	186.12%	200.06%	139.36%
ACL, LHFI	$157,071	$160,270	$139,367
Nonaccrual LHFI	84,391	80,109	100,008

Net (Charge-offs) Recoveries to Average LHFI
Construction, land development and other land loans	0.04%	0.16%	-0.02%
Net (charge-offs) recoveries	$225	$992	$(100)
Average LHFI	564,340	608,671	652,922
Other loans secured by 1-4 family residential properties	-0.09%	0.02%	0.02%
Net (charge-offs) recoveries	$(611)	$160	$119
Average LHFI	653,890	641,498	599,723
Loans secured by nonfarm, nonresidential properties	-0.06%	-0.07%	0.06%
Net (charge-offs) recoveries	$(1,867)	$(2,391)	$2,050
Average LHFI	3,380,819	3,563,373	3,455,308
Other loans secured by real estate	—	-0.01%	—
Net (charge-offs) recoveries	$74	$(88)	$28
Average LHFI	1,982,700	1,459,922	1,079,402
Other construction loans	0.01%	-0.19%	-0.35%
Net (charge-offs) recoveries	$35	$(1,793)	$(3,380)
Average LHFI	692,585	936,608	976,849
Loans secured by 1-4 family residential properties	-0.07%	-0.45%	-0.06%
Net (charge-offs) recoveries	$(1,600)	$(10,152)	$(1,419)
Average LHFI	2,363,216	2,261,353	2,250,931
Commercial and industrial loans	-0.61%	-0.44%	-0.06%
Net (charge-offs) recoveries	$(11,298)	$(8,085)	$(1,095)
Average LHFI	1,864,885	1,851,959	1,867,199
Consumer loans	-1.50%	-2.32%	-2.48%
Net (charge-offs) recoveries	$(2,361)	$(3,630)	$(4,098)
Average LHFI	157,283	156,252	165,241
State and other political subdivision loans	—	—	—
Net (charge-offs) recoveries	$—	$—	$—
Average LHFI	1,000,532	1,017,430	1,104,444
Other commercial loans and leases	-0.01%	-0.01%	-0.06%
Net (charge-offs) recoveries	$(107)	$(30)	$(314)
Average LHFI	739,694	599,995	486,518
Total LHFI	-0.13%	-0.19%	-0.06%
Net (charge-offs) recoveries	$(17,510)	$(25,017)	$(8,209)
Average LHFI	13,399,944	13,097,061	12,638,537

Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets. Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark. Trustmark calculates a loan pool level unfunded amount for the period. Trustmark calculates an expected funding rate each period which is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels. Additionally, a reserve rate is applied to the unfunded commitment balance, which includes both quantitative and a majority of the qualitative aspects of the current period's expected credit loss rate. During 2024, Management implemented a performance trends qualitative factor for unfunded commitments and an External Factor – Credit Quality Review qualitative factor for unfunded commitments. For both qualitative factors, the same assumptions are applied in the unfunded commitment calculation that are used in the funded balance calculation with the only difference being the unfunded commitment calculation includes the funding rates for the unfunded commitments. The reserves for these two qualitative factors are added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures. During the third quarter of 2025, Management determined that the risk related to delayed identification and downgrading of commercial loans had sufficiently diminished and, as a result, resolved the External Factor – Credit Quality Review qualitative factor and released the associated reserves. See the section captioned “ACL on Off-Balance Sheet Credit Exposures” in Note 16 – Commitments and Contingencies included in Part II. Item 8. – Financial Statements and Supplementary Data of this report for complete description of Trustmark’s ACL methodology on off-balance sheet credit exposures.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. At December 31, 2025, the ACL on off-balance sheet credit exposures totaled $28.0 million compared to $29.4 million at December 31, 2024, a decrease of $1.4 million, or 4.9%. The PCL, off-balance sheet credit exposures totaled a negative $1.4 million for 2025, compared to a negative PCL, off-balance sheet credit exposures of $4.7 million for 2024 and a negative PCL, off-balance sheet credit exposures of $2.8 million for 2023. The release in PCL, off-balance sheet credit exposures for 2025 primarily reflected a decrease in required reserves as a result of positive credit migration and reserves released associated with the resolution of the External Factor – Credit Quality Review qualitative factor, partially offset by an increase in required reserves as a result of changes in the total reserve rate.

Nonperforming Assets

The table below provides the components of the nonperforming assets by geographic market region at December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Nonaccrual LHFI
Alabama	$4,638	$18,601
Florida	442	305
Mississippi	73,045	42,203
Tennessee	2,396	2,431
Texas	3,870	16,569
Total nonaccrual LHFI	84,391	80,109
Other real estate
Alabama	409	170
Mississippi	5,621	2,407
Tennessee	927	1,079
Texas	—	2,261
Total other real estate	6,957	5,917
Total nonperforming assets	$91,348	$86,026

Nonperforming assets/total loans (LHFS and LHFI) and other real estate	0.65%	0.65%

Loans Past Due 90 Days or More
LHFI	$5,097	$4,092
LHFS - Guaranteed GNMA services loans (1)	$98,939	$71,255

(1)
No obligation to repurchase.

For additional information regarding the Trustmark’s serviced GNMA loans eligible for repurchase, please see the section captioned “Loans Held for Sale (LHFS)” included in Note 1 – Significant Accounting Policies of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Nonaccrual LHFI

At December 31, 2025, nonaccrual LHFI totaled $84.4 million, or 0.60% of total LHFS and LHFI, reflecting an increase of $4.3 million, or 5.3%, relative to December 31, 2024, primarily as a result of mortgage loans placed on nonaccrual in the Mississippi market region, largely offset by the resolution of three large nonaccrual commercial credits in the Alabama and Texas market regions which were reserved for in a prior period. Trustmark's mortgage loans are primarily included in the Mississippi market region because these loans are centrally analyzed and approved as part of the mortgage line of business, which is located in Jackson, Mississippi.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” in Note 4 – LHFI and ACL, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Other Real Estate

Other real estate at December 31, 2025 increased $1.0 million, or 17.6%, when compared with December 31, 2024, primarily reflecting property foreclosed in the Mississippi and Alabama market regions largely offset by foreclosed properties sold in the Mississippi, Texas and Alabama market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2025
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$5,917	$170	$—	$2,407	$1,079	$2,261
Additions	8,471	699	—	7,713	59	—
Disposals	(6,739)	(496)	—	(3,923)	(59)	(2,261)
Net (write-downs) recoveries	(692)	36	—	(576)	(152)	—
Balance at end of period	$6,957	$409	$—	$5,621	$927	$—

	Year Ended December 31, 2024
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$6,867	$1,397	$—	$1,242	$—	$4,228
Additions	6,782	92	—	5,716	974	—
Disposals	(6,084)	(1,475)	(71)	(4,452)	(86)	—
Net (write-downs) recoveries	(1,648)	156	—	(28)	191	(1,967)
Adjustments	—	—	71	(71)	—	—
Balance at end of period	$5,917	$170	$—	$2,407	$1,079	$2,261

	Year Ended December 31, 2023
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$1,986	$194	$—	$1,769	$23	$—
Additions	7,237	1,073	—	1,706	230	4,228
Disposals	(2,555)	(194)	—	(2,108)	(253)	—
Net (write-downs) recoveries	199	324	—	(125)	—	—
Balance at end of period	$6,867	$1,397	$—	$1,242	$—	$4,228

Net write-downs of other real estate decreased $956 thousand, or 58.0%, when 2025 is compared to 2024. The decrease in net write-downs of other real estate during 2025 was primarily due to a write-down on a large commercial foreclosed property in the Texas market region during 2024, partially offset by an increase in write-downs of other real estate in the Mississippi and Tennessee market regions and a decrease in recoveries of other real estate in the Alabama market region.

The following table illustrates other real estate by type of property at December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Construction, land development and other land properties	$63	$46
1-4 family residential properties	3,871	2,260
Nonfarm, nonresidential properties	1,273	3,611
Other real estate properties	1,750	—
Total other real estate	$6,957	$5,917

For additional information regarding other real estate, please see Note 8 – Other Real Estate included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist primarily of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, MMDA, CDs and individual retirement accounts. Total deposits were $15.500 billion at December 31, 2025 compared to $15.108 billion at December 31, 2024, an increase of $391.6 million, or 2.6%, reflecting an increase in interest-bearing deposits accounts and a decline in noninterest-bearing accounts. During 2025, noninterest-bearing deposits decreased $37.1 million, or 1.2%, primarily due to a decline in public demand deposit accounts partially offset by increases in commercial and personal demand deposit accounts. Interest-bearing deposits increased $428.7 million, or 3.6%, during 2025, primarily due to growth in all categories of CDs and MMDA as well as commercial interest checking accounts, partially offset by declines in public and consumer interest checking accounts.

At December 31, 2025, Trustmark's total uninsured deposits were $5.478 billion, or 35.3% of total deposits, compared to $5.359 billion, or 35.5% of total deposits, at December 31, 2024.

The maturities of time deposits that exceed the FDIC insurance limit of $250 thousand at December 31, 2025 are as follows ($ in thousands):

Three months or less	$332,632
Over three months through six months	444,845
Over six months through twelve months	267,916
Over twelve months	4,247
Total time deposits in excess of FDIC insurance limit	$1,049,640

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $445.0 million at December 31, 2025 compared to $324.0 million at December 31, 2024, an increase of $121.0 million, or 37.3%, principally due to an increase in upstream federal funds purchased. At December 31, 2025, none of this balance represented customer related transactions, such as commercial sweep repurchase balances, compared to $39.0 million at December 31, 2024. Trustmark discontinued the customer sweep product during the third quarter of 2025. Trustmark had $445.0 million of upstream federal funds purchased at December 31, 2025, compared to $285.0 million at December 31, 2024.

Other borrowings totaled $364.8 million at December 31, 2025, an increase of $63.2 million, or 21.0%, when compared with $301.5 million at December 31, 2024, principally due to increases in GNMA loans eligible for repurchase and outstanding short-term FHLB advances obtained from the FHLB of Dallas.

Subordinated Notes

During 2020, Trustmark issued and sold $125.0 million aggregate principal amount of its 3.625% Fixed-to-Floating Rate Subordinated Notes (the 2020 Notes) due December 1, 2030. The 2020 Notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At December 31, 2024, the carrying amount of the 2020 Notes was $123.7 million. The 2020 Notes qualified as Tier 2 capital for Trustmark.

During the fourth quarter of 2025, Trustmark issued and sold $175.0 million aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes (the 2025 Notes) due December 1, 2035. The 2025 Notes were sold at an underwriting discount of 1.1%, resulting in net proceeds to Trustmark of $173.1 million before deducting offering expenses. Trustmark used the net proceeds from the offering, after the payment of offering expenses, to repay the $125.0 million of aggregate principal amount of the 2020 Notes plus accrued interest and for general corporate purposes.

The 2025 Notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The 2025 Notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TB. The 2025 Notes qualify as Tier 2 capital for Trustmark. The 2025 Notes may be redeemed at Trustmark’s option under certain circumstances.

From and including the date of issuance to, but excluding, December 1, 2030 (unless redeemed prior to such date), the 2025 Notes bear interest at a rate of 6.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, commencing on June 1, 2026. From and including December 1, 2030 to, but excluding, the maturity date (unless redeemed prior to such date), the 2025 Notes will bear interest at a floating rate per year equal to the Three-Month Term Secured Overnight Financing Rate (SOFR), plus 260 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2031.

At December 31, 2025, the carrying amount of the 2025 Notes was $172.0 million.

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

At December 31, 2025, the fair value of the Continuing Plan’s assets totaled $1.6 million and was exceeded by the projected benefit obligation of $4.3 million by $2.7 million. Net periodic benefit cost equaled $100 thousand in 2025, compared to $177 thousand in 2024 and $262 thousand in 2023.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions. For 2025, 2024 and 2023, the process used to select the discount rate assumption under FASB ASC Topic 715, "Compensation-Retirement Benefits," takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow. Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations. Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes. The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is December 31. For the plan year ending December 31, 2025, Trustmark’s minimum required contribution to the Continuing Plan was $98 thousand; however, Trustmark contributed $109 thousand, $11 thousand in excess of the minimum required. For the plan year ending December 31, 2026, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $91 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2026 to determine any additional funding requirements by the plan’s measurement date.

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

At December 31, 2025, the accrued benefit obligation for the supplemental retirement plans equaled $37.1 million, while the net periodic benefit cost equaled $2.2 million in 2025, $2.4 million in 2024 and $2.5 million in 2023. The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plans’ measurement date. The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow. At December 31, 2025, unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

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

At December 31, 2025, Trustmark’s total shareholders’ equity was $2.122 billion, an increase of $159.4 million, or 8.1%, when compared to December 31, 2024. The increase in shareholders’ equity during 2025 was primarily as a result of net income of $224.1 million, a positive net change in the fair market value of available for sale securities, net of tax, of $46.0 million, a $14.1 million positive net change in the fair market value of cash flow hedges, net of tax, and a decrease in the unrealized net holding losses on securities transferred from available for sale to held to maturity, net of tax, of $10.3 million, partially offset by common stock repurchases of $80.0 million and common stock dividends of $58.5 million.

Regulatory Capital

Trustmark and TB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TB’s minimum risk-based capital requirements include a capital conservation buffer of 2.5%. AOCI is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TB and limit Trustmark’s and TB’s ability to pay dividends. At December 31, 2025, Trustmark and TB exceeded all applicable minimum capital standards. In addition, Trustmark and TB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2025. To be categorized in this manner, Trustmark and TB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since December 31, 2025, which Management believes have affected Trustmark’s or TB’s present classification.

In 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of the 2020 Notes. At December 31, 2024, the carrying amount of the 2020 Notes was $123.7 million. For regulatory capital purposes, the 2020 Notes qualified as Tier 2 capital for Trustmark at December 31, 2024.

During the fourth quarter of 2025, Trustmark further enhanced its capital structure with the issuance of $175.0 million of the 2025 Notes. The 2025 Notes mature on December 1, 2035 and are redeemable at Trustmark’s option under certain circumstances. Trustmark used the net proceeds from the offering, after the payment of offering expenses, to repay the $125.0 million of aggregate principal amount of the 2020 Notes plus accrued interest and for general corporate purposes. At December 31, 2025, the carrying amount of the 2025 Notes was $172.0 million. The 2025 Notes qualified as Tier 2 capital for Trustmark at December 31, 2025. Trustmark may utilize the full carrying value of the 2025 Notes as Tier 2 capital until December 1, 2030 (five years prior to maturity). Beginning December 1, 2030, the 2025 Notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at December 31, 2025 and 2024. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 17 – Shareholders’ Equity in Part II. Item 8. – Financial Statements and Supplementary Data of this report for an illustration of Trustmark’s and TB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2025 and 2024.

Dividends on Common Stock

Dividends per common share for the year ended December 31, 2025, were $0.96 compared to $0.92 for each of the years ended December 31, 2024 and 2023. Trustmark’s dividend payout ratio for 2025, 2024 and 2023 was 25.81%, 25.21%, and 33.95%, respectively. Since Trustmark is a holding company and does not conduct operations, its primary source of liquidity are dividends paid from TB and borrowings from outside sources. As a Mississippi state-chartered banking corporation, TB must obtain the approval of the MDBCF prior to declaring or paying a dividend on its common stock. Approval by TB's regulators is required if the total of all dividends declared by TB in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years. In 2026, TB will have available approximately $227.4 million plus its net income for that year to pay as dividends to Trustmark. The actual amount of any dividends declared in 2026 by Trustmark will be determined by Trustmark’s Board of Directors. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.25 per share payable of March 15, 2026, to shareholders of record on March 1, 2026. Trustmark's payment of the dividend will be funded fully by a dividend from TB to Trustmark, which the MDBCF approved on January 28, 2026.

Stock Repurchase Plan

From time to time, Trustmark’s Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow Trustmark to proactively manage its capital position and return excess capital to shareholders. Shares purchased also provide Trustmark with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the stock repurchase plan effective January 1, 2023 through December 31, 2023, Trustmark did not repurchase any of its outstanding common stock. Under the stock repurchase plan effective January 1, 2024 through December 31, 2024, Trustmark repurchased 203 thousand shares of its common stock valued at $7.5 million. Under the stock repurchase plan effective January 1, 2025 through December 31, 2025, Trustmark repurchased 2.2 million shares of its common stock valued at $80.0 million. On December 2, 2025, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2026, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2026. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased 163 thousand shares of its common stock valued at $6.5 million during January 2026.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled to $15.280 billion for 2025 and represented approximately 82.6% of average liabilities and shareholders’ equity, compared to average deposits of $15.366 billion, which represented 82.8% of average liabilities and shareholders’ equity for 2024.

Trustmark had $408.4 million held in an interest-bearing account at the FRBA at December 31, 2025, compared to $297.3 million at December 31, 2024.

Trustmark utilizes brokered deposits to supplement other wholesale funding sources. At December 31, 2025 and 2024, brokered sweep MMDA deposits totaled $9.6 million and $10.6 million, respectively. In addition, Trustmark had $299.9 million of brokered CDs at December 31, 2025 compared to $250.0 million at December 31, 2024.

At December 31, 2025, Trustmark had $445.0 million of upstream federal funds purchased compared to $285.0 million of upstream federal funds purchased at December 31, 2024. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $225.0 million of outstanding short-term advances and no long-term advances at December 31, 2025, compared to $200.0 million of outstanding short-term advances and no long-term advances at December 31, 2024. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.962 billion at December 31, 2025.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At December 31, 2025, Trustmark had approximately $1.371 billion available in unencumbered Treasury and agency securities compared to $1.107 billion at December 31, 2024.

Another borrowing source is the Discount Window. At December 31, 2025, Trustmark had approximately $7.771 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and consumer LHFI, compared with $1.187 billion at December 31, 2024.

During 2020, Trustmark issued and sold $125.0 million aggregate principal amount of the 2020 Notes. At December 31, 2024, the carrying amount of the 2020 Notes was $123.7 million. During the fourth quarter of 2025, Trustmark issued and sold $175.0 million aggregate principal amount of the 2025 Notes. Trustmark used the net proceeds from the offering, after the payment of offering expenses, to repay the existing $125.0 million of aggregate principal amount of the 2020 Notes plus accrued interest and for general corporate purposes. At December 31, 2025, the carrying amount of the 2025 Notes was $172.0 million. The 2025 Notes mature December 1, 2035 and are redeemable at Trustmark’s option under certain circumstances. The 2025 Notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The 2025 Notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At December 31, 2025, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of December 31, 2025, Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part II. Item 8. – Financial Statements and Supplementary Data of this report for the expected timing of such payments as of December 31, 2025. These include payments related to (i) short-term and long-term borrowings (Note 11 – Borrowings), (ii) operating and finance leases (Note 9 – Leases), (iii) time deposits with stated maturity dates (Note 10 – Deposits) and (iv) commitments to extend credit and standby letters of credit (Note 16 – Commitments and Contingencies).

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

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At December 31, 2025, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.630 billion compared to $1.500 billion at December 31, 2024.

Trustmark records any gains or losses on these cash flow hedges in AOCI. Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $526 thousand, $474 thousand and $57 thousand of amortization expense for the years ended December 31, 2025, 2024 and 2023, respectively. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. For the years ended December 31, 2025, 2024 and 2023, Trustmark reclassified a loss, net of tax, of $7.1 million, $13.6 million and $12.3 million, respectively, into interest and fees on LHFS and LHFI. During the next twelve months, Trustmark estimates that $704 thousand will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $74.5 million at December 31, 2025, with a positive valuation adjustment of $998 thousand, compared to $52.1 million, with a positive valuation adjustment of $229 thousand at December 31, 2024. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by changes in the fair value of LHFS. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $152.0 million at December 31, 2025, with a negative valuation adjustment of $287 thousand, compared to $110.0 million, with a positive valuation adjustment of $679 thousand at December 31, 2024.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $345.5 million at December 31, 2025 compared to $311.5 million at December 31, 2024. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income (loss) in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $2.6 million for the year ended December 31, 2025, compared to a net negative ineffectiveness of $9.2 million and $6.3 million for the years ended December 31, 2024 and 2023, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income (loss) in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivatives market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At December 31, 2025, Trustmark had interest rate swaps with an aggregate notional amount of $1.991 billion related to this program, compared to $1.819 billion at December 31, 2024.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At December 31, 2025, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $117 thousand compared to $568 thousand at December 31, 2024. At December 31, 2025 and 2024, Trustmark had posted collateral of $2.2 million and $1.5 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at December 31, 2025, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At December 31, 2025, Trustmark had entered into ten risk participation agreements as a beneficiary with and aggregate notional amount of $113.7 million compared to eleven risk participation agreements as a beneficiary with and aggregate notional amount of $83.9 million at December 31, 2024. At December 31, 2025, Trustmark had entered into twenty-seven risk participation agreements as a guarantor with an aggregate notional amount of $267.9 million, compared to twenty-eight risk participation agreements as a guarantor with an aggregate notional amount of $229.1 million at December 31, 2024. The aggregate fair values of these risk participation agreements were immaterial at December 31, 2025 and 2024.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at December 31, 2025 and 2024.

	Estimated % Change
	in Net Interest Income
Change in Interest Rates	2025	2024
+200 basis points	3.1%	0.8%
+100 basis points	1.5%	0.4%
-100 basis points	-2.1%	-1.2%
-200 basis points	-4.8%	-3.0%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at December 31, 2025 and 2024.

	Estimated % Change
	in Net Portfolio Value
Change in Interest Rates	2025	2024
+200 basis points	-0.3%	-1.3%
+100 basis points	0.1%	-0.4%

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

At December 31, 2025, the MSR fair value was $131.3 million, compared to $139.3 million at December 31, 2024. The impact on the MSR fair value of a 10% adverse change in prepayment speeds or a 100-basis point increase in discount rates at December 31, 2025 would be a decline in fair value of approximately $5.1 million and $5.2 million, respectively, compared to a decline in fair value of approximately $4.9 million and $5.6 million, respectively, at December 31, 2024. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Trustmark Corporation

Jackson, Mississippi

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses, LHFI Reasonable and Supportable Forecasts

As described in Note 1 - Significant Accounting Policies and Note 4 – LHFI and ACL, LFHI to the consolidated financial statements, the Company uses a third-party software application to calculate the quantitative portion of the allowance for credit losses, which employs a discounted cash flow (DCF) or weighted average remaining maturity (WARM) method by loan pool. A reasonable and supportable forecast is developed through a Loss Driver Analysis (LDA) by loan class. The LDA uses charge off data from Trustmark Bank’s Federal Financial Institutions Examination Council (FFIEC) reports to construct a periodic default rate (PDR). The PDR is decomposed into a probability of default (PD). Regressions are run using the data for various macroeconomic variables in order to determine which correlate to the Company’s losses. These variables are then incorporated into the application to calculate a quarterly PD using a third-party baseline forecast. Loss given default (LGD) is derived from a method that traces the relationship between LGD and PD over a period of time and projects LGD based on the PD forecast. This model approach is applicable to all pools within the construction, land development and other land, other secured by 1-4 family residential properties, secured by nonfarm, nonresidential properties and other real estate secured loan classes, as well as all other consumer and other loans pools. For commercial and industrial loan pools, the Company uses its own PD and LGD data. The Company utilizes a third-party bond default study to derive the PD and LGD for the obligations of state and political subdivisions pool.

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

Fort Lauderdale, Florida

February 23, 2026

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	December 31,
	2025	2024
Assets
Cash and due from banks	$668,007	$567,251
Securities available for sale, at fair value (amortized cost: $1,842,444-2025; $1,719,537-2024; allowance for credit losses (ACL): $0)	1,876,830	1,692,534
Securities held to maturity, net of ACL of $0 (fair value: $1,180,569-2025; $1,259,107-2024)	1,207,454	1,335,385
Loans held for sale (LHFS)	278,789	200,307
Loans held for investment (LHFI)	13,674,233	13,089,942
Less ACL, LHFI	157,071	160,270
Net LHFI	13,517,162	12,929,672
Premises and equipment, net	225,658	235,410
Mortgage servicing rights (MSR)	131,289	139,317
Goodwill	334,605	334,605
Other real estate, net	6,957	5,917
Operating lease right-of-use assets	32,152	34,668
Other assets (1)	646,308	677,356
Total Assets	$18,925,211	$18,152,422

Liabilities
Deposits:
Noninterest-bearing	$3,036,504	$3,073,565
Interest-bearing	12,463,280	12,034,610
Total deposits	15,499,784	15,108,175
Federal funds purchased and securities sold under repurchase agreements	445,000	324,008
Other borrowings	364,762	301,541
Subordinated notes	171,966	123,702
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	27,951	29,392
Operating lease liabilities	36,250	38,698
Other liabilities	195,965	202,723
Total Liabilities	16,803,534	16,190,095

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 59,012,423 shares - 2025; 61,008,023 shares - 2024	12,296	12,711
Capital surplus	81,951	157,899
Retained earnings	2,041,055	1,875,376
Accumulated other comprehensive income (loss), net of tax	(13,625)	(83,659)
Total Shareholders' Equity	2,121,677	1,962,327
Total Liabilities and Shareholders' Equity	$18,925,211	$18,152,422

(1) Trustmark reclassified its identifiable intangible assets, net to other assets for the prior period.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Interest Income
Interest and fees on LHFS & LHFI	$826,305	$844,738	$775,309
Interest on securities:
Taxable	105,537	85,921	66,100
Tax exempt	—	4	208
Other interest income	16,780	29,667	37,215
Total Interest Income	948,622	960,330	878,832
Interest Expense
Interest on deposits	274,656	329,381	245,951
Interest on federal funds purchased and securities sold under repurchase agreements	17,526	20,154	20,419
Other interest expense	20,302	26,374	59,584
Total Interest Expense	312,484	375,909	325,954
Net Interest Income	636,138	584,421	552,878
Provision for credit losses (PCL), LHFI	14,311	37,287	27,362
PCL, LHFI sale of 1-4 family mortgage loans	—	8,633	—
PCL, off-balance sheet credit exposures	(1,441)	(4,665)	(2,781)
Net Interest Income After PCL	623,268	543,166	528,297
Noninterest Income
Service charges on deposit accounts	43,656	44,382	43,416
Bank card and other fees	33,382	33,301	33,439
Mortgage banking, net	33,082	26,626	26,216
Wealth management	40,112	37,251	35,092
Other, net	13,408	17,813	10,231
Securities gains (losses), net	—	(182,792)	39
Total Noninterest Income (Loss)	163,640	(23,419)	148,433
Noninterest Expense
Salaries and employee benefits	283,377	266,239	268,270
Services and fees	109,391	101,590	107,805
Net occupancy - premises	30,501	29,128	28,507
Equipment expense	25,802	24,915	25,844
Litigation settlement expense	—	—	6,500
Other expense	63,159	63,818	58,770
Total Noninterest Expense	512,230	485,690	495,696
Income from continuing operations before income taxes	274,678	34,057	181,034
Income taxes from continuing operations	50,543	(11,153)	27,744
Income From Continuing Operations	224,135	45,210	153,290
Income from discontinued operations before income taxes	—	237,152	16,302
Income taxes from discontinued operations	—	59,353	4,103
Income From Discontinued Operations	—	177,799	12,199
Net Income	$224,135	$223,009	$165,489

Earnings Per Share (EPS)
Basic EPS from continuing operations	$3.72	$0.74	$2.51
Basic EPS from discontinued operations	—	2.91	0.20
Basic EPS (1)	3.72	3.65	2.71

Diluted EPS from continuing operations	$3.70	$0.74	$2.50
Diluted EPS from discontinued operations	—	2.90	0.20
Diluted EPS (1)	3.70	3.63	2.70
(1)
Due to rounding, earnings (loss) per share from continuing operations and discontinued operations may not sum to earnings per share from net income.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income per consolidated statements of income	$224,135	$223,009	$165,489
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	46,043	(10,249)	38,133
Reclassification adjustment for net (gains) losses realized in net income	—	137,094	(29)
Change in net unrealized holding loss on securities transferred to held to maturity	10,324	10,940	11,668
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(495)	1,095	(518)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	11	83	83
Recognized net (gain) loss due to lump sum settlements	(59)	(10)	19
Change in net actuarial loss	95	186	133
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	6,974	(16,674)	(6,098)
Reclassification adjustment for (gain) loss realized in net income	7,141	13,599	12,289
Other comprehensive income (loss), net of tax	70,034	136,064	55,680
Comprehensive income (loss)	$294,169	$359,073	$221,169

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2023	60,977,686	$12,705	$154,645	$1,600,321	$(275,403)	$1,492,268
Net income per consolidated statements of income	—	—	—	165,489	—	165,489
Other comprehensive income (loss), net of tax	—	—	—	—	55,680	55,680
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(56,653)	—	(56,653)
Shares withheld to pay taxes, long-term incentive plan	93,487	20	(1,112)	—	—	(1,092)
Compensation expense, long-term incentive plan	—	—	6,155	—	—	6,155
Balance, December 31, 2023	61,071,173	12,725	159,688	1,709,157	(219,723)	1,661,847
Net income per consolidated statements of income	—	—	—	223,009	—	223,009
Other comprehensive income (loss), net of tax	—	—	—	—	136,064	136,064
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(56,790)	—	(56,790)
Shares withheld to pay taxes, long-term incentive plan	140,003	29	(1,548)	—	—	(1,519)
Repurchase and retirement of common stock	(203,153)	(43)	(7,456)	—	—	(7,499)
Compensation expense, long-term incentive plan	—	—	7,215	—	—	7,215
Balance, December 31, 2024	61,008,023	12,711	157,899	1,875,376	(83,659)	1,962,327
Net income per consolidated statements of income	—	—	—	224,135	—	224,135
Other comprehensive income (loss), net of tax	—	—	—	—	70,034	70,034
Cash dividends paid on common stock ($0.96 per share)	—	—	—	(58,456)	—	(58,456)
Shares withheld to pay taxes, long-term incentive plan	162,745	35	(2,575)	—	—	(2,540)
Repurchase and retirement of common stock	(2,158,345)	(450)	(79,586)	—	—	(80,036)
Compensation expense, long-term incentive plan	—	—	6,213	—	—	6,213
Balance, December 31, 2025	59,012,423	$12,296	$81,951	$2,041,055	$(13,625)	$2,121,677

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2025	2024	2023
Operating Activities
Net income per consolidated statements of income	$224,135	$223,009	$165,489
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	12,870	41,255	24,581
Depreciation and amortization	39,997	38,067	35,756
Net (accretion) amortization of securities	(24,578)	(10,571)	6,140
Securities (gains) losses, net	—	182,792	(39)
Gains on sales of loans, net	(19,988)	(19,279)	(13,599)
Gain on disposition of business	—	(228,272)	—
Compensation expense, long-term incentive plan	6,213	7,215	6,155
Deferred income tax provision	23,000	23,800	(4,800)
Proceeds from sales of LHFS	1,176,762	1,161,563	1,149,609
Purchases and originations of LHFS	(1,197,318)	(1,137,962)	(1,177,563)
Originations of MSR	(15,052)	(13,291)	(13,712)
Earnings on bank-owned life insurance	(7,658)	(4,078)	(5,244)
Net change in other assets	233	(6,225)	(11,454)
Net change in other liabilities	15,437	(108,545)	34,376
Other operating activities, net	9,849	(32,549)	1,192
Net cash from operating activities	243,902	116,929	196,887

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	141,770	116,186	103,051
Proceeds from maturities, prepayments and calls of securities available for sale	219,282	243,981	301,344
Proceeds from sales of securities available for sale	—	1,378,272	4,796
Purchases of securities held to maturity	—	(10,644)	(19,491)
Purchases of securities available for sale	(317,685)	(1,555,065)	—
Net proceeds from bank-owned life insurance	2,556	(46)	(46)
Net change in federal funds sold and securities purchased under reverse repurchase agreements	—	—	4,000
Net change in member bank stock	2,884	9,496	17,830
Net change in LHFI	(609,536)	(220,974)	(761,931)
Proceeds from sales of 1-4 family mortgage loans	—	43,935	—
Purchases of premises and equipment	(11,949)	(23,493)	(40,082)
Proceeds from sales of premises and equipment	4,185	2,219	1,863
Proceeds from sales of other real estate	4,979	4,980	2,410
Purchases of software	(8,262)	(5,092)	(8,575)
Investments in tax credit and other partnerships	(14,423)	(20,706)	(16,343)
Proceeds from disposition of business, net	—	321,345	—
Other, net	—	200	—
Net cash from investing activities	(586,199)	284,594	(411,174)

Financing Activities
Net change in deposits	391,609	(461,588)	1,132,115
Net change in federal funds purchased and securities sold under repurchase agreements	120,992	(81,737)	(43,586)
Net change in other borrowings	25,000	(200,058)	(575,020)
Payments under finance lease obligations	(452)	(424)	(721)
Net proceeds from subordinated notes	171,936	—	—
Payment of subordinated notes	(125,000)	—	—
Common stock dividends	(58,456)	(56,790)	(56,653)
Repurchase and retirement of common stock	(80,036)	(7,499)	—
Shares withheld to pay taxes, long-term incentive plan	(2,540)	(1,519)	(1,092)
Net cash from financing activities	443,053	(809,615)	455,043

Net change in cash and cash equivalents	100,756	(408,092)	240,756
Cash and cash equivalents at beginning of year	567,251	975,343	734,587
Cash and cash equivalents at end of year	$668,007	$567,251	$975,343

See notes to consolidated financial statements.

Note 1 – Significant Accounting Policies

Business

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through offices in Alabama, Florida, Georgia, Mississippi, Tennessee and Texas. As previously disclosed, on August 4, 2025, Trustmark’s principal subsidiary, Trustmark National Bank, converted from a national banking association to a Mississippi-chartered banking corporation and changed its name to Trustmark Bank (TB). TB is a member bank of the Federal Reserve System and is supervised by the Federal Reserve Bank of Atlanta (FRBA) and the Mississippi Department of Banking and Consumer Finance (MDBCF).

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting periods and the related disclosures. Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2026 actual conditions could vary from those anticipated, which could affect Trustmark’s financial condition and results of operations. Actual results could differ from those estimates.

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

ACL on Securities

Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 326, "Financial Instruments-Credit Losses," requires a current expected credit losses methodology for estimating allowances for credit losses and applies to all financial instruments carried at amortized cost, including securities held to maturity, and makes targeted improvements to the accounting for credit losses on securities available for sale.

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

LHFS

Trustmark's LHFS portfolio consists of mortgage loans purchased from wholesale customers or originated in Trustmark’s General Banking Segment. Trustmark has elected to account for its LHFS under the fair value option permitted by FASB ASC Subtopic 825-10, “Financial Instruments-Overall,” with interest income on the LHFS reported in interest and fees on LHFS and LHFI. Trustmark reports unrealized gains and losses resulting from changes in the fair value of the LHFS accounted for under the fair value option as noninterest income in mortgage banking, net. LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in the fair value reported as noninterest income in mortgage banking, net. Changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for its LHFS at the lower of cost or fair value and the derivative instruments at fair value. Realized gains and losses upon ultimate sale of the loans are reported as noninterest income in mortgage banking, net.

Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as LHFS, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as LHFS with the offsetting liability being reported as short-term borrowings. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Subtopic 825-10 to be accounted for under the fair value option.

Trustmark defers the upfront loan fees and costs related to the LHFS. In general, the LHFS are only retained on Trustmark’s consolidated balance sheets for 30 to 45 days before they are pooled and sold in the secondary market. The difference between deferring these loan fees and costs until the loans are sold and recognizing them in earnings as incurred as required by FASB ASC Subtopic 825-10 is considered immaterial. Deferred loan fees and costs are reflected in the basis of the LHFS and, as such, impact the resulting gain or loss when the loans are sold.

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

ACL on LHFI and Off-Balance Sheet Credit Exposures

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

Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark. Trustmark calculates a loan pool level unfunded amount for the period. Trustmark views the loan pools as either closed-ended or open-ended. Closed-ended loan pools are those that typically fund up to 100% such as other construction and nonowner-occupied. Open-ended loan pools are those that behave similar to a revolver such as the commercial and industrial, letters of credit and home equity line of credit loan pools. In addition to the unfunded balances, Trustmark uses a funding rate for loan pools that are considered open-ended. Trustmark calculates the funding rate of the open-ended loan pools each period. In order to mitigate volatility and incorporate historical experience in the funding rate, Trustmark uses a twelve-quarter moving average. For the closed-ended loan pools, Trustmark takes a conservative approach and uses a 100% funding rate. The expected funding rate is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based on balances expected to be funded based upon historical levels. In addition to the funding rate being applied to the unfunded commitment balance, a reserve rate is applied, which includes both quantitative and a majority of the qualitative aspects of the current period's expected credit loss rate. During 2024, Management implemented a performance trends qualitative factor for unfunded commitments and an External Factor – Credit Quality Review qualitative factor for unfunded commitments. For both qualitative factors, the same assumptions are applied in the unfunded commitment calculation that are used in the funded balance calculation with the only difference being the unfunded commitment calculation includes the funding rates for the unfunded commitments. The reserves for these two qualitative factors are added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures. During the third quarter of 2025, Management determined that the risk related to delayed identification and downgrading of commercial loans had sufficiently diminished and, as a result, resolved the External Factor – Credit Quality Review qualitative factor and released the associated reserves. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures.

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

As lessor, the sum of all minimum lease payments over the lease term and the estimated residual value, less unearned interest income, is recorded as the net investment in the lease on the commencement date and is included in LHFI on the consolidated balance sheets. Trustmark has made an accounting policy election to exclude from consideration in the contract and from variable payments not included in the consideration in the contract the taxes assessed and collected from the lessee in accordance with FASB ASC Subtopic 842-10-15-39A. Interest income is accrued as earned over the term of the lease based on the net investment in the leases and is recognized in interest and fees on LHFS and LHFI on the consolidated statements of income. Certain fees or costs associated with lease originations are deferred and accreted or amortized to interest income over the life of the lease using the effective interest method.

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

Trustmark’s finance leases consist of building leases. Trustmark recognizes interest expense based on the discount rate of the lease as interest expense in other interest expense and recognizes depreciation expense on a straight-line basis over the lease term as noninterest expense in net occupancy – premises for building leases and in equipment expense for equipment leases. Trustmark amortizes the right-of-use asset over the life of the lease term on a straight-line basis. Trustmark’s lease liabilities are measured as the present value of the remaining lease payments throughout the lease term. Trustmark records its finance lease right-of-use assets in premises and equipment, net and its finance lease liabilities in other borrowings.

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

Trustmark made an accounting policy election to not recognize short-term leases (12 months or less) on the consolidated balance sheets. Trustmark’s short-term leases primarily include automated teller machines. For short-term leases, Trustmark recognizes lease expense on a straight-line basis over the lease term.

Federal Home Loan Bank (FHLB) and FRBA Stock

Trustmark accounts for its investments in FHLB and FRBA stock in accordance with FASB ASC Subtopic 942-325, “Financial Services-Depository and Lending-Investments-Other.” FHLB and FRBA stock are equity securities that do not have a readily determinable fair value because its ownership is restricted and it lacks a market. FHLB and FRBA stock are carried at cost and evaluated for impairment. Trustmark’s investment in member bank stock is included in other assets in the accompanying consolidated balance sheets. At December

31, 2025 and 2024, Trustmark’s investment in member bank stock totaled $42.0 million and $44.9 million, respectively. The carrying value of Trustmark’s member bank stock gave rise to no other-than-temporary impairment for the years ended December 31, 2025, 2024 and 2023.

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

As both a debit and credit card issuer, Trustmark receives an interchange fee for every card transaction completed by its customers with a merchant. Trustmark receives two types of interchange fees: point-of-sale transactions in which the customer must enter the PIN associated with the card to complete the transaction (a debit card transaction), and signature transactions in which the signature (physical or electronic) of the customer is required to complete the transaction or the transaction is completed using Near Field Communication (NFC) or EMV chip technology (a credit card transaction).

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

Other Real Estate

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other expense. Other real estate sales for the year ended December 31, 2025 resulted in a net loss of $1.8 million compared to a net loss of $1.1 million for the year ended December 31, 2024 and a net loss of $145 thousand for the year ended December 31, 2023.

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

Derivative Financial Instruments

Trustmark maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Trustmark’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Under the guidelines of FASB ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are required to be recognized as either assets or liabilities and carried at fair value on the consolidated balance sheets. The fair value of derivative positions outstanding is included in other assets and/or other liabilities in the accompanying consolidated balance sheets and in the net change in these financial statement line items in the accompanying consolidated statements of cash flows as well as included in noninterest income in the accompanying consolidated statements of income and other comprehensive income (loss), net of tax in the accompanying consolidated statements of comprehensive income. Trustmark’s interest rate derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.

Derivatives Designated as Hedging Instruments

FASB ASC Topic 815 provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

When entering into a hedge transaction, Trustmark formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for undertaking the hedge transaction, which includes designating the derivative instrument as a fair value or cash flow hedge to a specific asset or liability on the consolidated balance sheets or to specific forecasted transactions and the risk being hedged, along with a formal assessment at the inception of the hedge as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. Trustmark continues to assess hedge effectiveness on an ongoing basis using either a qualitative or a quantitative assessment (regression analysis).

As required by FASB ASC Topic 815, Trustmark records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Trustmark has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. For cash flow hedges, changes in the fair value of the derivative instrument are recorded in accumulated other comprehensive income (loss) and subsequently reclassified to net income in the same period that the hedged transaction impacts net income. Upon discontinuation of hedge accounting for cash flow hedges, any amounts in accumulated other comprehensive income (loss) related to that relationship affects earnings at the same time and in the same manner in which the hedged transaction affects earnings. If it becomes probable that the forecasted transaction will not occur, any related amounts in accumulated other comprehensive income (loss) are reclassified to earnings immediately.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
Income taxes paid	$52,165	$21,472	$38,803
Interest paid on deposits and borrowings	314,753	385,779	306,568
Noncash transfers from loans to other real estate	8,471	6,782	7,237
Investment in tax credit partnership not funded	—	4,839	3,202
Operating right-of-use assets resulting from lease liabilities	1,745	1,831	7,303

Per Share Data

Trustmark accounts for per share data in accordance with FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Trustmark has determined that its outstanding unvested stock awards are not participating securities and as a result are not included in the computation of basic EPS. Based on this determination, no change has been made to Trustmark’s current computation for basic and diluted EPS.

Basic EPS is computed by dividing net income by the weighted-average shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Basic shares	60,310	61,158	61,054
Dilutive shares	232	226	177
Diluted shares	60,542	61,384	61,231

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Weighted-average antidilutive stock awards	—	2	23

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in GAAP, and requires certain disclosures about fair value measurements. The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. Depending on the nature of the asset or liability, Trustmark uses various valuation techniques and assumptions when estimating fair value. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Issued in December 2023, ASU 2023-09 is intended to improve the disclosures for income taxes to address requests from investors, lenders, creditors and other allocators of capital (collectively, "investors") that use the financial statements to make capital allocation decisions. During the FASB's 2021 agenda consultation process and other stakeholder outreach, investors highlighted that the current system of income tax disclosures does not provide enough information to understand the tax provision for an entity that operates in multiple jurisdictions. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid in the statement of cash flows, to evaluate income tax risks and opportunities. The amendments in ASU 2023-09 require consistent categories and greater disaggregation of information in the rate reconciliation disclosure as well as disclosure of income taxes paid disaggregated by jurisdiction. Trustmark adopted the amendments of ASU 2023-09 on a prospective basis effective January 1, 2025, and the newly required disclosures are included in Note 13 – Income Taxes of this report. Adoption of ASU 2023-09 did not have a material impact to Trustmark’s consolidated financial statements or results of operations.

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

ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” Issued in November 2025, ASU 2025-08 expands the gross-up approach for accounting for credit losses on acquired financial assets, addressing complexity and comparability issues caused by previous distinctions between purchased financial assets with credit deterioration (PCD assets) and non-PCD assets. ASU 2025-08 requires loans (excluding credit cards) acquired without significant credit deterioration and deemed "seasoned" to be accounted for using the gross-up approach. For these purchased seasoned loans (loans, excluding credit cards, debt securities and trade receivables, acquired through a business combination accounted for using the acquisition method or other loans acquired through transfers not accounted for as business combinations purchased at least 90 days after origination and not originated by the acquirer), the initial ACL is added to the purchase price to determine the amortized cost basis. Entities can elect to measure this ACL using the amortized cost basis if not employing a discounted cash flow method, with elections being irrevocable. ASU 2025-08 clarifies that purchased seasoned loans are subject to the same accrual policies as originated assets and are not subject to the guidance that permits interest income accrual on PCD assets when there is a reasonable expectation for amounts to be collected or recovery limitations. ASU 2025-08 also amends disclosure requirements for the rollforward of the ACL to present the initial allowance recognized on such loans separately. ASU 2025-08 is effective for annual periods after December 15, 2026, and for interim reporting periods within those annual reporting periods, with early adoption allowed and prospective application required. Trustmark intends to adopt the amendments of ASU 2025-08 on January 1, 2027; however, as the amendments of this ASU must be applied on a prospective basis, adoption of this ASU will have no impact to Trustmark's consolidated financial statements or results of operations until an acquisition occurs.

ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” Issued in November 2025, ASU 2025-09 updates hedge accounting guidance to address global reference rate reform and better align hedge accounting with entities' risk management practices. Key changes include broadening eligible hedged risks for cash flow hedges via a "similar risk exposure" test, introducing an optional operable model for hedge accounting on choose-your-rate debt instruments, permitting hedge accounting for forecasted spot and forward transactions in nonfinancial assets if price components are clearly related and removing the net written option test for certain derivatives. The amendments of ASU 2025-09 also resolve recognition mismatches in dual hedge strategies involving foreign-currency-denominated debt. The amendments of ASU 2025-09 are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods, and should be applied on a prospective basis for all hedging relationships. Early adoption is permitted. Entities may also modify certain critical terms of existing hedging relationships without de-designating the hedge upon adoption. Trustmark intends to adopt the amendments of ASU 2025-09 effective January 1, 2027. Trustmark is currently evaluating the impact the amendments of ASU 2025-09 will have in regard to its derivative and hedging instruments; however, adoption of ASU 2025-09 is not expected to have a material impact to Trustmark’s consolidated financial statements or results of operations.

Note 2 - Discontinued Operations

On May 31, 2024, TB completed the sale of its wholly owned subsidiary, Fisher Brown Bottrell Insurance, Inc. (FBBI), to Marsh & McLennan Agency LLC for $336.9 million in cash. The transaction resulted in a pre-tax net gain of $228.3 million. The gain, along with FBBI's historical financial results for the periods prior to the sale, is reflected in Trustmark's consolidated financial statements as discontinued operations. FBBI's operating results prior to the sale have been presented as "Income from Discontinued Operations" within the accompanying consolidated statements of income for the years ended December 31, 2024 and 2023. Cash flows from both continuing and discontinued operations are included in the accompanying consolidated statements of cash flows for the years ended December 31, 2024 and 2023.

The following table summarizes financial information related to FBBI which has been segregated from continuing operations and reported as discontinued operations for the periods presented ($ in thousands):

	Years Ended December 31,
	2024	2023
Noninterest income:
Insurance commissions	$27,728	$57,569
Gain on sale of discontinued operations, net	228,272	—
Other, net	527	956
Total noninterest income	256,527	58,525
Noninterest expense:
Salaries and employee benefits	16,263	36,395
Services and fees	704	1,673
Net occupancy - premises	269	975
Equipment expense	93	298
Other expense	2,046	2,882
Total noninterest expense	19,375	42,223
Income from discontinued operations before income taxes	237,152	16,302
Income taxes from discontinued operations	59,353	4,103
Income from discontinued operations	$177,799	$12,199

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2025 and 2024 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$205,282	$3,666	$—	$208,948	$30,615	$185	$—	$30,800
U.S. Government agency obligations	70,924	609	(684)	70,849	—	—	—	—
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	40,425	106	(1,996)	38,535	13,154	22	(393)	12,783
Issued by FNMA and FHLMC	1,165,292	33,836	(11,369)	1,187,759	372,311	2,070	(7,812)	366,569
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	96,667	—	(4,233)	92,434
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	360,521	10,698	(480)	370,739	694,707	73	(16,797)	677,983
Total	$1,842,444	$48,915	$(14,529)	$1,876,830	$1,207,454	$2,350	$(29,235)	$1,180,569

December 31, 2024
U.S. Treasury securities	$203,524	$548	$(1,403)	$202,669	$29,842	$1	$(522)	$29,321
U.S. Government agency obligations	41,194	—	(2,387)	38,807	—	—	—	—
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	31,365	3	(2,957)	28,411	16,218	—	(844)	15,374
Issued by FNMA and FHLMC	1,091,122	1,610	(22,194)	1,070,538	423,372	94	(23,853)	399,613
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	123,685	—	(8,004)	115,681
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	352,332	827	(1,050)	352,109	742,268	3	(43,153)	699,118
Total	$1,719,537	$2,988	$(29,991)	$1,692,534	$1,335,385	$98	$(76,376)	$1,259,107

During 2022, Trustmark reclassified a total of $766.0 million of securities available for sale to securities held to maturity. On the date of these transfers, the net unrealized holding loss on the available for sale securities totaled approximately $91.9 million ($68.9 million, net of tax).

The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of these transfers. At December 31, 2025, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets totaled $36.3 million compared to $46.6 million at December 31, 2024.

ACL on Securities

Securities Available for Sale

Quarterly, Trustmark evaluates if any security has a fair value less than its amortized cost. Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, Trustmark performs further analysis. If Trustmark determines that a credit loss exists, the credit portion of the allowance is measured using a discounted cash flow (DCF) analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss recorded by Trustmark is limited to the amount by which the amortized cost exceeds the fair value. The DCF analysis utilizes contractual maturities, as well as third-party credit ratings and cumulative default rates published annually by Moody's Investor Service (Moody’s).

At both December 31, 2025 and 2024, the results of the loss analysis performed did not identify any securities that warranted DCF analysis and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At December 31, 2025 and 2024, accrued interest receivable totaled $5.9 million and $5.0 million, respectively, for securities available for sale and was reported in other assets on the accompanying consolidated balance sheets.

Securities Held to Maturity

At both December 31, 2025 and 2024, Trustmark identified no securities held to maturity with the potential for credit loss exposure. After applying appropriate probability of default (PD) and loss given default (LGD) assumptions, the total amount of current expected credit losses was zero at both December 31, 2025 and 2024. Therefore, no reserve was recorded at either December 31, 2025 or December 31, 2024.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At December 31, 2025 and 2024, accrued interest receivable totaled $2.1 million and $2.4 million, respectively, for securities held to maturity and was reported in other assets on the accompanying consolidated balance sheets.

At both December 31, 2025 and 2024, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at December 31, 2025 and 2024.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Aaa	$52,405	$1,335,385
Aa1 to Aa3	1,155,049	—
Total	$1,207,454	$1,335,385

During 2025, a significant portion of Trustmark's investment portfolio moved from the Aaa credit rating to the Aa1 to Aa3 credit rating. The change in the credit rating of Trustmark's investment portfolio was the result of Moody's downgrade of the United States' credit rating from Aaa to Aa1 during the second quarter of 2025. The downgrade was primarily due to concerns about the rising federal debt, increasing interest costs and a perceived weakening of the government's ability to respond to future economic shocks.

The tables below include securities with gross unrealized losses for which an ACL has not been recorded and segregated by length of impairment at December 31, 2025 and 2024 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2025	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$3,905	$(14)	$40,952	$(670)	$44,857	$(684)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	5,925	(18)	26,946	(2,371)	32,871	(2,389)
Issued by FNMA and FHLMC	91,230	(234)	205,163	(18,947)	296,393	(19,181)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	92,434	(4,233)	92,434	(4,233)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	739,436	(17,277)	739,436	(17,277)
Total	$101,060	$(266)	$1,104,931	$(43,498)	$1,205,991	$(43,764)

December 31, 2024
U.S. Treasury securities	$123,277	$(1,925)	$—	$—	$123,277	$(1,925)
U.S. Government agency obligations	38,807	(2,387)	—	—	38,807	(2,387)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	15,802	(293)	27,803	(3,508)	43,605	(3,801)
Issued by FNMA and FHLMC	981,747	(13,848)	237,487	(32,199)	1,219,234	(46,047)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	115,681	(8,004)	115,681	(8,004)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	164,971	(536)	767,566	(43,667)	932,537	(44,203)
Total	$1,324,604	$(18,989)	$1,148,537	$(87,378)	$2,473,141	$(106,367)

The unrealized losses shown above were due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Securities Gains and Losses

Realized gains and losses are determined using the specific identification method and are included in noninterest income (loss) as securities gains (losses), net. For the periods presented, gross realized gains or losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows ($ in thousands):

	Years Ended December 31,
Available for Sale	2025	2024	2023
Proceeds from calls and sales of securities	$—	$1,378,272	$4,796
Gross realized gains	—	—	47
Gross realized losses	—	(182,792)	(8)

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

Securities Pledged

Securities with a carrying value of $1.709 billion and $1.910 billion at December 31, 2025 and 2024, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both December 31, 2025 and 2024, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2025, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$34,943	$35,204	$—	$—
Due after one year through five years	27,717	28,119	30,615	30,800
Due after five years through ten years	213,546	216,474	—	—
	276,206	279,797	30,615	30,800
Mortgage-backed securities	1,566,238	1,597,033	1,176,839	1,149,769
Total	$1,842,444	$1,876,830	$1,207,454	$1,180,569

Note 4 – LHFI and ACL, LHFI

At December 31, 2025 and 2024, LHFI consisted of the following ($ in thousands):

	December 31,
	2025	2024
Loans secured by real estate:
Construction, land development and other land	$549,353	$587,244
Other secured by 1-4 family residential properties	704,514	650,550
Secured by nonfarm, nonresidential properties	3,304,523	3,533,282
Other real estate secured	2,124,272	1,633,830
Other loans secured by real estate:
Other construction	595,238	829,904
Secured by 1-4 family residential properties	2,351,675	2,298,993
Commercial and industrial loans	1,999,464	1,840,722
Consumer loans	163,754	156,569
State and other political subdivision loans	1,061,584	969,836
Other commercial loans and leases	819,856	589,012
LHFI	13,674,233	13,089,942
Less ACL	157,071	160,270
Net LHFI	$13,517,162	$12,929,672

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At December 31, 2025 and 2024, accrued interest receivable for LHFI totaled $64.1 million and $64.7 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheets.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At December 31, 2025, Trustmark’s geographic loan distribution was concentrated primarily in its six key market regions: Alabama, Florida, Georgia, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Related Party Loans

At December 31, 2025 and 2024, loans to certain executive officers and directors, including their immediate families and companies in which they are principal owners, totaled $31.4 million and $33.1 million, respectively. During 2025, $310.0 million of new loan advances were made, while repayments were $307.7 million. In addition, decreases in loans due to changes in executive officers and directors totaled $4.1 million during 2025.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the years in the three-year period ended December 31, 2025.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$156	$355	$—
Other secured by 1-4 family residential properties	715	8,991	520
Secured by nonfarm, nonresidential properties	2,105	5,579	—
Other real estate secured	234	399	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	3,414	64,293	3,133
Commercial and industrial loans	145	3,615	—
Consumer loans	—	385	449
State and other political subdivision loans	—	—	995
Other commercial loans and leases	764	774	—
Total	$7,533	$84,391	$5,097

	December 31, 2024
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$—	$366	$159
Other secured by 1-4 family residential properties	521	7,275	266
Secured by nonfarm, nonresidential properties	426	13,061	—
Other real estate secured	1,904	1,984	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,533	31,583	3,253
Commercial and industrial loans	16	24,525	—
Consumer loans	—	236	414
Other commercial loans and leases	—	1,079	—
Total	$4,400	$80,109	$4,092

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$786	$139	$—	$925	$548,428	$549,353
Other secured by 1-4 family residential properties	6,118	1,238	3,868	11,224	693,290	704,514
Secured by nonfarm, nonresidential properties	1,798	185	3,829	5,812	3,298,711	3,304,523
Other real estate secured	1	—	316	317	2,123,955	2,124,272
Other loans secured by real estate:
Other construction	—	—	—	—	595,238	595,238
Secured by 1-4 family residential properties	19,838	8,340	34,838	63,016	2,288,659	2,351,675
Commercial and industrial loans	2,828	352	1,014	4,194	1,995,270	1,999,464
Consumer loans	2,109	402	453	2,964	160,790	163,754
State and other political subdivision loans	8	—	995	1,003	1,060,581	1,061,584
Other commercial loans and leases	4	15	—	19	819,837	819,856
Total	$33,490	$10,671	$45,313	$89,474	$13,584,759	$13,674,233

	December 31, 2024
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$199	$—	$324	$523	$586,721	$587,244
Other secured by 1-4 family residential properties	5,656	1,821	3,223	10,700	639,850	650,550
Secured by nonfarm, nonresidential properties	1,488	380	3,111	4,979	3,528,303	3,533,282
Other real estate secured	1,979	—	28	2,007	1,631,823	1,633,830
Other loans secured by real estate:
Other construction	—	—	—	—	829,904	829,904
Secured by 1-4 family residential properties	17,898	7,111	21,524	46,533	2,252,460	2,298,993
Commercial and industrial loans	1,114	13,300	8,835	23,249	1,817,473	1,840,722
Consumer loans	1,930	600	414	2,944	153,625	156,569
State and other political subdivision loans	24	—	—	24	969,812	969,836
Other commercial loans and leases	168	67	69	304	588,708	589,012
Total	$30,456	$23,279	$37,528	$91,263	$12,998,679	$13,089,942

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

	Year Ended December 31, 2025
	Payment Delay	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$2,708	$2,708	0.38%
Other real estate secured	—	15,000	15,000	0.71%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	11,974	11,974	0.51%
Commercial and industrial loans	578	—	578	0.03%
Total	$578	$29,682	$30,260	0.22%

	Year Ended December 31, 2024
	Payment Delay	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$3,456	$3,456	0.53%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	129	129	0.01%
Commercial and industrial loans	6,207	—	6,207	0.34%
Total	$6,207	$3,585	$9,792	0.07%

	Year Ended December 31, 2023
	Payment Delay	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$805	$805	0.13%
Secured by nonfarm, nonresidential properties	—	359	359	0.01%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	1,148	1,148	0.05%
Commercial and industrial loans	242	—	242	0.01%
Consumer loans	—	36	36	0.02%
Other commercial loans and leases	116	31	147	0.03%
Total	$358	$2,379	$2,737	0.02%

The following tables detail the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods presented:

Year Ended December 31, 2025
Financial Effect
	Payment Delay	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified five loans and forty-four lines of credit to amortize over 24 month terms
Other real estate secured		Extended maturity of one loan by 12 months
Other loans secured by real estate:
Secured by 1-4 family residential properties		Re-amortized seventy-two loans with term adjusted by a weighted-average of 37 months
Commercial and industrial loans	One loan with eight monthly interest payments deferred and four loans with three interest-only monthly payments

Year Ended December 31, 2024
Financial Effect
	Payment Delay	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified five loans and twenty-five lines of credit to amortize over 24 month terms
Other loans secured by real estate:
Secured by 1-4 family residential properties		Modified nine loans to amortize over weighted average 35 months
Commercial and industrial loans	Thirty-four month principal payment deferral

Year Ended December 31, 2023
Financial Effect
	Payment Delay	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified lines of credit to amortize over 12 month and 24 month terms
Secured by nonfarm, nonresidential properties		One loan renewed and extended maturity by six months
Other loans secured by real estate:
Secured by 1-4 family residential properties		Extended amortization with term adjusted by weighted-average 3.4 years
Commercial and industrial loans	Six month payment deferrals
Consumer loans		Bankruptcies extended amortization with term adjusted by weighted average 1.3 years reducing borrower payment
Other commercial loans and leases	Six month payment deferrals	One loan renewed and extended maturity by seven months

Trustmark had no unused commitments on modified loans to borrowers experiencing financial difficulty at December 31, 2025 or December 31,2024.

For all loans modified in the previous twelve months to borrowers experiencing financial difficulty, Trustmark had payment defaults during the year ended December 31, 2025 on $578 thousand of loans in the commercial and industrial loans portfolio that had received payment delay modifications and $78 thousand of loans in the other secured by 1-4 family residential properties portfolio and $2.1 million of loans in the secured by 1-4 family residential properties portfolio that had received term extension modifications. During the year ended December 31, 2024, Trustmark had $6.2 million of loans in the commercial and industrial loans portfolio that had received payment delay modifications and $70 thousand of loans in the other secured by 1-4 family residential properties portfolio that had received term extension modifications. During the year ended December 31, 2023, Trustmark had $116 thousand of loans in the other commercial loans and leases portfolio that had received payment delay modifications.

Trustmark has utilized loans 90 days or more past due to define payment default in determining modified loans that have subsequently defaulted. If Trustmark determines that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off against the ACL, LHFI.

Trustmark closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide details of the performance of such LHFI that have been modified in the preceding twelve months as of December 31, 2025, 2024 and 2023 ($ in thousands):

	December 31, 2025
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$58	$—	$75	$133	$2,575	$2,708
Other real estate secured	—	—	—	—	15,000	15,000
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,700	619	1,620	3,939	8,035	11,974
Commercial and industrial loans	—	—	578	578	—	578
Total	$1,758	$619	$2,273	$4,650	$25,610	$30,260

	December 31, 2024
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$739	$128	$50	$917	$2,539	$3,456
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	129	129
Commercial and industrial loans	—	—	6,207	6,207	—	6,207
Total	$739	$128	$6,257	$7,124	$2,668	$9,792

	December 31, 2023
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$290	$17	$—	$307	$498	$805
Secured by nonfarm, nonresidential properties	—	—	—	—	359	359
Other loans secured by real estate:
Secured by 1-4 family residential properties	64	—	—	64	1,084	1,148
Commercial and industrial loans	—	—	—	—	242	242
Consumer loans	17	—	—	17	19	36
Other commercial loans and leases	—	—	—	—	147	147
Total	$371	$17	$—	$388	$2,349	$2,737

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type at December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$156	$—	$—	$156
Other secured by 1-4 family residential properties	848	—	—	848
Secured by nonfarm, nonresidential properties	2,531	—	—	2,531
Other real estate secured	15,234	—	—	15,234
Other loans secured by real estate:
Secured by 1-4 family residential properties	3,414	—	—	3,414
Commercial and industrial loans	—	1,554	250	1,804
Consumer loans	—	—	103	103
Other commercial loans and leases	—	—	764	764
Total	$22,183	$1,554	$1,117	$24,854

	December 31, 2024
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$521	$—	$—	$521
Secured by nonfarm, nonresidential properties	9,783	—	—	9,783
Other real estate secured	1,904	—	—	1,904
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,533	—	—	1,533
Commercial and industrial loans	—	1,818	20,685	22,503
Other commercial loans and leases	—	—	896	896
Total	$13,741	$1,818	$21,581	$37,140

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
•
Consumer loans – Loans within this loan class are secured by liens on real estate properties or other non-real estate collateral. There was one credit that had deterioration in real estate collateral during the quarter. There were no other significant changes to the collateral that secures these financial assets during the period.
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

The tables below present the amortized cost basis of loans by credit quality indicator, class of loans and year of origination, renewal or major modification based on analyses performed at December 31, 2025 and 2024 ($ in thousands):

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$326,423	$70,948	$16,432	$17,197	$7,610	$1,664	$47,981	$488,255
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	3,308	1,409	—	602	85	—	—	5,404
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	329,731	72,357	16,432	17,799	7,695	1,664	47,981	493,659
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$42,929	$22,620	$18,353	$18,748	$19,248	$3,294	$7,497	$132,689
Special Mention - RR 7	—	25	—	349	85	—	—	459
Substandard - RR 8	299	272	319	747	546	296	16	2,495
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	43,228	22,917	18,672	19,844	19,879	3,590	7,513	135,643
Current period gross charge-offs	—	—	—	(3)	(122)	—	—	(125)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$817,790	$434,506	$348,386	$614,738	$334,813	$427,591	$145,497	$3,123,321
Special Mention - RR 7	—	1,298	23,975	284	—	1,124	—	26,681
Substandard - RR 8	38,224	9,304	2,537	39,015	29,540	33,821	1,979	154,420
Doubtful - RR 9	—	—	—	—	—	1	—	1
Total	856,014	445,108	374,898	654,037	364,353	462,537	147,476	3,304,423
Current period gross charge-offs	—	—	—	—	—	(2,026)	—	(2,026)

Other real estate secured:
Pass - RR 1 through RR 6	$290,854	$139,454	$613,122	$678,691	$115,394	$80,235	$61,191	$1,978,941
Special Mention - RR 7	—	—	—	25,376	—	—	—	25,376
Substandard - RR 8	—	—	22,392	69,577	332	26,843	163	119,307
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	290,854	139,454	635,514	773,644	115,726	107,078	61,354	2,123,624
Current period gross charge-offs	—	(4)	—	—	—	—	—	(4)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$122,237	$275,146	$173,752	$23,284	$—	$—	$819	$595,238
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	122,237	275,146	173,752	23,284	—	—	819	595,238
Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial loans:
Pass - RR 1 through RR 6	$803,487	$303,777	$172,506	$88,388	$39,304	$20,251	$523,797	$1,951,510
Special Mention - RR 7	4,522	602	14,230	119	49	77	15,816	35,415
Substandard - RR 8	2,059	377	470	3,245	683	434	5,173	12,441
Doubtful - RR 9	7	42	16	6	—	1	26	98
Total	810,075	304,798	187,222	91,758	40,036	20,763	544,812	1,999,464
Current period gross charge-offs	—	(708)	(982)	(4,016)	(432)	(6,389)	(486)	(13,013)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$300,564	$109,516	$64,228	$180,530	$97,517	$286,979	$22,250	$1,061,584
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	300,564	109,516	64,228	180,530	97,517	286,979	22,250	1,061,584
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$311,342	$125,090	$113,861	$4,356	$4,352	$55,946	$198,576	$813,523
Special Mention - RR 7	—	414	362	—	—	—	—	776
Substandard - RR 8	14	1,725	1,917	369	462	29	1,038	5,554
Doubtful - RR 9	—	3	—	—	—	—	—	3
Total	311,356	127,232	116,140	4,725	4,814	55,975	199,614	819,856
Current period gross charge-offs	—	(54)	—	(116)	—	(50)	—	(220)

Total commercial LHFI	$3,064,059	$1,496,528	$1,586,858	$1,765,621	$650,020	$938,586	$1,031,819	$10,533,491
Total commercial LHFI gross charge-offs	$—	$(766)	$(982)	$(4,135)	$(554)	$(8,465)	$(486)	$(15,388)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$30,069	$9,491	$10,191	$2,500	$1,198	$1,638	$—	$55,087
Past due 30-89 days	—	222	321	—	—	1	—	544
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	9	—	54	—	—	63
Total	30,069	9,713	10,521	2,500	1,252	1,639	—	55,694
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$22,785	$18,105	$13,944	$5,352	$4,352	$8,656	$481,812	$555,006
Past due 30-89 days	321	189	643	36	1	509	3,632	5,331
Past due 90 days or more	—	—	—	—	2	—	518	520
Nonaccrual	26	39	124	49	145	192	7,439	8,014
Total	23,132	18,333	14,711	5,437	4,500	9,357	493,401	568,871
Current period gross charge-offs	—	(10)	—	(56)	—	(31)	(714)	(811)

Secured by nonfarm, nonresidential properties:
Current	$100	$—	$—	$—	$—	$—	$—	$100
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	100	—	—	—	—	—	—	100
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Current	$466	$141	$—	$—	$—	$41	$—	$648
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	466	141	—	—	—	41	—	648
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$325,999	$227,009	$193,722	$712,091	$408,534	$395,901	$—	$2,263,256
Past due 30-89 days	—	167	3,670	9,108	4,949	3,100	—	20,994
Past due 90 days or more	—	—	866	1,598	134	534	—	3,132
Nonaccrual	505	901	13,238	31,622	10,713	7,314	—	64,293
Total	326,504	228,077	211,496	754,419	424,330	406,849	—	2,351,675
Current period gross charge-offs	—	—	(619)	(1,276)	(142)	(74)	—	(2,111)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Consumer LHFI
Consumer loans:
Current	$54,959	$27,573	$7,898	$7,587	$6,892	$239	$55,321	$160,469
Past due 30-89 days	597	228	143	31	13	—	1,440	2,452
Past due 90 days or more	28	32	17	1	—	—	370	448
Nonaccrual	117	43	155	36	23	2	9	385
Total	55,701	27,876	8,213	7,655	6,928	241	57,140	163,754
Current period gross charge-offs	(4,847)	(494)	(474)	(114)	(24)	(26)	(2,459)	(8,438)

Total consumer LHFI	$435,972	$284,140	$244,941	$770,011	$437,010	$418,127	$550,541	$3,140,742
Total consumer LHFI gross charge-offs	$(4,847)	$(504)	$(1,093)	$(1,446)	$(166)	$(131)	$(3,173)	$(11,360)

Total LHFI	$3,500,031	$1,780,668	$1,831,799	$2,535,632	$1,087,030	$1,356,713	$1,582,360	$13,674,233
Total current period gross charge-offs	$(4,847)	$(1,270)	$(2,075)	$(5,581)	$(720)	$(8,596)	$(3,659)	$(26,748)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$324,775	$83,503	$33,580	$23,124	$8,145	$1,587	$42,469	$517,183
Special Mention - RR 7	2,165	—	—	—	—	—	2,002	4,167
Substandard - RR 8	17	62	226	983	—	—	176	1,464
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	326,957	83,565	33,806	24,107	8,145	1,587	44,647	522,814
Current period gross charge-offs	—	—	—	—	—	(24)	—	(24)

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$31,013	$24,339	$22,693	$24,090	$11,635	$2,106	$7,742	$123,618
Special Mention - RR 7	27	—	—	32	—	—	—	59
Substandard - RR 8	125	375	555	328	—	191	27	1,601
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	31,165	24,714	23,248	24,450	11,635	2,297	7,769	125,278
Current period gross charge-offs	—	—	—	—	—	(16)	—	(16)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$542,747	$441,159	$880,511	$429,929	$464,504	$392,802	$127,812	$3,279,464
Special Mention - RR 7	16,266	—	52,093	—	17,978	3,335	—	89,672
Substandard - RR 8	10,007	7,321	41,686	37,915	25,601	41,598	—	164,128
Doubtful - RR 9	11	—	—	—	—	7	—	18
Total	569,031	448,480	974,290	467,844	508,083	437,742	127,812	3,533,282
Current period gross charge-offs	—	—	—	(2,529)	—	(16)	—	(2,545)

Other real estate secured:
Pass - RR 1 through RR 6	$152,314	$157,827	$726,814	$233,861	$137,786	$43,478	$7,434	$1,459,514
Special Mention - RR 7	—	7,450	15,481	41,019	—	—	263	64,213
Substandard - RR 8	14,610	—	26,685	42,636	252	25,419	244	109,846
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	166,924	165,277	768,980	317,516	138,038	68,897	7,941	1,633,573
Current period gross charge-offs	—	—	(89)	—	—	—	—	(89)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$115,221	$410,064	$201,526	$20,647	$—	$—	$18,400	$765,858
Special Mention - RR 7	—	2,250	24,557	—	—	—	—	26,807
Substandard - RR 8	—	—	17,820	—	19,419	—	—	37,239
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	115,221	412,314	243,903	20,647	19,419	—	18,400	829,904
Current period gross charge-offs	—	(14)	(2,493)	—	—	—	—	(2,507)

Commercial and industrial loans:
Pass - RR 1 through RR 6	$505,557	$365,724	$231,875	$98,318	$45,551	$27,456	$462,740	$1,737,221
Special Mention - RR 7	—	564	14,066	15	—	—	13,836	28,481
Substandard - RR 8	7,204	1,113	39,698	5,091	891	12,905	7,598	74,500
Doubtful - RR 9	227	—	35	145	1	2	110	520
Total	512,988	367,401	285,674	103,569	46,443	40,363	484,284	1,840,722
Current period gross charge-offs	(341)	(1,211)	(640)	(3,251)	(158)	(3,132)	(315)	(9,048)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$156,130	$82,532	$212,528	$135,251	$78,543	$302,709	$2,143	$969,836
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	156,130	82,532	212,528	135,251	78,543	302,709	2,143	969,836
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$157,619	$148,099	$7,371	$9,800	$15,606	$45,227	$203,345	$587,067
Special Mention - RR 7	—	—	116	48	—	—	—	164
Substandard - RR 8	55	682	116	12	—	—	901	1,766
Doubtful - RR 9	9	—	6	—	—	—	—	15
Total	157,683	148,781	7,609	9,860	15,606	45,227	204,246	589,012
Current period gross charge-offs	(25)	—	(38)	—	—	(32)	—	(95)

Total commercial LHFI	$2,036,099	$1,733,064	$2,550,038	$1,103,244	$825,912	$898,822	$897,242	$10,044,421
Total commercial LHFI gross charge-offs	$(366)	$(1,225)	$(3,260)	$(5,780)	$(158)	$(3,220)	$(315)	$(14,324)

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$31,478	$22,752	$4,302	$2,762	$930	$1,804	$—	$64,028
Past due 30-89 days	—	47	11	—	—	106	—	164
Past due 90 days or more	91	—	—	68	—	—	—	159
Nonaccrual	—	31	21	4	—	23	—	79
Total	31,569	22,830	4,334	2,834	930	1,933	—	64,430
Current period gross charge-offs	—	—	—	—	—	(8)	—	(8)

Other secured by 1-4 family residential properties:
Current	$24,756	$17,202	$6,733	$5,260	$3,651	$9,563	$445,598	$512,763
Past due 30-89 days	569	38	67	66	3	579	4,524	5,846
Past due 90 days or more	21	—	8	—	—	17	219	265
Nonaccrual	71	5	69	44	103	593	5,513	6,398
Total	25,417	17,245	6,877	5,370	3,757	10,752	455,854	525,272
Current period gross charge-offs	(29)	(87)	(233)	(40)	(31)	(76)	—	(496)

Other real estate secured:
Current	$161	$—	$—	$—	$68	$28	$—	$257
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	161	—	—	—	68	28	—	257
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$274,500	$224,266	$808,527	$459,191	$161,856	$314,906	$—	$2,243,246
Past due 30-89 days	169	4,405	9,883	4,082	814	1,558	—	20,911
Past due 90 days or more	4	1,263	1,098	461	170	257	—	3,253
Nonaccrual	568	3,744	17,306	5,009	1,394	3,562	—	31,583
Total	275,241	233,678	836,814	468,743	164,234	320,283	—	2,298,993
Current period gross charge-offs	—	(228)	(9,910)	(143)	(6)	(17)	—	(10,304)

Consumer loans:
Current	$55,908	$22,226	$12,922	$4,654	$1,188	$105	$56,423	$153,426
Past due 30-89 days	844	396	323	4	—	13	913	2,493
Past due 90 days or more	38	67	17	4	—	—	288	414
Nonaccrual	25	49	63	61	19	—	19	236
Total	56,815	22,738	13,325	4,723	1,207	118	57,643	156,569
Current period gross charge-offs	(5,929)	(785)	(470)	(131)	(100)	(337)	(2,065)	(9,817)

Total consumer LHFI	$389,203	$296,491	$861,350	$481,670	$170,196	$333,114	$513,497	$3,045,521
Total consumer LHFI gross charge-offs	$(5,958)	$(1,100)	$(10,613)	$(314)	$(137)	$(438)	$(2,065)	$(20,625)

Total LHFI	$2,425,302	$2,029,555	$3,411,388	$1,584,914	$996,108	$1,231,936	$1,410,739	$13,089,942
Total current period gross charge-offs	$(6,324)	$(2,325)	$(13,873)	$(6,094)	$(295)	$(3,658)	$(2,380)	$(34,949)

Past Due LHFS

LHFS past due 90 days or more totaled $98.9 million and $71.3 million at December 31, 2025 and 2024, respectively.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2025 or 2024.

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

The state and other political subdivision loans and the other commercial loans portfolio segments primarily consist of loans to non-depository financial institutions, such as mortgage companies, finance companies and other financial intermediaries, loans to state and political subdivisions, and loans to non-profit and charitable organizations. These loans are underwritten based on the specific nature or purpose of the loan and underlying collateral with special consideration given to the specific source of repayment for the loan. The commercial leases portfolio segment primarily consists of commercial equipment finance leases. Trustmark’s credit underwriting process for equipment finance leases includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both borrowers and guarantors as reflected in current and detailed financial information and evaluation of underlying collateral to support the credit.

During the first quarter of 2025, as part of Trustmark's ongoing model monitoring procedures, the annual loss driver analysis was performed. The analysis resulted in changes in the loss drivers for four discounted cash flow models. These changes were a result of incorporating data through 2024 which led to more intuitive loss drivers. All models were validated by a third-party before implementation.

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

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers at December 31, 2025 and 2024:

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

(2) Loss driver was National Unemployment at December 31, 2024.

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

•
Lending policies and procedures
•
Economic conditions and concentrations of credit
•
Nature and volume of the portfolio
•
Performance trends
•
External factors

While all these factors are incorporated into the overall methodology, only three are currently considered active at December 31, 2025: (i) economic conditions and concentrations of credit, (ii) nature and volume of the portfolio and (iii) performance trends.

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

The nature and volume of the portfolio qualitative factor is utilized for a sub-pool of the secured by 1-4 family residential properties due to its significant size as well as the underlying nature being different. The nature and volume of the portfolio qualitative factor utilizes a WARM methodology that uses industry data for the assumptions to support the qualitative adjustment. The industry data is used to compile a PD based on credit score ranges along with using the industry data to compile an LGD. The sub-pool of credits is then aggregated into the appropriate credit score bands in which a weighted average loss rate is calculated based on the PD and LGD for each credit score range. This weighted average loss rate is then applied to the expected balance for the sub-segment of credits. This total is then used as the qualitative reserve adjustment. During the first quarter of 2025, Management elected to utilize Trustmark’s historical data to develop a PD based on the credit score ranges initially established. Additionally, Management elected to use the same LGD value from the mortgage sale that occurred in the second quarter of 2024 along with the same weighted average life assumption utilized to determine the credit mark on this portfolio.

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

The following tables disaggregate the ACL, LHFI and the amortized cost basis of the loans by the measurement methodology used at December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total ACL	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$—	$6,632	$6,632	$156	$549,197	$549,353
Other secured by 1-4 family residential properties	99	13,485	13,584	848	703,666	704,514
Secured by nonfarm, nonresidential properties	141	35,042	35,183	2,531	3,301,992	3,304,523
Other real estate secured	—	20,410	20,410	15,234	2,109,038	2,124,272
Other loans secured by real estate:
Other construction	—	4,889	4,889	—	595,238	595,238
Secured by 1-4 family residential properties	—	41,087	41,087	3,414	2,348,261	2,351,675
Commercial and industrial loans	811	19,758	20,569	1,804	1,997,660	1,999,464
Consumer loans	103	5,740	5,843	103	163,651	163,754
State and other political subdivision loans	—	865	865	—	1,061,584	1,061,584
Other commercial loans and leases	—	8,009	8,009	764	819,092	819,856
Total	$1,154	$155,917	$157,071	$24,854	$13,649,379	$13,674,233

	December 31, 2024
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$6,452	$6,452	$—	$587,244	$587,244
Other secured by 1-4 family residential properties	—	11,347	11,347	521	650,029	650,550
Secured by nonfarm, nonresidential properties	2,251	35,645	37,896	9,783	3,523,499	3,533,282
Other real estate secured	—	19,491	19,491	1,904	1,631,926	1,633,830
Other loans secured by real estate:
Other construction	—	13,297	13,297	—	829,904	829,904
Secured by 1-4 family residential properties	—	32,129	32,129	1,533	2,297,460	2,298,993
Commercial and industrial loans	10,518	16,502	27,020	22,503	1,818,219	1,840,722
Consumer loans	—	5,141	5,141	—	156,569	156,569
State and other political subdivision loans	—	1,250	1,250	—	969,836	969,836
Other commercial loans and leases	892	5,355	6,247	896	588,116	589,012
Total	$13,661	$146,609	$160,270	$37,140	$13,052,802	$13,089,942

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$160,270	$139,367	$120,214
Loans charge-off, sale of 1-4 family mortgage loans	—	(8,633)	—
Loans charged-off	(26,748)	(26,316)	(17,515)
Recoveries	9,238	9,932	9,306
Net (charge-offs) recoveries	(17,510)	(25,017)	(8,209)
PCL, LHFI	14,311	37,287	27,362
PCL, LHFI sale of 1-4 family mortgage loans	—	8,633	—
Balance at end of period	$157,071	$160,270	$139,367

The following tables detail changes in the ACL, LHFI by loan class for the years ended December 31, 2025 and 2024 ($ in thousands):

	2025
	Balance				Balance
	January 1,	Charge-offs	Recoveries	PCL	December 31,
Loans secured by real estate:
Construction, land development and other land	$6,452	$—	$225	$(45)	$6,632
Other secured by 1-4 family residential properties	11,347	(936)	325	2,848	13,584
Secured by nonfarm, nonresidential properties	37,896	(2,026)	159	(846)	35,183
Other real estate secured	19,491	(4)	78	845	20,410
Other loans secured by real estate:
Other construction	13,297	—	35	(8,443)	4,889
Secured by 1-4 family residential properties	32,129	(2,111)	511	10,558	41,087
Commercial and industrial loans	27,020	(13,013)	1,715	4,847	20,569
Consumer loans	5,141	(8,438)	6,077	3,063	5,843
State and other political subdivision loans	1,250	—	—	(385)	865
Other commercial loans and leases	6,247	(220)	113	1,869	8,009
Total	$160,270	$(26,748)	$9,238	$14,311	$157,071

The PCL, LHFI for the year ended December 31, 2025 was primarily attributable to loan growth and changes in the macroeconomic forecast.

The negative PCL, LHFI for the other construction and secured by nonfarm, nonresidental properties portfolios for the year ended December 31, 2025 was primarily due to positive credit migration.

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

Note 5 – Premises and Equipment, Net

At December 31, 2025 and 2024, premises and equipment, net consisted of the following ($ in thousands):

	December 31,
	2025	2024
Land	$55,787	$56,610
Buildings and leasehold improvements	249,088	249,405
Furniture and equipment	227,605	227,329
Total cost of premises and equipment	532,480	533,344
Less accumulated depreciation and amortization	309,990	302,201
Premises and equipment, net	222,490	231,143
Finance lease right-of-use assets	2,847	3,299
Assets held for sale	321	968
Total premises and equipment, net	$225,658	$235,410

There was one property included in assets held for sale at December 31, 2025 compared to two properties at December 31, 2024. These properties were transferred from premises and equipment, net to assets held for sale due to Trustmark’s intent to sell the properties over the subsequent twelve months as a result of its strategic initiatives. Property valuation adjustments totaling $400 thousand were recognized in other expense for 2025 compared to none for 2024 and $470 thousand for 2023.

Depreciation and amortization of premises and equipment totaled $18.8 million in 2025, $18.7 million in 2024 and $17.4 million in 2023.

Note 6 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Years Ended December 31,
	2025	2024
Balance at beginning of period	$139,317	$131,870
Origination of servicing assets	15,052	13,291
Change in fair value:
Due to market changes	(9,840)	5,801
Due to runoff	(13,240)	(11,645)
Balance at end of period	$131,289	$139,317

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At December 31, 2025, the fair value of the MSR included an assumed average prepayment speed of 9 CPR and an average discount rate of 10.66% compared to an assumed average prepayment speed of 8 CPR and an average discount rate of 10.65% at December 31, 2024.

Mortgage Loans Sold/Serviced

During 2025, 2024 and 2023, Trustmark sold $1.158 billion, $1.141 billion and $1.136 billion, respectively, of residential mortgage loans. Gain on sales of loans, net totaled $20.0 million in 2025, $19.3 million in 2024 and $15.3 million in 2023. Trustmark receives annual servicing fee income approximating 0.32% of the outstanding balance of the underlying loans, which totaled $28.7 million in 2025, $28.0 million in 2024 and $26.9 million in 2023. The gains on the sale of residential mortgage loans and the annual servicing fee are both recorded to noninterest income in mortgage banking, net in the accompanying consolidated statements of income. The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.

The table below details the mortgage loans sold and serviced for others at December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Federal National Mortgage Association	$4,745,556	$4,821,246
Government National Mortgage Association	3,872,151	3,695,419
Federal Home Loan Mortgage Corporation	314,383	213,358
Other	23,872	32,686
Total mortgage loans sold and serviced for others	$8,955,962	$8,762,709

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expense is included in other expense. Trustmark had no mortgage loan servicing putback expense during 2025, 2024 or 2023. At both December 31, 2025 and 2024, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 7 – Goodwill and Identifiable Intangible Assets

Goodwill

The table below illustrates goodwill by segment for the years ended December 31, 2025 and 2024 ($ in thousands):

General
Banking
Balance as of January 1, 2024	$334,605
Adjustment during 2024	—
Balance as of December 31, 2024	334,605
Adjustment during 2025	—
Balance as of December 31, 2025	$334,605

Trustmark’s General Banking Segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network. Trustmark performed goodwill impairment tests for the General Banking Segment during 2025, 2024 and 2023. Based on these tests, Trustmark concluded that the fair value of the General Banking Segment exceeded the book value and no impairment charge was required.

Identifiable Intangible Assets

At December 31, 2025 and 2024, identifiable intangible assets consisted of the following ($ in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$87,674	$87,674	$—	$87,674	$87,548	$126

Trustmark recorded $126 thousand of amortization of identifiable intangible assets in 2025, $110 thousand in 2024 and $290 thousand in 2023. Trustmark estimates that there will be no amortization expense for identifiable intangible assets in 2026 or the following years. Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired. Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets. There were no impairment losses on identifiable intangible assets recorded during 2025, 2024 or 2023.

Note 8 – Other Real Estate

At December 31, 2025, Trustmark’s geographic other real estate distribution was primarily concentrated in its Alabama, Mississippi Tennessee and Texas market regions. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these regions.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$5,917	$6,867	$1,986
Additions	8,471	6,782	7,237
Disposals	(6,739)	(6,084)	(2,555)
(Write-downs) recoveries	(692)	(1,648)	199
Balance at end of period	$6,957	$5,917	$6,867

Gains (losses), net on the sale of other real estate included in other real estate expense	$(1,759)	$(1,104)	$(145)

At December 31, 2025 and 2024, other real estate by type of property consisted of the following ($ in thousands):

	December 31,
	2025	2024
Construction, land development and other land properties	$63	$46
1-4 family residential properties	3,871	2,260
Nonfarm, nonresidential properties	1,273	3,611
Other real estate properties	1,750	—
Total other real estate	$6,957	$5,917

At December 31, 2025 and 2024, other real estate by geographic location of where the loan was originated consisted of the following ($ in thousands):

	December 31,
	2025	2024
Alabama	$409	$170
Mississippi (1)	5,621	2,407
Tennessee (2)	927	1,079
Texas	—	2,261
Total other real estate	$6,957	$5,917
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At December 31, 2025 and 2024, the balance of other real estate included $3.9 million and $2.3 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2025 and 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $8.1 million and $7.6 million, respectively.

Note 9 – Leases

Lessor Arrangements

Trustmark leases certain types of machinery and equipment to its customers through sales-type and direct financing leases as part of its equipment financing portfolio. These leases generally have remaining lease terms of one to nine years, some of which include renewal options and/or options for the lessee to purchase the leased property near or at the end of the lease term. Trustmark recognized interest income from its sales-type and direct financing leases of $18.2 million, $12.7 million and $3.2 million for the years ended December 31, 2025, 2024 and 2023 respectively. Trustmark does not have any significant operating leases in which it is the lessor.

The table below summarizes the components of Trustmark's net investment in its sales-type and direct financing leases at December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Leases receivable	$442,096	$282,771
Unearned income	(68,283)	(45,585)
Initial direct costs	3,236	2,252
Unguaranteed lease residual	24,360	7,084
Total net investment	$401,409	$246,522

The table below details the minimum future lease payments for Trustmark's leases receivable at December 31, 2025 ($ in thousands):

December 31, 2025
2026	$83,017
2027	96,450
2028	86,063
2029	70,379
2030	46,492
Thereafter	59,695
Total leases receivable	$442,096

Lessee Arrangements

For Trustmark's lessee arrangements, the leases of FBBI are included in discontinued operations, and as a result, have been excluded from the amounts below. The following table details the components of net lease cost for the periods presented ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
Finance leases
Amortization of right-of-use assets	$452	$452	$786
Interest on lease liabilities	132	148	163
Operating lease cost	5,370	5,075	4,787
Short-term lease cost	647	230	229
Variable lease cost	906	841	840
Sublease income	(270)	(122)	(12)
Net lease cost	$7,237	$6,624	$6,793

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
Finance leases
Operating cash flows included in operating activities	$132	$148	$163
Financing cash flows included in payments under finance lease obligations	452	424	721
Operating leases
Operating cash flows (fixed payments) included in other operating activities, net	5,302	4,848	3,666
Operating cash flows (liability reduction) included in other operating activities, net	3,897	3,473	3,204

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Finance lease right-of-use assets, net of accumulated depreciation	$2,847	$3,299
Finance lease liabilities	3,458	3,910
Operating lease right-of-use assets	32,152	34,668
Operating lease liabilities	36,250	38,698

Weighted-average lease term
Finance leases	6.36 years	7.35 years
Operating leases	8.69 years	9.31 years

Weighted-average discount rate
Finance leases	3.61%	3.61%
Operating leases	4.04%	3.72%

At December 31, 2025, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2026	$589	$5,282
2027	594	5,234
2028	599	4,993
2029	633	4,829
2030	644	4,808
Thereafter	810	18,523
Total minimum lease payments	3,869	43,669
Less imputed interest	(411)	(7,419)
Lease liabilities	$3,458	$36,250

Note 10 – Deposits

At December 31, 2025 and 2024, deposits consisted of the following ($ in thousands):

	December 31,
	2025	2024
Noninterest-bearing demand	$3,036,504	$3,073,565
Interest-bearing demand (1)	8,020,354	7,861,268
Savings (1)	970,161	980,424
Time	3,472,765	3,192,918
Total	$15,499,784	$15,108,175

(1) During the first quarter of 2025, Trustmark ceased the daily sweep from low transaction interest-bearing demand deposits to savings deposits. The prior period has been reclassified accordingly.

Interest expense on deposits by type consisted of the following for the periods presented ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
Interest-bearing demand (1)	$146,053	$178,470	$149,142
Savings (1)	512	539	601
Time	128,091	150,372	96,208
Total	$274,656	$329,381	$245,951

(1) During the first quarter of 2025, Trustmark ceased the daily sweep from low transaction interest-bearing demand deposits to savings deposits. The prior periods have been reclassified accordingly.

Time deposits that exceed the FDIC insurance limit of $250 thousand totaled $1.050 billion and $935.4 million at December 31, 2025 and 2024, respectively.

The maturities of interest-bearing deposits at December 31, 2025, are as follows ($ in thousands):

2026	$3,401,544
2027	50,062
2028	9,813
2029	5,553
2030	5,223
Thereafter	570
Total time deposits	3,472,765
Interest-bearing deposits with no stated maturity	8,990,515
Total interest-bearing deposits	$12,463,280

Note 11 - Borrowings

Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Trustmark had no securities sold under repurchase agreements at December 31, 2025. Securities sold under repurchase agreements were secured by securities with a carrying amount of $40.3 million at December 31, 2024. At December 31, 2024, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.

The following table presents the securities sold under repurchase agreements by collateral pledged at December 31, 2024 ($ in thousands):

December 31, 2024
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$11,685
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	7,487
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	10,169
Total securities sold under repurchase agreements	$29,341

Other Borrowings

At December 31, 2025 and 2024, other borrowings consisted of the following ($ in thousands):

	December 31,
	2025	2024
FHLB advances	$225,000	$200,000
Serviced GNMA loans eligible for repurchase	136,304	97,631
Finance lease liabilities	3,458	3,910
Total other borrowings	$364,762	$301,541

FHLB Advances

At December 31, 2025, Trustmark had two outstanding short-term FHLB advances totaling $225.0 million and no long-term FHLB advances with the FHLB of Dallas, compared to two outstanding short-term FHLB advances totaling $200.0 million and no long-term FHLB advances with the FHLB of Dallas at December 31, 2024. The outstanding short-term advances with the FHLB of Dallas at December 31, 2025 had fixed rates of 3.62% and 3.67% with balances of $150.0 million and $75.0 million, respectively. The outstanding short-term FHLB advances had a weighted-average remaining maturity of 2 days with a weighted-average cost of 3.64% at December 31, 2025, compared to a weighted-average remaining maturity of 8 days with a weighted-average cost of 4.60% at December 31, 2024.

Trustmark incurred $9.5 million of interest expense on short-term FHLB advances in 2025, compared to $16.8 million of interest expense in 2024 and $49.9 million of interest expense in 2023. Trustmark incurred no interest expense on long-term FHLB advances in 2025, 2024 and 2023.

At December 31, 2025 and 2024, Trustmark had $1.962 billion and $4.292 billion, respectively, available in additional borrowing capacity from the FHLB of Dallas.

Subordinated Notes

During 2020, Trustmark issued and sold $125.0 million aggregate principal amount of its 3.625% Fixed-to-Floating Rate Subordinated Notes (the 2020 Notes) due December 1, 2030. The 2020 Notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At December 31, 2024, the carrying amount of the 2020 Notes was $123.7 million. The 2020 Notes qualified as Tier 2 capital for Trustmark.

During the fourth quarter of 2025, Trustmark issued and sold $175.0 million aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes (the 2025 Notes) due December 1, 2035. The 2025 Notes were sold at an underwriting discount of 1.1%, resulting in net proceeds to Trustmark of $173.1 million before deducting offering expenses. Trustmark used the net proceeds from the offering, after the payment of offering expenses, to repay the $125.0 million of aggregate principal amount of the 2020 Notes plus accrued interest and for general corporate purposes.

The 2025 Notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The 2025 Notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TB. The 2025 Notes qualify as Tier 2 capital for Trustmark. The 2025 Notes may be redeemed at Trustmark’s option under certain circumstances.

From and including the date of issuance to, but excluding, December 1, 2030 (unless redeemed prior to such date), the 2025 Notes bear interest at a rate of 6.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, commencing on June 1, 2026. From and including December 1, 2030 to, but excluding, the maturity date (unless redeemed prior to such date), the 2025 Notes will bear interest at a floating rate per year equal to the Three-Month Term Secured Overnight Financing Rate (SOFR), plus 260 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2031.

At December 31, 2025, the carrying amount of the 2025 Notes was $172.0 million.

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

The debentures are subordinated to the prior payment of any other indebtedness of Trustmark that, by its terms, is not similarly subordinated. The trust preferred securities are recorded as a long-term liability on Trustmark’s consolidated balance sheets; however, for regulatory purposes the trust preferred securities are treated as Tier 1 capital under the rules of the FRB, Trustmark’s primary federal regulatory agency.

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

At both December 31, 2025 and 2024, assets for the Trust totaled $61.9 million, resulting from the investment in junior subordinated debentures issued by Trustmark. Liabilities and shareholders’ equity for the Trust also totaled $61.9 million at both December 31, 2025 and 2024, resulting from the issuance of trust preferred securities in the amount of $60.0 million as well as $1.9 million in common securities issued to Trustmark. During 2025, net income for the Trust equaled $117 thousand resulting from interest income from the junior subordinated debt securities issued by Trustmark to the Trust, compared with net income of $134 thousand during 2024 and $132 thousand during 2023. Dividends issued to Trustmark by the Trust during 2025 totaled $117 thousand, compared to $134 thousand during 2024 and $132 thousand during 2023.

Note 12 – Revenue from Contracts with Customers

The Insurance Segment is included in discontinued operations for the years ended December 31, 2024 and 2023 in the accompanying consolidated statements of income. See Note 2 – Discontinued Operations for additional information about discontinued operations.

The following table presents noninterest income (loss) disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$43,477	$—	$43,477	$44,295	$—	$44,295	$43,329	$—	$43,329
Bank card and other fees	30,690	2,497	33,187	31,010	2,138	33,148	30,387	2,995	33,382
Mortgage banking, net	—	33,082	33,082	—	26,626	26,626	—	26,216	26,216
Wealth management	713	—	713	748	—	748	838	—	838
Other, net	13,120	(382)	12,738	16,906	337	17,243	11,769	(2,076)	9,693
Securities gains (losses), net	—	—	—	—	(182,792)	(182,792)	—	39	39
Total noninterest income (loss)	$88,000	$35,197	$123,197	$92,959	$(153,691)	$(60,732)	$86,323	$27,174	$113,497

Wealth Management Segment
Service charges on deposit accounts	$179	$—	$179	$87	$—	$87	$87	$—	$87
Bank card and other fees	195	—	195	153	—	153	57	—	57
Wealth management	39,399	—	39,399	36,503	—	36,503	34,254	—	34,254
Other, net	286	384	670	193	377	570	162	376	538
Total noninterest income	$40,059	$384	$40,443	$36,936	$377	$37,313	$34,560	$376	$34,936

Consolidated
Service charges on deposit accounts	$43,656	$—	$43,656	$44,382	$—	$44,382	$43,416	$—	$43,416
Bank card and other fees	30,885	2,497	33,382	31,163	2,138	33,301	30,444	2,995	33,439
Mortgage banking, net	—	33,082	33,082	—	26,626	26,626	—	26,216	26,216
Wealth management	40,112	—	40,112	37,251	—	37,251	35,092	—	35,092
Other, net	13,406	2	13,408	17,099	714	17,813	11,931	(1,700)	10,231
Securities gains (losses), net	—	—	—	—	(182,792)	(182,792)	—	39	39
Total noninterest income (loss)	$128,059	$35,581	$163,640	$129,895	$(153,314)	$(23,419)	$120,883	$27,550	$148,433
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

Note 13 – Income Taxes

The income tax expense (benefit) attributable to continuing operations included in the consolidated statements of income was as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
Current Tax Expense (Benefit)
Federal	$22,221	$(28,470)	$26,100
State	5,322	(6,563)	6,392
Total current tax expense (benefit)	27,543	(35,033)	32,492

Deferred Tax Expense (Benefit)
Federal	18,400	19,104	(3,798)
State	4,600	4,776	(950)
Total deferred tax expense (benefit)	23,000	23,880	(4,748)

Total Income Tax Expense (Benefit)
Federal	40,621	(9,366)	22,302
State	9,922	(1,787)	5,442
Total income tax expense (benefit)	$50,543	$(11,153)	$27,744

For the periods presented, the income tax provision attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate in effect for each respective period to income before income taxes as a result of the following ($ in thousands):

	Year Ended December 31, 2025
	Amount	%
Income tax computed at statutory tax rate	$57,682	21.0%
Nontaxable or nondeductible items:
Tax exempt interest	(5,787)	-2.1%
Nontaxable increase in cash surrender value of bank-owned life insurance	(1,609)	-0.6%
Nondeductible interest expense	1,687	0.6%
Nondeductible executive compensation	903	0.3%
Nondeductible FDIC premiums	693	0.2%
Income tax credits, net:
Low income housing tax credits	(5,440)	-2.0%
New markets tax credits	(3,352)	-1.2%
Other tax credits	(2,842)	-1.0%
Other	770	0.3%
State income taxes, net	7,838	2.9%
Income tax provision	$50,543	18.4%

During the year ended December 31, 2025, state taxes in Alabama, Georgia and Mississippi made up the majority of the tax effect in the state income taxes, net category. Trustmark has no foreign operations and does not file income tax returns in foreign jurisdictions.

	Years Ended December 31,
	2024	2023
Income tax computed at statutory tax rate	$7,152	$38,018
Tax exempt interest	(5,605)	(5,521)
Nondeductible interest expense	2,153	2,104
State income taxes, net	(5,185)	5,050
Income tax credits, net	(11,483)	(11,904)
Death benefit gains	(92)	(80)
Other	1,907	77
Income tax provision	$(11,153)	$27,744

Income taxes paid were as follows for the period presented ($ in thousands):

Year Ended December 31, 2025
Federal tax payments	$45,000

State tax payments
Alabama	3,000
Other	4,165
Total state tax payments	7,165
Total tax payments	$52,165

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2025 and 2024, which are included in other assets on the accompanying consolidated balance sheets ($ in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Other real estate	$510	$2,293
Accumulated credit losses	46,256	47,416
Deferred compensation	20,124	19,299
Finance and operating lease liabilities	9,927	10,652
Realized built-in losses	6,928	7,679
Securities	3,506	22,294
Pension and other postretirement benefit plans	1,722	1,574
Interest on nonaccrual loans	1,012	1,173
LHFS	150	236
Stock-based compensation	3,446	3,544
Derivatives	—	4,018
Tax credit carryforward	1,393	3,489
State basis differences	3,068	—
Other	9,519	8,745
Gross deferred tax asset	107,561	132,412

Deferred tax liabilities:
Goodwill and other identifiable intangibles	13,851	13,880
Premises and equipment	12,553	14,218
Finance and operating lease right-of-use assets	8,750	9,492
MSR	28,054	29,206
Securities	5,501	3,789
Equipment financing	30,794	8,803
Derivatives	687	—
Other	2,542	2,874
Gross deferred tax liability	102,732	82,262
Net deferred tax asset	$4,829	$50,150

The following table provides a summary of the changes during the calendar years presented in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheets ($ in thousands):

	December 31,
	2025	2024	2023
Balance at beginning of period	$2,878	$2,864	$2,316
Change due to tax positions taken during the current year	1,858	1,497	1,333
Change due to tax positions taken during a prior year	(1,302)	(1,076)	(426)
Change due to the lapse of applicable statute of limitations during the current year	(352)	(407)	(359)
Balance at end of period	$3,082	$2,878	$2,864

Accrued interest, net of federal benefit	$373	$415	$470

Unrecognized tax benefits that would impact the effective tax rate, if recognized	$2,816	$2,579	$2,518

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense. With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2019 and earlier tax years. Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for the Continuing Plan for the periods presented ($ in thousands):

	December 31,
	2025	2024
Change in benefit obligation:
Benefit obligation, beginning of year	$5,531	$5,923
Service cost	36	40
Interest cost	275	246
Actuarial (gain) loss	(23)	(214)
Benefits paid	(1,500)	(464)
Benefit obligation, end of year	$4,319	$5,531

Change in plan assets:
Fair value of plan assets, beginning of year	$2,685	$2,403
Actual return on plan assets	161	233
Employer contributions	299	513
Benefit payments	(1,500)	(464)
Fair value of plan assets, end of year	$1,645	$2,685

Funded status at end of year - net liability	$(2,674)	$(2,846)

Amounts recognized in accumulated other comprehensive loss:
Net (gain) loss - amount recognized	$(574)	$(601)

Actuarial (gain) loss included in benefit obligation:
Change in discount rate	$120	$(344)
Change in mortality table	—	—
Other	(143)	130
Actuarial (gain) loss	$(23)	$(214)

	Years Ended December 31,
	2025	2024	2023
Net periodic benefit cost:
Service cost	$36	$40	$52
Interest cost	275	246	292
Expected return on plan assets	(125)	(96)	(107)
Recognized net (gain) loss due to lump sum settlements	(79)	(13)	25
Recognized net actuarial loss	(7)	—	—
Net periodic benefit cost	$100	$177	$262

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net loss - Total recognized in other comprehensive income (loss)	$27	$(339)	$9
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$127	$(162)	$271

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	4.99%	5.30%	4.67%
Discount rate for net periodic benefit cost	5.30%	4.67%	4.88%
Expected long-term return on plan assets	5.00%	5.00%	5.00%

Plan Assets

The weighted-average asset allocations by asset category are presented below for the Continuing Plan at December 31, 2025 and 2024.

	December 31,
	2025	2024
Money market fund	5.0%	2.0%
Exchange traded funds:
Equity securities	30.0%	33.0%
Fixed income	55.0%	59.0%
International	10.0%	6.0%
Total	100.0%	100.0%

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

The following tables set forth by level, within the fair value hierarchy, the Continuing Plan’s assets measured at fair value at December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Money market fund	$75	$75	$—	$—
Exchange traded funds:
Equity securities	500	500	—	—
Fixed income	905	905	—	—
International	165	165	—	—
Total assets at fair value	$1,645	$1,645	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market fund	$55	$55	$—	$—
Exchange traded funds:
Equity securities	874	874	—	—
Fixed income	1,600	1,600	—	—
International	156	156	—	—
Total assets at fair value	$2,685	$2,685	$—	$—

There have been no changes in the methodologies used in estimating the fair value of plan assets at December 31, 2025. The money market fund approximates fair value due to its immediate maturity.

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

Contributions

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations. Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes. The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is

December 31. For the plan year ending December 31, 2025, Trustmark’s minimum required contribution to the Continuing Plan was $98 thousand and Trustmark contributed $109 thousand. For the plan year ending December 31, 2026, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $91 thousand. Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2026 to determine any additional funding requirements by the plan’s measurement date.

Estimated Future Benefit Payments and Other Disclosures

The following table presents the expected benefit payments, which reflect expected future service, for the Continuing Plan ($ in thousands):

Year	Amount
2026	$624
2027	846
2028	513
2029	374
2030	334
2031 - 2035	1,178

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during 2026 include a gain of $14 thousand.

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	December 31,
	2025	2024
Change in benefit obligation:
Benefit obligation, beginning of year	$38,162	$41,619
Service cost	15	45
Interest cost	1,921	1,851
Actuarial (gain) loss	845	(1,009)
Benefits paid	(3,868)	(4,344)
Benefit obligation, end of year	$37,075	$38,162
Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	3,868	4,344
Benefit payments	(3,868)	(4,344)
Fair value of plan assets, end of year	$—	$—

Funded status at end of year - net liability	$(37,075)	$(38,162)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$7,465	$6,880
Prior service cost	—	15
Amounts recognized	$7,465	$6,895

Actuarial (gain) loss included in benefit obligation:
Change in discount rate	$788	$(1,794)
Change in mortality table	—	—
Other	57	785
Actuarial (gain) loss	$845	$(1,009)

	Years Ended December 31,
	2025	2024	2023
Net periodic benefit cost:
Service cost	$15	$45	$69
Interest cost	1,921	1,851	2,013
Amortization of prior service cost	15	111	111
Recognized net actuarial loss	261	346	284
Net periodic benefit cost	$2,212	$2,353	$2,477

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net (gain) loss	$585	$(1,355)	$479
Amortization of prior service cost	(15)	(111)	(111)
Total recognized in other comprehensive income (loss)	$570	$(1,466)	$368
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,782	$887	$2,845

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	4.99%	5.30%	4.67%
Discount rate for net periodic benefit cost	5.30%	4.67%	4.88%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following table presents the expected benefits payments for Trustmark’s supplemental retirement plans ($ in thousands):

Year	Amount
2026	$3,856
2027	3,687
2028	3,562
2029	3,563
2030	3,465
2031 - 2035	14,656

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during 2026 include a loss of $317 thousand.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of eligible compensation, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan. Trustmark matches 100% of associate contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation, subject to the IRS maximum eligible compensation. Associates are automatically enrolled in the plan at 3% of eligible compensation unless they opt out within 60 days of employment. Associates may become eligible to make elective deferral contributions the first of the month following one month of employment. Eligible associates that elect to participate vest immediately in Trustmark’s matching contributions, as this is a Safe Harbor 401(k) Plan. Trustmark’s contributions to this plan were $10.4 million in 2025, $10.7 million in 2024 and $10.8 million in 2023.

Note 15 – Stock and Incentive Compensation Plans

Trustmark has granted restricted stock units subject to the provisions of the Stock and Incentive Compensation Plan (the Stock Plan). Current outstanding and future grants of restricted stock units are subject to the provisions of the Stock Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors. The Stock Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors. At December 31, 2025, the maximum number of shares of Trustmark’s common stock available for issuance under the Stock Plan was 636,021 shares.

Restricted Stock Grants

Performance Units

Trustmark’s performance units vest over three years and are granted to Trustmark’s executive and senior management teams. Performance units granted vest based on performance goals of return on average tangible equity and total shareholder return. Performance units are valued utilizing a Monte Carlo simulation model to estimate fair value of the units at the grant date. The Monte Carlo simulation is performed by an independent valuation consultant and requires the use of subjective modeling assumptions. These units are amortized using the straight-line method over the requisite service period. These units are granted at 100% of target, yet provide for achievement units if performance measures exceed 100%. The restricted stock agreement for these units provides for dividend privileges, but no voting rights.

The following table summarizes Trustmark’s performance unit activity for the periods presented:

	Years Ended December 31,
	2025		2024		2023
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	208,045	$29.39	174,214	$30.81	148,416	$31.63
Granted	63,392	37.61	80,580	26.67	70,666	29.78
Adjustment for performance factor	47,415	32.64	9,348	30.02	—	—
Released from restriction	(105,951)	32.64	(54,973)	30.02	(39,943)	31.98
Forfeited	(7,674)	30.50	(1,124)	28.32	(4,925)	31.41
Nonvested shares, end of year	205,227	$30.96	208,045	$29.39	174,214	$30.81

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

The following table summarizes Trustmark’s time-based unit activity for the periods presented:

	Years Ended December 31,
	2025		2024		2023
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	372,276	$29.37	358,252	$30.04	312,978	$30.99
Granted	131,224	36.99	167,646	27.27	145,003	28.59
Released from restriction	(123,655)	31.50	(140,637)	28.63	(90,587)	30.90
Forfeited	(17,592)	30.76	(12,985)	28.79	(9,142)	30.72
Nonvested shares, end of year	362,253	$31.34	372,276	$29.37	358,252	$30.04

The following table presents information regarding compensation expense for units under the Stock Plan for the periods presented ($ in thousands):

				At December 31, 2025
	Recognized Compensation Expense			Unrecognized	Weighted Average
	for Years Ended December 31,			Compensation	Life of Unrecognized
	2025	2024	2023	Expense	Compensation Expense
Performance awards	$2,053	$2,827	$1,772	$2,208	1.69
Time-based awards	4,160	4,388	4,383	2,967	1.69
Total	$6,213	$7,215	$6,155	$5,175

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At December 31, 2025 and 2024, Trustmark had unused commitments to extend credit of $4.678 billion and $4.575 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At December 31, 2025 and 2024, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $148.7 million and $110.4 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$29,392	$34,057	$36,838
PCL, off-balance sheet credit exposures	(1,441)	(4,665)	(2,781)
Balance at end of period	$27,951	$29,392	$34,057

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the year ended December 31, 2025 was primarily due to the resolution of the Credit Quality Review qualitative factor coupled with positive credit migration. The decrease in the ACL on off-balance sheet credit exposures for the year ended December 31, 2024 was primarily reflected a decrease in required reserves as a result of changes in the total reserve rate coupled with a decrease in unfunded commitments which was partially offset by an increase in required reserves as a result of implementing the Performance Trend and the External Factor – Credit Quality Review qualitative reserve factors.

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

Note 17 – Shareholders’ Equity

Regulatory Capital

Trustmark and TB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TB and limit Trustmark’s and TB’s ability to pay dividends. At December 31, 2025, Trustmark and TB exceeded all applicable minimum capital standards. In addition, Trustmark and TB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2025. To be categorized in this manner, Trustmark and TB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since December 31, 2025, which Management believes have affected Trustmark’s or TB’s present classification.

The following table provides Trustmark’s and TB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2025 and 2024 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At December 31, 2025:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,814,295	11.72%	7.000%	n/a
Trustmark Bank	1,908,101	12.33%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,874,295	12.11%	8.500%	n/a
Trustmark Bank	1,908,101	12.33%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,231,283	14.41%	10.500%	n/a
Trustmark Bank	2,093,123	13.52%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,874,295	10.18%	4.00%	n/a
Trustmark Bank	1,908,101	10.37%	4.00%	5.00%

At December 31, 2024:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,729,672	11.54%	7.000%	n/a
Trustmark Bank	1,828,044	12.20%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,789,672	11.94%	8.500%	n/a
Trustmark Bank	1,828,044	12.20%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,094,874	13.97%	10.500%	n/a
Trustmark Bank	2,009,544	13.41%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,789,672	9.99%	4.00%	n/a
Trustmark Bank	1,828,044	10.21%	4.00%	5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TB. Prior to declaring or paying a dividend on its common stock, TB must obtain the approval of the MDBCF. In addition, approval by TB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years. In 2026, TB will have available approximately $227.4 million plus its net income for that year to pay as dividends.

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

On December 3, 2024, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2025, under which $100.0 million of Trustmark’s outstanding shares could be acquired through December 31, 2025. Under this authority, Trustmark repurchased 2.2 million shares of its common stock valued at $80.0 million during the year ended December 31, 2025.

On December 2, 2025, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2026, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2026. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased 163 thousand shares of its common stock valued at $6.5 million during January 2026.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables present the net change in the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the years ended December 31, 2025, 2024 and 2023 ($ in thousands). The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss are included in the computation of net periodic benefit cost (see Note 14 – Defined Benefit and Other Postretirement Benefits for additional details). Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits and other expense in the accompanying consolidated statements of income. Reclassification adjustments related to the cash flow hedge derivatives are included in interest and fees on LHFS and LHFI in the accompanying consolidated statements of income.

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Year Ended December 31, 2025
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$61,389	$(15,346)	$46,043
Reclassification adjustment for net (gains) losses realized in net income	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	13,765	(3,441)	10,324
Total securities available for sale and transferred securities	75,154	(18,787)	56,367
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(660)	165	(495)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	15	(4)	11
Recognized net loss due to lump sum settlements	(79)	20	(59)
Change in net actuarial loss	127	(32)	95
Total pension and other postretirement benefit plans	(597)	149	(448)
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	9,299	(2,325)	6,974
Reclassification adjustment for (gain) loss realized in net income	9,521	(2,380)	7,141
Total cash flow hedge derivatives	18,820	(4,705)	14,115
Total other comprehensive income (loss)	$93,377	$(23,343)	$70,034

Year Ended December 31, 2024
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(13,666)	$3,417	$(10,249)
Reclassification adjustment for net (gains) losses realized in net income	182,792	(45,698)	137,094
Change in net unrealized holding loss on securities transferred to held to maturity	14,587	(3,647)	10,940
Total securities available for sale and transferred securities	183,713	(45,928)	137,785
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	1,460	(365)	1,095
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	111	(28)	83
Recognized net loss due to lump sum settlements	(13)	3	(10)
Change in net actuarial loss	248	(62)	186
Total pension and other postretirement benefit plans	1,806	(452)	1,354
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(22,232)	5,558	(16,674)
Reclassification adjustment for (gain) loss realized in net income	18,132	(4,533)	13,599
Total cash flow hedge derivatives	(4,100)	1,025	(3,075)
Total other comprehensive income (loss)	$181,419	$(45,355)	$136,064

Year Ended December 31, 2023
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$50,537	$(12,404)	$38,133
Reclassification adjustment for net (gains) losses realized in net income	(39)	10	(29)
Change in net unrealized holding loss on securities transferred to held to maturity	15,557	(3,889)	11,668
Total securities available for sale and transferred securities	66,055	(16,283)	49,772
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(691)	173	(518)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	111	(28)	83
Recognized net loss due to lump sum settlements	25	(6)	19
Change in net actuarial loss	177	(44)	133
Total pension and other postretirement benefit plans	(378)	95	(283)
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(8,131)	2,033	(6,098)
Reclassification adjustment for (gain) loss realized in net income	16,385	(4,096)	12,289
Total cash flow hedge derivatives	8,254	(2,063)	6,191
Total other comprehensive income (loss)	$73,931	$(18,251)	$55,680

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivative	Total
Balance, January 1, 2023	$(254,442)	$(5,792)	$(15,169)	$(275,403)
Other comprehensive income (loss) before reclassification	49,801	(518)	(6,098)	43,185
Amounts reclassified from accumulated other comprehensive income (loss)	(29)	235	12,289	12,495
Net other comprehensive income (loss)	49,772	(283)	6,191	55,680
Balance, December 31, 2023	(204,670)	(6,075)	(8,978)	(219,723)
Other comprehensive income (loss) before reclassification	691	1,095	(16,674)	(14,888)
Amounts reclassified from accumulated other comprehensive income (loss)	137,094	259	13,599	150,952
Net other comprehensive income (loss)	137,785	1,354	(3,075)	136,064
Balance, December 31, 2024	(66,885)	(4,721)	(12,053)	(83,659)
Other comprehensive income (loss) before reclassification	56,367	(495)	6,974	62,846
Amounts reclassified from accumulated other comprehensive income (loss)	—	47	7,141	7,188
Net other comprehensive income (loss)	56,367	(448)	14,115	70,034
Balance, December 31, 2025	$(10,518)	$(5,169)	$2,062	$(13,625)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the years ended December 31, 2025 and 2024.

	December 31, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$208,948	$208,948	$—	$—
U.S. Government agency obligations	70,849	—	70,849	—
Mortgage-backed securities	1,597,033	—	1,597,033	—
Securities available for sale	1,876,830	208,948	1,667,882	—
LHFS	278,789	—	278,789	—
MSR	131,289	—	—	131,289
Other assets - derivatives	16,235	11	15,226	998
Other liabilities - derivatives	22,832	1,708	21,124	—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$202,669	$202,669	$—	$—
U.S. Government agency obligations	38,807	—	38,807	—
Mortgage-backed securities	1,451,058	—	1,451,058	—
Securities available for sale	1,692,534	202,669	1,489,865	—
LHFS	200,307	—	200,307	—
MSR	139,317	—	—	139,317
Other assets - derivatives	15,397	18	15,150	229
Other liabilities - derivatives	41,355	2,183	39,172	—

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2025	$139,317	$229
Total net (loss) gain included in Mortgage banking, net (1)	(23,080)	4,234
Additions	15,052	—
Sales	—	(3,465)
Balance, December 31, 2025	$131,289	$998

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2025	$(9,840)	$5,049

Balance, January 1, 2024	$131,870	$845
Total net (loss) gain included in Mortgage banking, net (1)	(5,844)	2,229
Additions	13,291	—
Sales	—	(2,845)
Balance, December 31, 2024	$139,317	$229

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2024	$5,801	$1,681
(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at December 31, 2025, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At December 31, 2025, Trustmark had outstanding balances of $24.9 million with a related ACL of $1.2 million in collateral-dependent LHFI, compared to outstanding balances of $37.1 million with a related ACL of $13.7 million in collateral-dependent LHFI at December 31, 2024. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $3.4 million were re-measured during 2025, requiring write-downs of $596 thousand to reach their current fair values compared to $5.5 million of foreclosed assets that were re-measured during 2024, requiring write-downs of $2.2 million.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at December 31, 2025 and 2024 were as follows ($ in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$668,007	$668,007	$567,251	$567,251
Securities held to maturity	1,207,454	1,180,569	1,335,385	1,259,107
Level 3 Inputs:
Net LHFI	13,517,162	13,544,873	12,929,672	12,886,168

Financial Liabilities:
Level 2 Inputs:
Deposits	15,499,784	15,494,681	15,108,175	15,098,854
Federal funds purchased and securities sold under repurchase agreements	445,000	445,000	324,008	324,008
Other borrowings	364,762	364,762	301,541	301,541
Subordinated notes	171,966	176,750	123,702	120,625
Junior subordinated debt securities	61,856	52,964	61,856	49,794

Fair Value Option

Trustmark has elected to account for its LHFS under the fair value option, with interest income on these LHFS reported in interest and fees on LHFS and LHFI. The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income (loss) in mortgage banking, net. The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments. For the year ended December 31, 2025, a net gain of $932 thousand was recorded as noninterest income (loss) in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option compared to a net loss of $2.1 million and a net gain of $2.2 million, respectively, for the years ended December 31, 2024 and 2023. Interest and fees on LHFS and LHFI for the year ended December 31, 2025 included $8.9 million of interest earned on the LHFS accounted for under the fair value option compared to $8.6 million and $7.8 million for the years ended December 31, 2024 and 2023, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $136.3 million and $97.6 million at December 31, 2025 and 2024, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option at December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Fair value of LHFS	$142,485	$102,676
LHFS contractual principal outstanding	143,832	105,322
Fair value less unpaid principal	$(1,347)	$(2,646)

Note 19 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At December 31, 2025, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.630 billion compared to $1.500 billion at December 31, 2024.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $526 thousand, $474 thousand and $57 thousand of amortization expense for the years ended December 31, 2025, 2024 and 2023, respectively. As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. During the next twelve months, Trustmark estimates that $704 thousand will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $345.5 million at December 31, 2025 compared to $311.5 million at December 31, 2024. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $2.6 million, $9.2 million and $6.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $152.0 million at December 31, 2025, with a negative valuation adjustment of $287 thousand, compared to $110.0 million at December 31, 2024, with a positive valuation adjustment of $679 thousand.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income (loss) in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $74.5 million at December 31, 2025, with a positive valuation adjustment of $998 thousand, compared to $52.1 million at December 31, 2024, with a positive valuation adjustment of $229 thousand.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income (loss) in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivatives market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At December 31, 2025, Trustmark had interest rate swaps with an aggregate notional amount of $1.991 billion related to this program, compared to $1.819 billion at December 31, 2024.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At December 31, 2025, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $117 thousand compared to $568 thousand at December 31, 2024. At December 31, 2025 and 2024, Trustmark had posted collateral of $2.2 million and $1.5 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at December 31, 2025, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At December 31, 2025, Trustmark had entered into ten risk participation agreements as a beneficiary with an aggregate notional amount of $113.7 million compared to eleven risk participation agreements as a beneficiary with an aggregate notional amount of $83.9 million at December 31, 2024. At December 31, 2025, Trustmark had entered into twenty-seven risk participation agreements as a guarantor with aggregate notional amounts of $267.9 million compared to twenty-eight risk participation agreements as a guarantor with aggregate notional amounts of $229.1 million at December 31, 2024. The aggregate fair values of these risk participation agreements were immaterial at December 31, 2025 and 2024.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at December 31, 2025 and 2024 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	December 31,
	2025	2024
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets (1)	$3,890	$74
Interest rate floors included in other assets	1,673	1,582
Interest rate swaps included in other liabilities (1)	611	5,958

Derivatives not designated as hedging instruments
Interest rate contracts:
Exchange traded purchased options included in other assets	$11	$18
OTC written options (rate locks) included in other assets	998	229
Interest rate swaps included in other assets (1)	9,654	13,478
Credit risk participation agreements included in other assets	9	16
Futures contracts included in other liabilities	1,661	1,972
Forward contracts included in other liabilities	287	(679)
Exchange traded written options included in other liabilities	47	211
Interest rate swaps included in other liabilities (1)	20,098	33,817
Credit risk participation agreements included in other liabilities	128	76
(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Years Ended December 31,
	2025	2024	2023
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS & LHFI	$(9,521)	$(18,132)	$(16,385)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$7,081	$(13,965)	$(5,281)
Amount of gain (loss) recognized in bank card and other fees	706	135	271

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$6,974	$(16,674)	$(6,098)

Information about financial instruments that are eligible for offset in the consolidated balance sheets at December 31, 2025 and 2024 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of December 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$15,217	$—	$15,217	$(6,271)	$(1,380)	$7,566

Offsetting of Derivative Liabilities
As of December 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$20,709	$—	$20,709	$(6,271)	$(2,200)	$12,238

Offsetting of Derivative Assets
As of December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$15,134	$—	$15,134	$(7,956)	$(2,000)	$5,178

Offsetting of Derivative Liabilities
As of December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$39,775	$—	$39,775	$(7,956)	$(1,460)	$30,359

Note 20 – Segment Information

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

The Insurance Segment is included in discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2024 and 2023. See Note 2 – Discontinued Operations for additional information about discontinued operations.

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

The following tables disclose financial information by reportable segment for the periods presented ($ in thousands):

Year Ended December 31, 2025	General Banking	Wealth Management	Consolidated
Interest income	$936,267	$12,355	$948,622
Interest expense	307,455	5,029	312,484
Funds transfer pricing, net	(2,411)	2,411	—
Net interest income	626,401	9,737	636,138
PCL	12,896	(26)	12,870
Net interest income after PCL	613,505	9,763	623,268
Service charges on deposit accounts	43,477	179	43,656
Bank card and other fees	33,187	195	33,382
Mortgage banking, net	33,082	—	33,082
Wealth management	713	39,399	40,112
Other, net	13,122	286	13,408
Internal allocations	(384)	384	—
Noninterest income (loss)	123,197	40,443	163,640
Salaries and employee benefits	259,869	23,508	283,377
Services and fees	106,670	2,721	109,391
Other segment expenses (1)	117,668	1,794	119,462
Internal allocations	(6,303)	6,303	—
Noninterest expense	477,904	34,326	512,230
Income from continuing operations before income taxes	258,798	15,880	274,678
Income taxes from continuing operations	46,592	3,951	50,543
Consolidated income from continuing operations	$212,206	$11,929	$224,135

Selected Financial Information
Total assets from continuing operations	$18,711,366	$213,845	$18,925,211
Depreciation and amortization from continuing operations	$39,742	$255	$39,997

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

Note 21 – Parent Company Only Financial Information

($ in thousands)

Condensed Balance Sheets	December 31,
	2025	2024
Assets:
Investment in banks	$2,217,339	$2,062,555
Other assets	141,547	86,907
Total Assets	$2,358,886	$2,149,462

Liabilities and Shareholders' Equity:
Accrued expense	$3,387	$1,577
Subordinated notes	171,966	123,702
Junior subordinated debt securities	61,856	61,856
Shareholders' equity	2,121,677	1,962,327
Total Liabilities and Shareholders' Equity	$2,358,886	$2,149,462

Condensed Statements of Income	Years Ended December 31,
	2025	2024	2023
Revenue:
Dividends received from banks	$155,440	$82,536	$67,189
Earnings of subsidiaries over distributions	78,537	148,884	106,388
Other income	156	165	163
Total Revenue	234,133	231,585	173,740
Expense:
Other expense	9,998	8,576	8,251
Total Expense	9,998	8,576	8,251
Net Income	$224,135	$223,009	$165,489

Condensed Statements of Cash Flows	Years Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$224,135	$223,009	$165,489
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in investment in subsidiaries	(78,537)	(148,884)	(106,388)
Other	605	(835)	(797)
Net cash from operating activities	146,203	73,290	58,304

Financing Activities:
Net proceeds from subordinated notes	171,936	—	—
Payment of subordinated notes	(125,000)	—	—
Common stock dividends	(58,456)	(56,790)	(56,653)
Repurchase and retirement of common stock	(80,036)	(7,499)	—
Net cash from financing activities	(91,556)	(64,289)	(56,653)
Net change in cash and cash equivalents	54,647	9,001	1,651
Cash and cash equivalents at beginning of year	86,512	77,511	75,860
Cash and cash equivalents at end of year	$141,159	$86,512	$77,511

Trustmark paid income taxes of $52.2 million in 2025, $21.5 million in 2024 and $38.8 million in 2023. Trustmark (parent company only) paid interest of $4.5 million in 2025, 2024 and 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2025.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2025, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2025 was audited by Crowe LLP, Fort Lauderdale, Florida, (U.S. PCAOB Auditor Firm I.D.: 173), an independent registered public accounting firm, as stated in their report appearing in the section captioned “Report of Independent Registered Public Accounting Firm” included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Changes in Internal Control over Financial Reporting

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

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of Trustmark’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Trustmark’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Information about Executive Officers of Trustmark” in Part I. Item 1. – Business, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to Trustmark Corporation’s (Trustmark’s) Proxy Statement (Schedule 14A) for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM. 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1. Financial Statements

The report of Crowe LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation (Trustmark) and subsidiaries are included in the Registrant’s 2025 Annual Report on Form 10-K and are incorporated into Part II. Item 8. – Financial Statements and Supplementary Data herein by reference:

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023

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

Exhibit 4 Company Contribution in Respect of the Year Ending December 31, 2025 to the Trustmark Corporation Deferred Compensation Plan. Filed February 19, 2025, as Exhibit 10-aa to Trustmark's Form 10-K Annual Report, incorporated herein by reference. *

10-ab	Exhibit 5 Company Contribution in Respect of the Year Ending December 31, 2026 to the Trustmark Corporation Deferred Compensation Plan. *

10-ac	Form of Performance Unit Agreement for Associate (under the Stock and Incentive Compensation Plan).*

19	Trustmark Corporation Insider Trading Policy.

21	List of Subsidiaries.

23	Consent of Crowe LLP.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* - Denotes management contract.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey
Duane A. Dewey
President and Chief Executive Officer

DATE:	February 23, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	February 23, 2026	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE:	February 23, 2026	BY:	/s/ Augustus L. Collins
Augustus L. Collins, Director

DATE:	February 23, 2026	BY:	/s/ George T. Chambers, Jr.
George T. Chambers, Jr., Principal Accounting Officer

DATE:	February 23, 2026	BY:	/s/ Tracy T. Conerly
Tracy T. Conerly, Director

DATE:	February 23, 2026	BY:	/s/ Duane A. Dewey
Duane A. Dewey, President, Chief Executive Officer and Director

DATE:	February 23, 2026	BY:	/s/ Marcelo Eduardo
Marcelo Eduardo, Director

DATE:	February 23, 2026	BY:	/s/ J. Clay Hays, Jr., M.D.
J. Clay Hays, Jr., M.D., Director

DATE:	February 23, 2026	BY:	/s/ Gerard R. Host
Gerard R. Host, Chair and Director

DATE:	February 23, 2026	BY:	/s/ Harris V. Morrissette
Harris V. Morrissette, Director

DATE:	February 23, 2026	BY:	/s/ Thomas C. Owens
Thomas C. Owens, Treasurer and Principal Financial Officer

DATE:	February 23, 2026	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE:	February 23, 2026	BY:	/s/ Lea B. Turnipseed
Lea B. Turnipseed, Director

DATE:	February 23, 2026	BY:	/s/ William G. Yates III
William G. Yates III, Director