Form 10-Q
period 2026-03-31
TRUSTMARK CORP
filed 2026-05-06
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, there were 58,605,547 shares outstanding of the registrant’s common stock (no par value).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$526,593	$668,007
Securities available for sale, at fair value (amortized cost: $1,896,135-2026 $1,842,444-2025; allowance for credit losses (ACL): $0-2026; $0-2025)	1,913,835	1,876,830
Securities held to maturity, net of ACL of $0 (fair value: $1,127,076-2026; $1,180,569-2025)	1,159,676	1,207,454
Loans held for sale (LHFS)	291,122	278,789
Loans held for investment (LHFI)	13,877,971	13,674,233
Less ACL, LHFI	160,431	157,071
Net LHFI	13,717,540	13,517,162
Premises and equipment, net	227,134	225,658
Mortgage servicing rights (MSR)	136,796	131,289
Goodwill	334,605	334,605
Other real estate, net	7,316	6,957
Operating lease right-of-use assets	32,702	32,152
Other assets	640,005	646,308
Total Assets	$18,987,324	$18,925,211

Liabilities
Deposits:
Noninterest-bearing	$3,095,696	$3,036,504
Interest-bearing	12,616,812	12,463,280
Total deposits	15,712,508	15,499,784
Federal funds purchased	385,000	445,000
Other borrowings	292,532	364,762
Subordinated notes	172,042	171,966
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	26,003	27,951
Operating lease liabilities	36,819	36,250
Other liabilities	171,419	195,965
Total Liabilities	16,858,179	16,803,534

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 58,679,730 shares - 2026; 59,012,423 shares - 2025	12,226	12,296
Capital surplus	62,051	81,951
Retained earnings	2,082,304	2,041,055
Accumulated other comprehensive income (loss), net of tax	(27,436)	(13,625)
Total Shareholders' Equity	2,129,145	2,121,677
Total Liabilities and Shareholders' Equity	$18,987,324	$18,925,211

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Interest Income
Interest and fees on LHFS & LHFI	$202,142	$199,245
Interest on securities:
Taxable	26,781	26,056
Other interest income	3,147	3,846
Total Interest Income	232,070	229,147
Interest Expense
Interest on deposits	62,719	67,718
Interest on federal funds purchased and securities sold under repurchase agreements	3,975	4,298
Other interest expense	4,817	5,076
Total Interest Expense	71,511	77,092
Net Interest Income	160,559	152,055
Provision for credit losses (PCL), LHFI	4,688	8,125
PCL, off-balance sheet credit exposures	(1,948)	(2,831)
Net Interest Income After PCL	157,819	146,761
Noninterest Income
Service charges on deposit accounts	10,654	10,636
Bank card and other fees	7,988	7,664
Mortgage banking, net	8,934	8,771
Wealth management	10,393	9,543
Other, net	4,376	5,970
Total Noninterest Income	42,345	42,584
Noninterest Expense
Salaries and employee benefits	74,242	68,492
Services and fees	27,944	26,247
Net occupancy - premises	7,826	7,385
Equipment expense	6,998	6,308
Other expense	15,149	15,579
Total Noninterest Expense	132,159	124,011
Income Before Income Taxes	68,005	65,334
Income taxes	11,890	11,701
Net Income	$56,115	$53,633

Earnings Per Share (EPS)
Basic EPS	$0.95	$0.88
Diluted EPS	$0.95	$0.88

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income per consolidated statements of income	$56,115	$53,633
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(12,515)	24,450
Change in net unrealized holding loss on securities transferred to held to maturity	2,219	2,569
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	—	3
Recognized net (gain) loss due to lump sum settlement	—	(38)
Change in net actuarial loss	64	54
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(4,280)	5,909
Reclassification adjustment for (gain) loss realized in net income	701	2,010
Other comprehensive income (loss), net of tax	(13,811)	34,957
Comprehensive income	$42,304	$88,590

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2026	59,012,423	$12,296	$81,951	$2,041,055	$(13,625)	$2,121,677
Net income per consolidated statements of income	—	—	—	56,115	—	56,115
Other comprehensive income (loss), net of tax	—	—	—	—	(13,811)	(13,811)
Common stock dividends paid ($0.25 per share)	—	—	—	(14,866)	—	(14,866)
Common stock issued-net, long-term incentive plan	144,364	30	(3,114)	—	—	(3,084)
Repurchase and retirement of common stock	(477,057)	(100)	(19,704)	—	—	(19,804)
Compensation expense, long-term incentive plan	—	—	2,918	—	—	2,918
Balance, March 31, 2026	58,679,730	$12,226	$62,051	$2,082,304	$(27,436)	$2,129,145

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity (continued)

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2025	61,008,023	$12,711	$157,899	$1,875,376	$(83,659)	$1,962,327
Net income per consolidated statements of income	—	—	—	53,633	—	53,633
Other comprehensive income (loss), net of tax	—	—	—	—	34,957	34,957
Common stock dividends paid ($0.24 per share)	—	—	—	(14,732)	—	(14,732)
Common stock issued-net, long-term incentive plan	133,628	28	(2,443)	—	—	(2,415)
Repurchase and retirement of common stock	(423,240)	(88)	(14,926)	—	—	(15,014)
Compensation expense, long-term incentive plan	—	—	2,471	—	—	2,471
Balance, March 31, 2025	60,718,411	$12,651	$143,001	$1,914,277	$(48,702)	$2,021,227

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income per consolidated statements of income	$56,115	$53,633
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	2,740	5,294
Depreciation and amortization	9,643	8,571
Net (accretion) amortization of securities	(6,718)	(5,912)
Gains on sales of loans, net	(4,785)	(4,252)
Compensation expense, long-term incentive plan	2,918	2,471
Deferred income tax provision (benefit)	2,135	(1,050)
Proceeds from sales of loans held for sale	294,903	260,005
Purchases and originations of loans held for sale	(299,517)	(245,760)
Originations of mortgage servicing rights	(4,650)	(3,068)
Earnings on bank-owned life insurance	(1,872)	(1,865)
Net change in other assets	7,979	24,872
Net change in other liabilities	(26,564)	(12,430)
Other operating activities, net	(5,225)	1,909
Net cash from operating activities	27,102	82,418

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	50,682	23,738
Proceeds from maturities, prepayments and calls of securities available for sale	43,278	52,559
Purchases of securities available for sale	(90,197)	(58,955)
Net proceeds from bank-owned life insurance	(189)	644
Net change in member bank stock	3,037	(2,374)
Net change in LHFI	(207,454)	(156,339)
Purchases of premises and equipment	(6,480)	(1,772)
Proceeds from sales of premises and equipment	—	3,229
Proceeds from sales of other real estate	1,858	801
Purchases of software	(2,805)	(2,511)
Investments in tax credit and other partnerships	(98)	(2,655)
Net cash from investing activities	(208,368)	(143,635)

Financing Activities
Net change in deposits	212,724	(27,471)
Net change in federal funds purchased and securities sold under repurchase agreements	(60,000)	36,072
Net change in short-term borrowings	(75,001)	105,000
Payments under finance lease obligations	(117)	(112)
Common stock dividends	(14,866)	(14,732)
Repurchase and retirement of common stock	(19,804)	(15,014)
Shares withheld to pay taxes, long-term incentive plan	(3,084)	(2,415)
Net cash from financing activities	39,852	81,328

Net change in cash and cash equivalents	(141,414)	20,111
Cash and cash equivalents at beginning of period	668,007	567,251
Cash and cash equivalents at end of period	$526,593	$587,362

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2025 (2025 Annual Report).

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2026 and December 31, 2025 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$219,987	$1,902	$(156)	$221,733	$30,804	$—	$(52)	$30,752
U.S. Government agency obligations	71,095	328	(1,168)	70,255	—	—	—	—
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	42,232	60	(2,095)	40,197	12,733	3	(419)	12,317
Issued by FNMA and FHLMC	1,203,412	24,501	(12,933)	1,214,980	359,768	337	(9,022)	351,083
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	90,748	—	(4,535)	86,213
Commercial mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	359,409	7,798	(537)	366,670	665,623	72	(18,984)	646,711
Total	$1,896,135	$34,589	$(16,889)	$1,913,835	$1,159,676	$412	$(33,012)	$1,127,076

	Securities Available for Sale				Securities Held to Maturity
December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Securities	$205,282	$3,666	$—	$208,948	$30,615	$185	$—	$30,800
U.S. Government agency obligations	70,924	609	(684)	70,849	—	—	—	—
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	40,425	106	(1,996)	38,535	13,154	22	(393)	12,783
Issued by FNMA and FHLMC	1,165,292	33,836	(11,369)	1,187,759	372,311	2,070	(7,812)	366,569
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	96,667	—	(4,233)	92,434
Commercial mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	360,521	10,698	(480)	370,739	694,707	73	(16,797)	677,983
Total	$1,842,444	$48,915	$(14,529)	$1,876,830	$1,207,454	$2,350	$(29,235)	$1,180,569

During 2022, Trustmark reclassified a total of $766.0 million of securities available for sale to securities held to maturity. At the date of these transfers, the net unrealized holding loss on the available for sale securities totaled $91.9 million ($68.9 million, net of tax). The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of these transfers. At March 31, 2026, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets totaled $34.1 million compared to $36.3 million at December 31, 2025.

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

At both March 31, 2026 and December 31, 2025, the results of the analysis did not identify any securities that warranted DCF analysis, and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At March 31, 2026, accrued interest receivable totaled $6.3 million for securities available for sale compared to $5.9 million December 31, 2025 and was reported in other assets on the accompanying consolidated balance sheets.

Securities Held to Maturity

At March 31, 2026 and December 31, 2025, Trustmark identified no securities held to maturity with the potential for credit loss exposure. After applying appropriate analysis, the total amount of current expected credit losses was zero at March 31, 2026 and December 31, 2025. No reserve was recorded at either March 31, 2026 or December 31, 2025.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At both March 31, 2026 and December 31, 2025, accrued interest receivable totaled $2.1 million for securities held to maturity and was reported in other assets on the accompanying consolidated balance sheets.

At both March 31, 2026 and December 31, 2025, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments or classified as nonaccrual.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Aaa	$51,891	$52,405
Aa1 to Aa3	1,107,785	1,155,049
Total	$1,159,676	$1,207,454

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded segregated by length of impairment at March 31, 2026 and December 31, 2025 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2026	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$44,028	$(208)	$—	$—	$44,028	$(208)
U.S. Government agency obligations	30,668	(592)	15,912	(576)	46,580	(1,168)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	13,956	(97)	23,228	(2,417)	37,184	(2,514)
Issued by FNMA and FHLMC	430,506	(2,350)	193,183	(19,605)	623,689	(21,955)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	86,213	(4,535)	86,213	(4,535)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	68,097	(375)	638,408	(19,146)	706,505	(19,521)
Total	$587,255	$(3,622)	$956,944	$(46,279)	$1,544,199	$(49,901)

December 31, 2025
U.S. Government agency obligations	$3,905	$(14)	$40,952	$(670)	$44,857	$(684)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	5,925	(18)	26,946	(2,371)	32,871	(2,389)
Issued by FNMA and FHLMC	91,230	(234)	205,163	(18,947)	296,393	(19,181)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	92,434	(4,233)	92,434	(4,233)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	739,436	(17,277)	739,436	(17,277)
Total	$101,060	$(266)	$1,104,931	$(43,498)	$1,205,991	$(43,764)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Securities Gains and Losses

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains (losses), net. During the three months ended March 31, 2026 and 2025, there were no gross realized gains or losses as a result of calls and dispositions of securities.

Securities Pledged

Securities with a carrying value of $1.792 billion and $1.709 billion at March 31, 2026 and December 31, 2025, respectively, were pledged to collateralize public deposits and for other purposes as permitted by law. At both March 31, 2026 and December 31, 2025, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2026, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$40,950	$41,130	$—	$—
Due after one year through five years	48,844	49,423	30,804	30,752
Due after five years through ten years	201,288	201,435	—	—
	291,082	291,988	30,804	30,752
Mortgage-backed securities	1,605,053	1,621,847	1,128,872	1,096,324
Total	$1,896,135	$1,913,835	$1,159,676	$1,127,076

Note 3 – LHFI and ACL, LHFI

At March 31, 2026 and December 31, 2025, LHFI consisted of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Loans secured by real estate:
Construction, land development and other land	$560,143	$549,353
Other secured by 1-4 family residential properties	712,532	704,514
Secured by nonfarm, nonresidential properties	3,289,115	3,304,523
Other real estate secured	2,079,222	2,124,272
Other loans secured by real estate:
Other construction	645,555	595,238
Secured by 1-4 family residential properties	2,347,195	2,351,675
Commercial and industrial loans	2,166,425	1,999,464
Consumer loans	159,443	163,754
State and other political subdivision loans	1,059,624	1,061,584
Other commercial loans and leases	858,717	819,856
LHFI	13,877,971	13,674,233
Less ACL	160,431	157,071
Net LHFI	$13,717,540	$13,517,162

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At March 31, 2026 and December 31, 2025, accrued interest receivable for LHFI totaled $64.6 million and $64.1 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheets.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At March 31, 2026, Trustmark’s geographic loan distribution was concentrated primarily in its six key market regions: Alabama, Florida, Georgia, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended March 31, 2026 and 2025.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$150	$304	$—
Other secured by 1-4 family residential properties	417	8,407	532
Secured by nonfarm, nonresidential properties	8,848	12,465	—
Other real estate secured	234	395	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	3,189	68,556	2,405
Commercial and industrial loans	—	4,956	—
Consumer loans	—	391	808
Other commercial loans and leases	764	1,245	—
Total	$13,602	$96,719	$3,745

	December 31, 2025
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$156	$355	$—
Other secured by 1-4 family residential properties	715	8,991	520
Secured by nonfarm, nonresidential properties	2,105	5,579	—
Other real estate secured	234	399	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	3,414	64,293	3,133
Commercial and industrial loans	145	3,615	—
Consumer loans	—	385	449
State and other political subdivision loans	—	—	995
Other commercial loans and leases	764	774	—
Total	$7,533	$84,391	$5,097

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$176	$—	$104	$280	$559,863	$560,143
Other secured by 1-4 family residential properties	4,485	2,381	3,307	10,173	702,359	712,532
Secured by nonfarm, nonresidential properties	356	742	10,869	11,967	3,277,148	3,289,115
Other real estate secured	26	—	316	342	2,078,880	2,079,222
Other loans secured by real estate:
Other construction	—	—	—	—	645,555	645,555
Secured by 1-4 family residential properties	14,329	5,412	32,228	51,969	2,295,226	2,347,195
Commercial and industrial loans	2,592	280	1,369	4,241	2,162,184	2,166,425
Consumer loans	1,485	522	822	2,829	156,614	159,443
State and other political subdivision loans	—	—	—	—	1,059,624	1,059,624
Other commercial loans and leases	562	—	—	562	858,155	858,717
Total	$24,011	$9,337	$49,015	$82,363	$13,795,608	$13,877,971

	December 31, 2025
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$786	$139	$—	$925	$548,428	$549,353
Other secured by 1-4 family residential properties	6,118	1,238	3,868	11,224	693,290	704,514
Secured by nonfarm, nonresidential properties	1,798	185	3,829	5,812	3,298,711	3,304,523
Other real estate secured	1	—	316	317	2,123,955	2,124,272
Other loans secured by real estate:
Other construction	—	—	—	—	595,238	595,238
Secured by 1-4 family residential properties	19,838	8,340	34,838	63,016	2,288,659	2,351,675
Commercial and industrial loans	2,828	352	1,014	4,194	1,995,270	1,999,464
Consumer loans	2,109	402	453	2,964	160,790	163,754
State and other political subdivision loans	8	—	995	1,003	1,060,581	1,061,584
Other commercial loans and leases	4	15	—	19	819,837	819,856
Total	$33,490	$10,671	$45,313	$89,474	$13,584,759	$13,674,233

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

	Three Months Ended March 31, 2026
	Term Extension	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$755	0.11%
Other loans secured by real estate:
Secured by 1-4 family residential properties	4,047	0.17%
Total	$4,802	0.03%

	Three Months Ended March 31, 2025
	Payment Delay	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$747	$747	0.11%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	2,190	2,190	0.09%
Commercial and industrial loans	12,467	—	12,467	0.71%
Total	$12,467	$2,937	$15,404	0.12%

The following tables detail the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods presented:

Three Months Ended March 31, 2026
Financial Effect
Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties	Modified three loans and twelve lines of credit to amortize over 24 month terms
Other loans secured by real estate:
Secured by 1-4 family residential properties	Reamortized twenty-two loans with term adjusted by weighted average of 40 months

Three Months Ended March 31, 2025
Financial Effect
	Payment Delay	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified one loan and eleven lines of credit to amortize over 24 month terms
Other loans secured by real estate:
Secured by 1-4 family residential properties		Re-amortized twelve loans with term adjusted by weighted-average of 29 months
Commercial and industrial loans	Eight monthly interest payments deferred

At March 31, 2026, Trustmark had no unused commitments on modified loans to borrowers experiencing financial difficulty compared to immaterial unused commitments on modified loans to borrowers experiencing financial difficulty at March 31, 2025.

For all loans modified in the previous twelve months to borrowers experiencing financial difficulty, Trustmark had payment defaults during the three months ended March 31, 2026 on $511 thousand of loans in the commercial and industrial portfolio that had received payment delay modifications and $91 thousand and $1.5 million of loans in the secured by 1-4 family residential properties and other secured by 1-4 family residential properties, respectively, that had received a term extension modification. During the three months ended March 31, 2025, Trustmark had term extension balances of $201 thousand in the other secured by 1-4 family residential properties portfolio and payment delay balances of $18.7 million in the commercial and industrial loans portfolio that had a payment default and were modified within the twelve months prior to that default to borrowers experiencing financial difficulty.

Trustmark has utilized loans 90 days or more past due to define payment default in determining modified loans that have subsequently defaulted. If Trustmark determines that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off against the ACL, LHFI.

Trustmark closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide details of the performance of such LHFI that have been modified in the preceding twelve months as of March 31, 2026 and 2025 ($ in thousands):

	March 31, 2026
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$110	$43	$58	$211	$2,660	$2,871
Other real estate secured	—	—	—	—	15,000	$15,000
Other loans secured by real estate:
Secured by 1-4 family residential properties	824	261	1,497	2,582	11,197	13,779
Commercial and industrial loans	—	—	511	511	—	511
Total	$934	$304	$2,066	$3,304	$28,857	$32,161

	March 31, 2025
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$339	$85	$201	$625	$2,347	$2,972
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	2,316	2,316
Commercial and industrial loans	—	—	18,675	18,675	—	18,675
Total	$339	$85	$18,876	$19,300	$4,663	$23,963

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$150	$—	$—	$150
Other secured by 1-4 family residential properties	542	—	—	542
Secured by nonfarm, nonresidential properties	8,848	—	—	8,848
Other real estate secured	15,234	—	—	15,234
Other loans secured by real estate:
Secured by 1-4 family residential properties	3,189	—	—	3,189
Commercial and industrial loans	—	1,121	2,071	3,192
Consumer loans	—	—	95	95
Other commercial loans and leases	—	475	765	1,240
Total	$27,963	$1,596	$2,931	$32,490

	December 31, 2025
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$156	$—	$—	$156
Other secured by 1-4 family residential properties	848	—	—	848
Secured by nonfarm, nonresidential properties	2,531	—	—	2,531
Other real estate secured	15,234	—	—	15,234
Other loans secured by real estate:
Secured by 1-4 family residential properties	3,414	—	—	3,414
Commercial and industrial loans	—	1,554	250	1,804
Consumer loans	—	—	103	103
Other commercial loans and leases	—	—	764	764
Total	$22,183	$1,554	$1,117	$24,854

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
•
Commercial and industrial loans – Loans within this loan class are primarily secured by inventory, accounts receivables, equipment and other non-real estate collateral. During the first quarter of 2026, two relationships had a decrease in collateral value that secures the credits. There have been no other significant changes to the collateral that secures these financial assets during the period.
•
Consumer loans – Loans within this loan class are secured by non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.
•
State and other political subdivision loans – Loans within this loan class are secured by liens on real estate properties or other non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.
•
Other commercial loans and leases – Loans and leases within this loan class are secured by non-real estate collateral. During the first quarter of 2026, one relationship had a decrease in collateral value that secures the credit. There have been no other significant changes to the collateral that secures these financial assets during the period.

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

The tables below present the amortized cost basis of loans by credit quality indicator, class of loans and year of origination, renewal or major modification based on analyses performed at March 31, 2026 and December 31, 2025 ($ in thousands):

	Term Loans by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
As of March 31, 2026	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$89,388	$272,571	$55,371	$14,437	$11,982	$6,192	$45,009	$494,950
Special Mention - RR 7	26	—	—	—	—	9	—	35
Substandard - RR 8	58	3,304	1,345	—	200	—	—	4,907
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	89,472	275,875	56,716	14,437	12,182	6,201	45,009	499,892
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$12,660	$40,313	$21,499	$16,728	$16,581	$19,719	$8,866	$136,366
Special Mention - RR 7	—	—	61	90	250	79	—	480
Substandard - RR 8	13	215	—	116	1,131	582	15	2,072
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	12,673	40,528	21,560	16,934	17,962	20,380	8,881	138,918
Current period gross charge-offs	—	—	—	—	—	—	—	—

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$235,882	$809,331	$384,959	$306,149	$542,954	$689,423	$134,242	$3,102,940
Special Mention - RR 7	21,116	—	8,803	5,726	56	223	—	35,924
Substandard - RR 8	96	36,946	9,275	2,496	36,796	62,665	1,977	150,251
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	257,094	846,277	403,037	314,371	579,806	752,311	136,219	3,289,115
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Pass - RR 1 through RR 6	$50,404	$231,983	$163,880	$661,389	$584,764	$197,516	$43,836	$1,933,772
Special Mention - RR 7	—	—	—	—	25,376	—	—	25,376
Substandard - RR 8	—	82	—	22,369	69,577	27,163	252	119,443
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	50,404	232,065	163,880	683,758	679,717	224,679	44,088	2,078,591
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
As of March 31, 2026	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$44,744	$154,201	$290,915	$127,581	$23,774	$—	$4,340	$645,555
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	44,744	154,201	290,915	127,581	23,774	—	4,340	645,555
Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial loans:
Pass - RR 1 through RR 6	$164,855	$762,735	$281,109	$156,338	$79,586	$50,939	$616,947	$2,112,509
Special Mention - RR 7	9	597	12,359	2,772	93	8	3,471	19,309
Substandard - RR 8	834	4,461	237	11,230	2,025	745	14,997	34,529
Doubtful - RR 9	10	7	40	—	4	1	16	78
Total	165,708	767,800	293,745	170,340	81,708	51,693	635,431	2,166,425
Current period gross charge-offs	—	(48)	(314)	(63)	(252)	(93)	(141)	(911)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$24,086	$318,512	$104,392	$62,750	$167,677	$365,838	$16,369	$1,059,624
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	24,086	318,512	104,392	62,750	167,677	365,838	16,369	1,059,624
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$71,111	$300,634	$113,543	$108,502	$3,612	$51,491	$202,032	$850,925
Special Mention - RR 7	—	—	2,254	53	19	—	57	2,383
Substandard - RR 8	—	11	1,635	2,232	337	161	1,031	5,407
Doubtful - RR 9	—	—	2	—	—	—	—	2
Total	71,111	300,645	117,434	110,787	3,968	51,652	203,120	858,717
Current period gross charge-offs	—	—	(15)	—	—	—	—	(15)

Total commercial LHFI	$715,292	$2,935,903	$1,451,679	$1,500,958	$1,566,794	$1,472,754	$1,093,457	$10,736,837
Total commercial LHFI gross charge-offs	$—	$(48)	$(329)	$(63)	$(252)	$(93)	$(141)	$(926)

	Term Loans by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
As of March 31, 2026	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$2,677	$36,742	$8,720	$7,378	$2,045	$2,415	$—	$59,977
Past due 30-89 days	—	—	—	170	—	—	—	170
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	50	—	54	—	104
Total	2,677	36,742	8,720	7,598	2,045	2,469	—	60,251
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$7,128	$15,155	$15,710	$13,529	$5,020	$12,132	$491,104	$559,778
Past due 30-89 days	—	—	115	719	20	343	4,272	5,469
Past due 90 days or more	—	—	—	29	—	—	503	532
Nonaccrual	—	6	38	104	48	444	7,195	7,835
Total	7,128	15,161	15,863	14,381	5,088	12,919	503,074	573,614
Current period gross charge-offs	—	—	—	—	—	(17)	(589)	(606)

Other real estate secured:
Current	$—	$457	$138	$—	$—	$36	$—	$631
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	457	138	—	—	36	—	631
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other loans secured by real estate:
Secured by 1-4 family residential properties:
Current	$74,061	$317,745	$215,577	$187,293	$698,793	$768,446	$—	$2,261,915
Past due 30-89 days	—	790	3	1,916	4,848	6,762	—	14,319
Past due 90 days or more	—	—	—	1,136	898	371	—	2,405
Nonaccrual	—	499	778	13,647	34,381	19,251	—	68,556
Total	74,061	319,034	216,358	203,992	738,920	794,830	—	2,347,195
Current period gross charge-offs	—	—	(5)	(64)	(211)	(38)	—	(318)

Consumer loans:
Current	$16,032	$40,303	$24,972	$6,094	$6,859	$6,853	$55,145	$156,258
Past due 30-89 days	385	357	141	119	35	11	938	1,986
Past due 90 days or more	16	57	1	3	2	—	729	808
Nonaccrual	—	141	66	136	28	17	3	391
Total	16,433	40,858	25,180	6,352	6,924	6,881	56,815	159,443
Current period gross charge-offs	(1,106)	(118)	(114)	(29)	—	—	(469)	(1,836)

Total consumer LHFI	$100,299	$412,252	$266,259	$232,323	$752,977	$817,135	$559,889	$3,141,134
Total consumer LHFI gross charge-offs	$(1,106)	$(118)	$(119)	$(93)	$(211)	$(55)	$(1,058)	$(2,760)

Total LHFI	$815,591	$3,348,155	$1,717,938	$1,733,281	$2,319,771	$2,289,889	$1,653,346	$13,877,971
Total current period gross charge-offs	$(1,106)	$(166)	$(448)	$(156)	$(463)	$(148)	$(1,199)	$(3,686)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$326,423	$70,948	$16,432	$17,197	$7,610	$1,664	$47,981	$488,255
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	3,308	1,409	—	602	85	—	—	5,404
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	329,731	72,357	16,432	17,799	7,695	1,664	47,981	493,659
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$42,929	$22,620	$18,353	$18,748	$19,248	$3,294	$7,497	$132,689
Special Mention - RR 7	—	25	—	349	85	—	—	459
Substandard - RR 8	299	272	319	747	546	296	16	2,495
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	43,228	22,917	18,672	19,844	19,879	3,590	7,513	135,643
Current period gross charge-offs	—	—	—	(3)	(122)	—	—	(125)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$817,790	$434,506	$348,386	$614,738	$334,813	$427,591	$145,497	$3,123,321
Special Mention - RR 7	—	1,298	23,975	284	—	1,124	—	26,681
Substandard - RR 8	38,224	9,304	2,537	39,015	29,540	33,821	1,979	154,420
Doubtful - RR 9	—	—	—	—	—	1	—	1
Total	856,014	445,108	374,898	654,037	364,353	462,537	147,476	3,304,423
Current period gross charge-offs	—	—	—	—	—	(2,026)	—	(2,026)

Other real estate secured:
Pass - RR 1 through RR 6	$290,854	$139,454	$613,122	$678,691	$115,394	$80,235	$61,191	$1,978,941
Special Mention - RR 7	—	—	—	25,376	—	—	—	25,376
Substandard - RR 8	—	—	22,392	69,577	332	26,843	163	119,307
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	290,854	139,454	635,514	773,644	115,726	107,078	61,354	2,123,624
Current period gross charge-offs	—	(4)	—	—	—	—	—	(4)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$122,237	$275,146	$173,752	$23,284	$—	$—	$819	$595,238
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	122,237	275,146	173,752	23,284	—	—	819	595,238
Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial loans:
Pass - RR 1 through RR 6	$803,487	$303,777	$172,506	$88,388	$39,304	$20,251	$523,797	$1,951,510
Special Mention - RR 7	4,522	602	14,230	119	49	77	15,816	35,415
Substandard - RR 8	2,059	377	470	3,245	683	434	5,173	12,441
Doubtful - RR 9	7	42	16	6	—	1	26	98
Total	810,075	304,798	187,222	91,758	40,036	20,763	544,812	1,999,464
Current period gross charge-offs	—	(708)	(982)	(4,016)	(432)	(6,389)	(486)	(13,013)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$300,564	$109,516	$64,228	$180,530	$97,517	$286,979	$22,250	$1,061,584
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	300,564	109,516	64,228	180,530	97,517	286,979	22,250	1,061,584
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$311,342	$125,090	$113,861	$4,356	$4,352	$55,946	$198,576	$813,523
Special Mention - RR 7	—	414	362	—	—	—	—	776
Substandard - RR 8	14	1,725	1,917	369	462	29	1,038	5,554
Doubtful - RR 9	—	3	—	—	—	—	—	3
Total	311,356	127,232	116,140	4,725	4,814	55,975	199,614	819,856
Current period gross charge-offs	—	(54)	—	(116)	—	(50)	—	(220)

Total commercial LHFI	$3,064,059	$1,496,528	$1,586,858	$1,765,621	$650,020	$938,586	$1,031,819	$10,533,491
Total commercial LHFI gross charge-offs	$—	$(766)	$(982)	$(4,135)	$(554)	$(8,465)	$(486)	$(15,388)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$30,069	$9,491	$10,191	$2,500	$1,198	$1,638	$—	$55,087
Past due 30-89 days	—	222	321	—	—	1	—	544
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	9	—	54	—	—	63
Total	30,069	9,713	10,521	2,500	1,252	1,639	—	55,694
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$22,785	$18,105	$13,944	$5,352	$4,352	$8,656	$481,812	$555,006
Past due 30-89 days	321	189	643	36	1	509	3,632	5,331
Past due 90 days or more	—	—	—	—	2	—	518	520
Nonaccrual	26	39	124	49	145	192	7,439	8,014
Total	23,132	18,333	14,711	5,437	4,500	9,357	493,401	568,871
Current period gross charge-offs	—	(10)	—	(56)	—	(31)	(714)	(811)

Secured by nonfarm, nonresidential properties:
Current	$100	$—	$—	$—	$—	$—	$—	$100
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	100	—	—	—	—	—	—	100
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Current	$466	$141	$—	$—	$—	$41	$—	$648
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	466	141	—	—	—	41	—	648
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties:
Current	$325,999	$227,009	$193,722	$712,091	$408,534	$395,901	$—	$2,263,256
Past due 30-89 days	—	167	3,670	9,108	4,949	3,100	—	20,994
Past due 90 days or more	—	—	866	1,598	134	534	—	3,132
Nonaccrual	505	901	13,238	31,622	10,713	7,314	—	64,293
Total	326,504	228,077	211,496	754,419	424,330	406,849	—	2,351,675
Current period gross charge-offs	—	—	(619)	(1,276)	(142)	(74)	—	(2,111)

Consumer loans:
Current	$54,959	$27,573	$7,898	$7,587	$6,892	$239	$55,321	$160,469
Past due 30-89 days	597	228	143	31	13	—	1,440	2,452
Past due 90 days or more	28	32	17	1	—	—	370	448
Nonaccrual	117	43	155	36	23	2	9	385
Total	55,701	27,876	8,213	7,655	6,928	241	57,140	163,754
Current period gross charge-offs	(4,847)	(494)	(474)	(114)	(24)	(26)	(2,459)	(8,438)

Total consumer LHFI	$435,972	$284,140	$244,941	$770,011	$437,010	$418,127	$550,541	$3,140,742
Total consumer LHFI gross charge-offs	$(4,847)	$(504)	$(1,093)	$(1,446)	$(166)	$(131)	$(3,173)	$(11,360)

Total LHFI	$3,500,031	$1,780,668	$1,831,799	$2,535,632	$1,087,030	$1,356,713	$1,582,360	$13,674,233
Total current period gross charge-offs	$(4,847)	$(1,270)	$(2,075)	$(5,581)	$(720)	$(8,596)	$(3,659)	$(26,748)

Past Due LHFS

LHFS past due 90 days or more totaled $116.4 million and $98.9 million at March 31, 2026 and December 31, 2025, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2026 or 2025.

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

The state and other political subdivision loans and the other commercial loans and leases portfolio segments primarily consist of loans to non-depository financial institutions, such as mortgage companies, finance companies and other financial intermediaries, loans to state and political subdivisions, and loans to non-profit and charitable organizations. These loans are underwritten based on the specific nature or purpose of the loan and underlying collateral with special consideration given to the specific source of repayment for the loan. The lease segment primarily consists of commercial equipment finance leases. Trustmark’s credit underwriting process for equipment finance leases includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both lessees and guarantors as reflected in current and detailed financial information and evaluation of underlying collateral to support the credit.

During the first quarter of 2026, as part of Trustmark's ongoing model monitoring procedures, the annual loss driver analysis was performed. The analysis resulted in changes in the loss drivers for eight discounted cash-flow models and two WARM models. These changes were a result of incorporating data through 2025 coupled with updating the peer group as a result of acquisitions that occurred during 2025. Collectively, these changes enhanced the statistical relationship between the selected loss drivers and historical loss experience, resulting in improved model alignment with observed credit performance. All models were validated by a third party before implementation.

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

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers at March 31, 2026 and December 31, 2025:

Portfolio Segment	Loan Class	Loan Pool	Methodology	Loss Drivers
Loans secured by real estate	Construction, land development and other land	1-4 family residential construction	DCF	BBB 7-10 US CBI, National HPI (1)
		Lots and development	DCF	National HPI, Southern Unemployment (1)
		Unimproved land	DCF	National HPI, Southern Unemployment (1)
		All other consumer	DCF	BBB 7-10 US CBI (2), Southern Unemployment (1)
	Other secured by 1-4 family residential properties	Consumer 1-4 family - 1st liens	DCF	National HPI, Southern Unemployment
		All other consumer	DCF	BBB 7-10 US CBI (2), Southern Unemployment (1)
		Nonresidential owner-occupied	DCF	Southern Unemployment, BBB 7-10 US CBI (4)
	Secured by nonfarm, nonresidential properties	Nonowner-occupied - hotel/motel	DCF	BBB 7-10 US CBI (4), National Unemployment (5)
		Nonowner-occupied - office	DCF	BBB 7-10 US CBI (4), National Unemployment (5)
		Nonowner-occupied- Retail	DCF	BBB 7-10 US CBI (4), National Unemployment (5)
		Nonowner-occupied - senior living/nursing homes	DCF	BBB 7-10 US CBI (4), National Unemployment (5)
		Nonowner-occupied - all other	DCF	BBB 7-10 US CBI (4), National Unemployment (5)
		Nonresidential owner-occupied	DCF	BBB 7-10 US CBI (4), Southern Unemployment
	Other real estate secured	Nonresidential nonowner -occupied - apartments	DCF	BBB 7-10 US CBI (4), National Unemployment (5)
		Nonresidential owner-occupied	DCF	BBB 7-10 US CBI (4), Southern Unemployment
		Nonowner-occupied - all other	DCF	BBB 7-10 US CBI (4), National Unemployment (5)
Other loans secured by real estate	Other construction	Other construction	DCF	National Unemployment, BBB 7-10 US CBI, (4)
	Secured by 1-4 family residential properties	Trustmark mortgage	WARM	Southern Unemployment, National HPI (5)
Commercial and industrial loans	Commercial and industrial loans	Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data
		Equipment finance loans	WARM	Southern Unemployment, BBB 7-10 US CBI (3)
		Credit cards	WARM	Trustmark call report data
Consumer loans	Consumer loans	Credit cards	WARM	Trustmark call report data
		Overdrafts	Loss Rate	Trustmark historical data
		All other consumer	DCF	BBB 7-10 US CBI (2), Southern Unemployment (1)
State and other political subdivision loans	State and other political subdivision loans	Obligations of state and political subdivisions	DCF	Moody's Bond Default Study
Other commercial loans and leases	Other commercial loans and leases	Other loans	DCF	BBB 7-10 US CBI, Southern Unemployment
		Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data
		Equipment finance leases	WARM	Southern Unemployment, BBB 7-10 US CBI (3)

(1) Loss driver was National Unemployment at December 31, 2025.

(2) Loss driver was National HPI at December 31, 2025.

(3) Loss driver was National GDP at December 31, 2025.

(4) Loss driver was National CRE Price Index at December 31, 2025.

(5) Loss driver was Southern Unemployment at December 31, 2025.

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

Trustmark determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools.  To the extent the lives of the loans in the LHFI portfolio extend beyond this forecast period, Trustmark uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans.  The econometric models currently in production reflect segment or pool level sensitivities of PD to changes in macroeconomic variables.  By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of Trustmark’s assets, as required by FASB ASC Topic 326.  Under stable forecasts, these linear regressions will reasonably predict a pool’s PD.  However, upon the occurrence of events that generate significant economic instability (such as the COVID-19 pandemic), the macroeconomic variables used for reasonable and supportable forecasting can change rapidly and the econometric models, which are sensitive to similar future levels of PD, may not produce reasonably representative results.

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all current input variables, including: Southern Unemployment, National Unemployment, National Home Price Index (HPI) and the BBB 7-10 Year US Corporate Bond Index (CBI). The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th percentiles, respectively. These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range. Additionally, when periods have a PD or LGD at or near zero as a result of the improving macroeconomic forecasts, Management implemented PD and LGD floors to account for the risk associated with each portfolio. The PD and LGD floors are based on Trustmark’s historical loss experience and applied at a portfolio level.

Qualitative factors used in the ACL methodology include the following:

•
Lending policies and procedures
•
Economic conditions and concentrations of credit

•
Nature and volume of the portfolio
•
Performance trends
•
External factors

While all these factors are incorporated into the overall methodology, only three are currently considered active at March 31, 2026: (i) economic conditions and concentrations of credit, (ii) nature and volume of the portfolio, and (iii) performance trends.

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

The nature and volume of the portfolio qualitative factor is utilized for a sub-pool of the secured by 1-4 family residential properties due to its significant size as well as the underlying nature being different. The nature and volume of the portfolio qualitative factor utilizes a WARM methodology that uses Trustmark’s historical data for the assumptions to support the qualitative adjustment. Trustmark’s historical data is used to develop a PD based on credit score ranges initially set up as well as using the same LGD value from the mortgage sale that occurred in 2024 along with the same weighted average life assumption utilized to determine the credit mark on this portfolio. The sub-pool of credits is then aggregated into the appropriate credit score bands in which a weighted average loss rate is calculated based on the PD and LGD for each credit score range. This weighted average loss rate is then applied to the expected balance for the sub-segment of credits. This total is then used as the qualitative reserve adjustment.

The external factors qualitative factor is Management’s best judgment on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology (e.g., natural disasters, changes in legislation, impacts due to technology and pandemics). During 2024, Trustmark activated the External Factor – Credit Quality Review qualitative factor. This qualitative factor ensures reserve adequacy for collectively evaluated commercial loans that may not have been identified and downgraded timely for various reasons. This qualitative factor population is all commercial loans risk rated 1-5. These loans are then applied to the historical average of the Watch/Special Mention rated percentage. Then the balance of these loans are applied additional reserves based on the same reserve rates utilized in the performance trends qualitative factor for Watch/Special Mention rated loans. Then the Watch/Special Mention population is applied the historical Substandard rated percentage and then subsequently applied the Substandard reserve rate utilized in the performance trends qualitative factor as well. The historical Watch/Special Mention and Substandard rated percentage averages captures the weighted average life of the commercial loan portfolio. Thus, Trustmark will allocate additional reserves to capture the proportion of potential Watch/Special Mention and Substandard rated credits that may not have been categorized as such at any given point in time through the life of the commercial loan portfolio.

During the third quarter of 2025, Management determined that the risk related to delayed identification and downgrading of commercial loans had sufficiently diminished and, as a result, resolved the External Factor – Credit Quality Review qualitative factor and released the associated reserves.

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$7,257	$7,257	$150	559,993	$560,143
Other secured by 1-4 family residential properties	91	14,386	14,477	542	711,990	712,532
Secured by nonfarm, nonresidential properties	—	31,093	31,093	8,848	3,280,267	3,289,115
Other real estate secured	—	18,187	18,187	15,234	2,063,988	2,079,222
Other loans secured by real estate:
Other construction	—	4,695	4,695	—	645,555	645,555
Secured by 1-4 family residential properties	—	43,949	43,949	3,189	2,344,006	2,347,195
Commercial and industrial loans	1,139	23,661	24,800	3,192	2,163,233	2,166,425
Consumer loans	95	6,042	6,137	95	159,348	159,443
State and other political subdivision loans	—	773	773	—	1,059,624	1,059,624
Other commercial loans and leases	96	8,967	9,063	1,240	857,477	858,717
Total	$1,421	$159,010	$160,431	$32,490	$13,845,481	$13,877,971

	December 31, 2025
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$6,632	$6,632	$156	$549,197	$549,353
Other secured by 1-4 family residential properties	99	13,485	13,584	848	703,666	704,514
Secured by nonfarm, nonresidential properties	141	35,042	35,183	2,531	3,301,992	3,304,523
Other real estate secured	—	20,410	20,410	15,234	2,109,038	2,124,272
Other loans secured by real estate:
Other construction	—	4,889	4,889	—	595,238	595,238
Secured by 1-4 family residential properties	—	41,087	41,087	3,414	2,348,261	2,351,675
Commercial and industrial loans	811	19,758	20,569	1,804	1,997,660	1,999,464
Consumer loans	103	5,740	5,843	103	163,651	163,754
State and other political subdivision loans	—	865	865	—	1,061,584	1,061,584
Other commercial loans and leases	—	8,009	8,009	764	819,092	819,856
Total	$1,154	$155,917	$157,071	$24,854	$13,649,379	$13,674,233

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$157,071	$160,270
Loans charged-off	(3,686)	(3,701)
Recoveries	2,358	2,316
Net (charge-offs) recoveries	(1,328)	(1,385)
PCL, LHFI	4,688	8,125
Balance at end of period	$160,431	$167,010

The following tables detail changes in the ACL, LHFI by loan class for the periods presented ($ in thousands):

	Three Months Ended March 31, 2026
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$6,632	$—	$30	$595	$7,257
Other secured by 1-4 family residential properties	13,584	(606)	97	1,402	14,477
Secured by nonfarm, nonresidential properties	35,183	—	26	(4,116)	31,093
Other real estate secured	20,410	—	—	(2,223)	18,187
Other loans secured by real estate:
Other construction	4,889	—	—	(194)	4,695
Secured by 1-4 family residential properties	41,087	(318)	45	3,135	43,949
Commercial and industrial loans	20,569	(911)	348	4,794	24,800
Consumer loans	5,843	(1,836)	1,801	329	6,137
State and other political subdivision loans	865	—	—	(92)	773
Other commercial loans and leases	8,009	(15)	11	1,058	9,063
Total	$157,071	$(3,686)	$2,358	$4,688	$160,431

The PCL, LHFI for the three months ended March 31, 2026 was primarily due to loan growth, credit migration and net adjustments to the qualitative factors.

The negative PCL, LHFI for the secured by nonfarm, nonresidential properties, other real estate and other construction secured portfolios for the three months ended March 31, 2026 was primarily due to changes in the macroeconomic forecast, positive credit migration and a decline in loan balances.

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

The PCL, LHFI for the construction, land development and other land, other secured by 1-4 family residential properties, secured by nonfarm, nonresidential properties, other real estate secured, secured by 1-4 family residential properties, consumer loans, state and other political subdivision loans and other commercial loans and leases portfolios for the three months ended March 31, 2025 was primarily due to changes in the macroeconomic forecast, coupled with net adjustments to the qualitative factors due to credit migration and modeling assumption updates to utilize bank historical data and loan growth.

The negative PCL, LHFI for the other construction and commercial and industrial loans portfolios for the three months ended March 31, 2025 was primarily due to segmentation migration and a decline in loan balances.

Note 4 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$131,289	$139,317
Origination of servicing assets	4,650	3,068
Change in fair value:
Due to market changes	3,962	(5,928)
Due to run-off	(3,105)	(2,062)
Balance at end of period	$136,796	$134,395

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At March 31, 2026, the fair value of the MSR included an assumed average prepayment speed of 9 CPR and an average discount rate of 10.67% compared to an assumed average prepayment speed of 9 CPR and an average discount rate of 10.65% at March 31, 2025.

Mortgage Loans Serviced/Sold

During the first three months of 2026 and 2025, Trustmark sold $290.1 million and $255.8 million, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $4.8 million for the first three months of 2026 compared to $4.3 million for the first three months of 2025.

The table below details the mortgage loans sold and serviced for others at March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Federal National Mortgage Association	$4,727,728	$4,745,556
Government National Mortgage Association	3,906,503	3,872,151
Federal Home Loan Mortgage Corporation	339,149	314,383
Other	30,359	23,872
Total mortgage loans sold and serviced for others	$9,003,739	$8,955,962

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expense is included in other expense. Trustmark had no mortgage loan servicing putback expense for the three months ended March 31, 2026 and 2025. At both March 31, 2026 and 2025, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 5 – Other Real Estate

At March 31, 2026, Trustmark’s geographic other real estate distribution was concentrated in its Alabama, Mississippi and Tennessee market regions. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these regions.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$6,957	$5,917
Additions	2,342	3,438
Disposals	(1,920)	(878)
(Write-downs) recoveries	(63)	(129)
Balance at end of period	$7,316	$8,348

Gains (losses), net on the sale of other real estate included in other real estate expense	$(62)	$(77)

At March 31, 2026 and December 31, 2025, other real estate by type of property consisted of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Construction, land development and other land properties	$148	$63
1-4 family residential properties	3,297	3,871
Nonfarm, nonresidential properties	2,242	1,273
Other real estate properties	1,629	1,750
Total other real estate	$7,316	$6,957

At March 31, 2026 and December 31, 2025, other real estate by geographic location consisted of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Alabama	$1,356	$409
Mississippi (1)	5,033	5,621
Tennessee (2)	927	927
Total other real estate	$7,316	$6,957
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At March 31, 2026, the balance of other real estate included $3.3 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $3.9 million at December 31, 2025. At March 31, 2026 and December 31, 2025, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $7.4 million and $8.1 million, respectively.

Note 6 – Leases

Lessor Arrangements

Trustmark leases certain types of machinery and equipment to its customers through sales-type and direct financing leases as part of its equipment financing portfolio. At March 31, 2026, these leases have remaining lease terms of two to nine years, some of which include renewal options and/or options for the lessee to purchase the leased property near or at the end of the lease term. Trustmark recognized interest income from its sales-type and direct financing leases of $5.6 million for the three months ended March 31, 2026, compared to

$3.6 million for the three months ended March 31, 2025. Trustmark does not have any significant operating leases in which it is the lessor.

The table below summarizes the components of Trustmark's net investment in its sales-type and direct financing leases for the periods presented ($ in thousands):

	March 31, 2026	December 31, 2025
Leases receivable	$470,944	$442,096
Unearned income	(69,647)	(68,283)
Initial direct costs	3,488	3,236
Unguaranteed lease residual	29,729	24,360
Total net investment	$434,514	$401,409

The table below details the minimum future lease payments for Trustmark's leases receivable at March 31, 2026 ($ in thousands):

March 31, 2026
2026 (excluding the three months ended March 31, 2026)	$69,396
2027	106,258
2028	95,855
2029	77,865
2030	53,375
Thereafter	68,195
Lease receivable	$470,944

Lessee Arrangements

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Finance leases:
Amortization of right-of-use assets	$113	$113
Interest on lease liabilities	30	34
Operating lease cost	1,352	1,341
Short-term lease cost	159	165
Variable lease cost	233	219
Sublease income	(68)	(59)
Net lease cost	$1,819	$1,813

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Finance leases:
Operating cash flows included in operating activities	$30	$34
Financing cash flows included in payments under finance lease obligations	117	112

Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	1,333	1,315
Operating cash flows (liability reduction) included in other operating activities, net	979	976

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Finance lease right-of-use assets, net of accumulated depreciation	$2,733	$2,847
Finance lease liabilities	3,341	3,458
Operating lease right-of-use assets	32,702	32,152
Operating lease liabilities	36,819	36,250

Weighted-average lease term:
Finance leases	6.11 years	6.36 years
Operating leases	8.70 years	8.69 years

Weighted-average discount rate:
Finance leases	3.61%	3.61%
Operating leases	4.07%	4.04%

At March 31, 2026, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2026 (excluding the three months ended March 31, 2026)	$442	$3,992
2027	594	5,301
2028	599	5,061
2029	633	4,900
2030	644	4,881
Thereafter	810	20,284
Total minimum lease payments	3,722	44,419
Less imputed interest	(381)	(7,600)
Lease liabilities	$3,341	$36,819

Note 7 – Deposits

At March 31, 2026 and December 31, 2025, deposits consisted of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Noninterest-bearing demand	$3,095,696	$3,036,504
Interest-bearing demand	8,163,002	8,020,354
Savings	987,454	970,161
Time	3,466,356	3,472,765
Total	$15,712,508	$15,499,784

Note 8 – Revenue from Contracts with Customers

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other expense. Other real estate sales for the three months ended March 31, 2026 resulted in a net loss of $62 thousand, compared to a net loss of $77 thousand for the three months ended March 31, 2025.

The following tables present noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$10,585	$—	$10,585	$10,615	$—	$10,615
Bank card and other fees	7,094	863	7,957	7,380	245	7,625
Mortgage banking, net	—	8,934	8,934	—	8,771	8,771
Wealth management	153	—	153	181	—	181
Other, net	2,574	1,609	4,183	5,413	409	5,822
Total noninterest income	$20,406	$11,406	$31,812	$23,589	$9,425	$33,014

Wealth Management Segment
Service charges on deposit accounts	$69	$—	$69	$21	$—	$21
Bank card and other fees	31	—	31	39	—	39
Wealth management	10,240	—	10,240	9,362	—	9,362
Other, net	97	96	193	52	96	148
Total noninterest income	$10,437	$96	$10,533	$9,474	$96	$9,570

Consolidated
Service charges on deposit accounts	$10,654	$—	$10,654	$10,636	$—	$10,636
Bank card and other fees	7,125	863	7,988	7,419	245	7,664
Mortgage banking, net	—	8,934	8,934	—	8,771	8,771
Wealth management	10,393	—	10,393	9,543	—	9,543
Other, net	2,671	1,705	4,376	5,465	505	5,970
Total noninterest income	$30,843	$11,502	$42,345	$33,063	$9,521	$42,584
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

Note 9 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plan

Trustmark maintains a noncontributory tax-qualified defined benefit pension plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the Continuing Plan) to satisfy commitments made by Trustmark to associates covered through plans obtained in acquisitions.

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Service cost	$7	$9
Interest cost	50	69
Expected return on plan assets	(19)	(32)
Recognized net (gain) loss due to lump sum settlements	—	(50)
Recognized net actuarial (gain) loss	(3)	(2)
Net periodic benefit cost	$35	$(6)

For the plan year ending December 31, 2026, Trustmark’s minimum required contribution to the Continuing Plan is $91 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2026 to determine any additional funding requirements by the plan’s measurement date, which is December 31.

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Service cost	$2	$4
Interest cost	451	495
Amortization of prior service cost	—	4
Recognized net actuarial loss	88	73
Net periodic benefit cost	$541	$576

Note 10 – Stock and Incentive Compensation

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

The following tables summarize the Stock Plan activity for the period presented:

	Three Months Ended March 31, 2026
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	205,227	362,253
Granted	63,691	133,144
Adjustment for performance factor	43,619	—
Released from restriction	(110,712)	(102,518)
Forfeited	—	(1,631)
Nonvested units, end of period	201,825	391,248

The following table presents information regarding compensation expense for units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Performance units	$392	$493
Time-vested units	2,526	1,978
Total compensation expense	$2,918	$2,471

Note 11 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At March 31, 2026 and 2025, Trustmark had unused commitments to extend credit of $4.448 billion and $4.387 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At March 31, 2026 and 2025, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $158.6 million and $117.9 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Management utilizes a performance trends qualitative factor for unfunded commitments. The same assumptions are applied in this calculation that the funded balances utilize with the addition of using the funding rates on the unfunded commitments. The performance trends qualitative factor reserve is then added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures.

During 2024, Management implemented the External Factor – Credit Quality Review qualitative factor for unfunded commitments. The same assumptions were applied in this calculation that the funded balances utilized with the addition of using the funding rates on the unfunded commitments. The External Factor – Credit Quality Review qualitative factor reserve was then added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures. During the third quarter of 2025, Management determined that the risk related to delayed identification and downgrading of commercial loans had sufficiently diminished and, as a result, resolved the External Factor – Credit Quality Review qualitative factor and released the associated reserves.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$27,951	$29,392
PCL, off-balance sheet credit exposures	(1,948)	(2,831)
Balance at end of period	$26,003	$26,561

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the three months ended March 31, 2026 was primarily due to a decrease in unfunded commitments and changes to the macroeconomic forecast and was partially offset by adjustments to the qualitative factors.

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

Note 12 – EPS

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Basic shares	58,832	60,800
Dilutive shares	236	249
Diluted shares	59,068	61,049

Weighted-average antidilutive stock awards are excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Weighted-average antidilutive stock awards	42	35

Note 13 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense paid on deposits and borrowings	$68,774	$78,198
Noncash transfers from loans to other real estate	2,342	3,438
Operating right-of-use assets resulting from lease liabilities	1,548	195

Note 14 – Shareholders’ Equity

Regulatory Capital

Trustmark and TB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2025 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TB and limit Trustmark’s and TB’s ability to pay dividends. As of March 31, 2026, Trustmark and TB exceeded all applicable minimum capital standards. In addition, Trustmark and TB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2026. To be categorized in this manner, Trustmark and TB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since March 31, 2026, which Management believes have affected Trustmark’s or TB’s present classification.

The following table provides Trustmark’s and TB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2026 and December 31, 2025 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At March 31, 2026:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,835,118	11.70%	7.00%	n/a
Trustmark Bank	1,923,825	12.27%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,895,118	12.09%	8.50%	n/a
Trustmark Bank	1,923,825	12.27%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,253,594	14.37%	10.50%	n/a
Trustmark Bank	2,110,259	13.46%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,895,118	10.19%	4.00%	n/a
Trustmark Bank	1,923,825	10.35%	4.00%	5.00%

At December 31, 2025:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,814,295	11.72%	7.00%	n/a
Trustmark Bank	1,908,101	12.33%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,874,295	12.11%	8.50%	n/a
Trustmark Bank	1,908,101	12.33%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,231,283	14.41%	10.50%	n/a
Trustmark Bank	2,093,123	13.52%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,874,295	10.18%	4.00%	n/a
Trustmark Bank	1,908,101	10.37%	4.00%	5.00%

Stock Repurchase Program

On December 3, 2024, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2025, under which $100.0 million of Trustmark’s outstanding shares could be acquired through December 31, 2025. Under this authority, Trustmark repurchased 2.2 million shares of its common stock valued at $80.0 million during the twelve months ended December 31, 2025.

On December 2, 2025, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2026, under which $100.0 million of Trustmark’s outstanding shares could be acquired through December 31, 2026. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased 477 thousand shares of its common stock valued at $19.8 million during the three months ended March 31, 2026.

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

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(16,686)	$4,171	$(12,515)	$32,599	$(8,149)	$24,450
Reclassification adjustment for net (gains) losses realized in net income	—	—	—	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	2,959	(740)	2,219	3,425	(856)	2,569
Total securities available for sale and transferred securities	(13,727)	3,431	(10,296)	36,024	(9,005)	27,019
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	—	—	—	4	(1)	3
Recognized net loss due to lump sum settlements	—	—	—	(50)	12	(38)
Change in net actuarial loss	85	(21)	64	71	(17)	54
Total pension and other postretirement benefit plans	85	(21)	64	25	(6)	19
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(5,707)	1,427	(4,280)	7,879	(1,970)	5,909
Reclassification adjustment for (gain) loss realized in net income	935	(234)	701	2,680	(670)	2,010
Total cash flow hedge derivatives	(4,772)	1,193	(3,579)	10,559	(2,640)	7,919
Total other comprehensive income (loss)	$(18,414)	$4,603	$(13,811)	$46,608	$(11,651)	$34,957

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2026	$(10,518)	$(5,169)	$2,062	$(13,625)
Other comprehensive income (loss) before reclassification	(10,296)	—	(4,280)	(14,576)
Amounts reclassified from accumulated other comprehensive income (loss)	—	64	701	765
Net other comprehensive income (loss)	(10,296)	64	(3,579)	(13,811)
Balance at March 31, 2026	$(20,814)	$(5,105)	$(1,517)	$(27,436)

Balance at January 1, 2025	$(66,885)	$(4,721)	$(12,053)	$(83,659)
Other comprehensive income (loss) before reclassification	27,019	—	5,909	32,928
Amounts reclassified from accumulated other comprehensive income (loss)	—	19	2,010	2,029
Net other comprehensive income (loss)	27,019	19	7,919	34,957
Balance at March 31, 2025	$(39,866)	$(4,702)	$(4,134)	$(48,702)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the three months ended March 31, 2026 and the year ended December 31, 2025.

	March 31, 2026
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$221,733	$221,733	$—	$—
U.S. Government agency obligations	70,255	—	70,255	—
Mortgage-backed securities	1,621,847	—	1,621,847	—
Securities available for sale	1,913,835	221,733	1,692,102	—
LHFS	291,122	—	291,122	—
MSR	136,796	—	—	136,796
Other assets - derivatives	12,444	19	11,538	887
Other liabilities - derivatives	25,786	5,578	20,208	—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$208,948	$208,948	$—	$—
U.S. Government agency obligations	70,849	—	70,849	—
Mortgage-backed securities	1,597,033	—	1,597,033	—
Securities available for sale	1,876,830	208,948	1,667,882	—
LHFS	278,789	—	278,789	—
MSR	131,289	—	—	131,289
Other assets - derivatives	16,235	11	15,226	998
Other liabilities - derivatives	22,832	1,708	21,124	—

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2026	$131,289	$998
Total net (loss) gain included in Mortgage banking, net (1)	857	656
Additions	4,650	—
Sales	—	(767)
Balance, March 31, 2026	$136,796	$887

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2026	$3,962	$1,336

Balance, January 1, 2025	$139,317	$229
Total net (loss) gain included in Mortgage banking, net (1)	(7,990)	748
Additions	3,068	—
Sales	—	(189)
Balance, March 31, 2025	$134,395	$788

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2025	$(5,928)	$345

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at March 31, 2026, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At March 31, 2026, Trustmark had outstanding balances of $32.5 million with a related ACL of $1.4 million in collateral-dependent LHFI, compared to outstanding balances of $24.9 million with a related ACL of $1.2 million in collateral-dependent LHFI at December 31, 2025. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $481 thousand were re-measured during the first three months of 2026, requiring write-downs of $112 thousand to reach their current fair values compared to $533 thousand of foreclosed assets that were re-measured during the first three months of 2025, requiring write-downs of $111 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at March 31, 2026 and December 31, 2025, are as follows ($ in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$526,593	$526,593	$668,007	$668,007
Securities held to maturity	1,159,676	1,127,076	1,207,454	1,180,569
Level 3 Inputs:
Net LHFI	13,717,540	13,739,998	13,517,162	13,544,873

Financial Liabilities:
Level 2 Inputs:
Deposits	15,712,508	15,704,201	15,499,784	15,494,681
Federal funds purchased and securities sold under repurchase agreements	385,000	385,000	445,000	445,000
Other borrowings	292,532	292,532	364,762	364,762
Subordinated notes	172,042	175,000	171,966	176,750
Junior subordinated debt securities	61,856	52,578	61,856	52,964

Fair Value Option

Trustmark has elected to account for its LHFS under the fair value option, with interest income on these LHFS reported in interest and fees on LHFS and LHFI. The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three months ended March 31, 2026, a net loss of $1.8 million was recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to a net gain of $643 thousand for the three months ended March 31, 2025. Interest and fees on LHFS and LHFI for the three months ended March 31, 2026 included $2.2 million of interest earned on LHFS accounted for under the fair value option, compared to $1.9 million for the three months ended March 31, 2025. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $139.2 million and $136.3 million at March 31, 2026 and December 31, 2025, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and ACL, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option at March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Fair value of LHFS	$151,930	$142,485
LHFS contractual principal outstanding	151,576	143,832
Fair value less unpaid principal	$354	$(1,347)

Note 16 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At March 31, 2026, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.560 billion compared to $1.630 billion at December 31, 2025.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $123 thousand of amortization expense for the three months ended March 31, 2026, compared to $130 thousand of amortization expense for the three months ended March 31, 2025. As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. During the next twelve months, Trustmark estimates that $2.5 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $338.0 million at March 31, 2026 compared to $345.5 million at December 31, 2025. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $96 thousand and $581 thousand for the three months ended March 31, 2026 and 2025, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $197.0 million at March 31, 2026, with a positive valuation adjustment of $1.6 million, compared to $152.0 million, with a negative valuation adjustment of $287 thousand, at December 31, 2025.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $110.9 million at March 31, 2026, with a positive valuation adjustment of $887 thousand, compared to $74.5 million, with a positive valuation adjustment of $998 thousand, at December 31, 2025.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivatives market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At March 31, 2026, Trustmark had interest rate swaps with an aggregate notional amount of $1.996 billion related to this program, compared to $1.991 billion at December 31, 2025.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At March 31, 2026, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements totaled $688 thousand compared to $117 thousand at December 31, 2025. At March 31, 2026 and December 31, 2025, Trustmark had posted collateral of $1.3 million and $2.2 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at March 31, 2026, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At March 31, 2026, Trustmark had entered into ten risk participation agreements as a beneficiary with aggregate notional amounts of $118.7 million compared to ten risk participation agreements as a beneficiary with an aggregate notional amount of $113.7 million at December 31, 2025. At March 31, 2026, Trustmark had entered into twenty-six risk participation agreements as a guarantor with aggregate notional amounts of $324.6 million compared to twenty-seven risk participation agreements as a guarantor with aggregate notional amounts of $267.9 million at December 31, 2025. The aggregate fair values of these risk participation agreements were immaterial at both March 31, 2026 and December 31, 2025.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at March 31, 2026 and December 31, 2025 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate contracts:
Interest rate swaps included in other assets (1)	$1,866	$3,890
Interest rate floors included in other assets	1,361	1,673
Interest rate swaps included in other liabilities (1)	2,605	611

Derivatives not designated as hedging instruments:
Interest rate contracts:
Exchange traded purchased options included in other assets	$19	$11
OTC written options (rate locks) included in other assets	887	998
Interest rate swaps included in other assets (1)	8,300	9,654
Credit risk participation agreements included in other assets	11	9
Futures contracts included in other liabilities	5,265	1,661
Forward contracts included in other liabilities	(1,573)	287
Exchange traded written options included in other liabilities	313	47
Interest rate swaps included in other liabilities (1)	19,024	20,098
Credit risk participation agreements included in other liabilities	152	128

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended March 31,
	2026	2025
Derivatives designated as hedging instruments:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS and LHFI	$(935)	$(2,680)

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$(2,308)	$4,715
Amount of gain (loss) recognized in bank card and other fees	370	(88)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Derivatives designated as hedging instruments:
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(4,280)	$5,909

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of March 31, 2026 and December 31, 2025 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of March 31, 2026
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$11,527	$—	$11,527	$(5,275)	$(380)	$5,872

Offsetting of Derivative Liabilities
As of March 31, 2026
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$21,629	$—	$21,629	$(5,275)	$(1,300)	$15,054

Offsetting of Derivative Assets
As of December 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$15,217	$—	$15,217	$(6,271)	$(1,380)	$7,566

Offsetting of Derivative Liabilities
As of December 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$20,709	$—	$20,709	$(6,271)	$(2,200)	$12,238

Note 17 – Segment Information

Trustmark’s management reporting structure includes two segments: General Banking and Wealth Management. For a complete overview of Trustmark’s operating segments, see Note 20 – Segment Information included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2025 Annual Report.

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

The following tables disclose financial information by reportable segment for the periods presented ($ in thousands):

Three Months Ended March 31, 2026	General Banking	Wealth Management	Consolidated
Interest income	$228,981	$3,089	$232,070
Interest expense	70,083	1,428	71,511
Funds transfer pricing, net	(1,259)	1,259	—
Net interest income	157,639	2,920	160,559
PCL	2,513	227	2,740
Net interest income after PCL	155,126	2,693	157,819
Service charges on deposit accounts	10,585	69	10,654
Bank card and other fees	7,957	31	7,988
Mortgage banking, net	8,934	—	8,934
Wealth management	153	10,240	10,393
Other, net	4,279	97	4,376
Internal allocations	(96)	96	—
Noninterest income	31,812	10,533	42,345
Salaries and employee benefits	68,096	6,146	74,242
Services and fees	27,249	695	27,944
Other segment expenses (1)	29,436	537	29,973
Internal allocations	(1,881)	1,881	—
Noninterest expense	122,900	9,259	132,159
Income before income taxes	64,038	3,967	68,005
Income taxes	10,906	984	11,890
Consolidated net income	$53,132	$2,983	$56,115

Selected Financial Information
Total assets	$18,774,135	$213,189	$18,987,324
Depreciation and amortization	$9,578	$65	$9,643

(1)
Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Three Months Ended March 31, 2025	General Banking	Wealth Management	Consolidated
Interest income	$226,158	$2,989	$229,147
Interest expense	76,297	795	77,092
Funds transfer pricing, net	460	(460)	—
Net interest income	150,321	1,734	152,055
PCL	5,297	(3)	5,294
Net interest income after PCL	145,024	1,737	146,761
Service charges on deposit accounts	10,615	21	10,636
Bank card and other fees	7,625	39	7,664
Mortgage banking, net	8,771	—	8,771
Wealth management	181	9,362	9,543
Other, net	5,918	52	5,970
Internal allocations	(96)	96	—
Noninterest income	33,014	9,570	42,584
Salaries and employee benefits	62,871	5,621	68,492
Services and fees	25,599	648	26,247
Other segment expenses (1)	28,847	425	29,272
Internal allocations	(1,482)	1,482	—
Noninterest expense	115,835	8,176	124,011
Income before income taxes	62,203	3,131	65,334
Income taxes	10,922	779	11,701
Consolidated net income	$51,281	$2,352	$53,633

Selected Financial Information
Total assets	$18,098,364	$197,839	$18,296,203
Depreciation and amortization	$8,509	$62	$8,571

(1)
Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Note 18 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark Bank (TB), a Mississippi-chartered banking corporation. TB is a member bank of the Federal Reserve System and is supervised by the Federal Reserve Bank of Atlanta (FRBA) and the Mississippi Department of Banking and Consumer Finance (MDBCF). In addition, as a large provider of consumer financial services, TB remains subject to regulation, supervision, enforcement and examination by the Consumer Financial Protection Bureau (CFPB). As a Mississippi state-chartered banking corporation, TB must obtain the approval of the MDBCF prior to declaring or paying a dividend on its common stock. Dividends from TB are Trustmark’s principal source of cash. At March 31, 2026, TB had total assets of $18.985 billion, which represented 99.99% of the consolidated assets of Trustmark.

Through TB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,530 full-time equivalent associates (measured at March 31, 2026) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Georgia (primarily in Atlanta, which is referred to herein as Trustmark's Georgia market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along two operating segments: General Banking Segment and Wealth Management Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2025 (2025 Annual Report).

Executive Overview

Trustmark's financial results for the first three months of 2026 reflected diversified growth in loans held for investment (LHFI), stable credit quality and cost-effective core deposit growth. Trustmark's capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. Trustmark continued to implement organic growth initiatives and make investments to capitalize on opportunities in its marketplace. With robust capital, liquidity and profitability, Trustmark is well-positioned to continue to compete in changing economic conditions and create long-term value for its shareholders. On April 28, 2026, Trustmark’s Board of Directors declared a quarterly cash dividend of $0.25 per share. The dividend is payable June 15, 2026, to shareholders of record on June 1, 2026. Trustmark’s payment of the dividend will be fully funded by a dividend from TB to Trustmark, which the MDBCF approved on April 28, 2026.

Recent Economic and Industry Developments

Economic activity during the first quarter of 2026 was characterized by a rebound in growth following a weak end to 2025, driven by robust artificial intelligence (AI) related business investments and consumer spending, though this was tempered by a significant geopolitical shock at the end of the quarter. While labor markets remained tight, escalating energy prices and geopolitical volatility, particularly in the Middle East, slowed momentum late in the quarter, forcing the Federal Reserve Board (FRB) to pause rate cuts it might have otherwise approved. Economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, the current United States presidential administration's policies, inflationary and broader pricing pressures, volatility in energy prices and other economic and industry volatility. Concerns surrounding the direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

Beginning with the September 2025 meeting of the FRB's Federal Open Market Committee, the FRB noted increases in unemployment and inflation shifting the balance of risks to achieving its goals. As a result, the FRB decreased the target federal funds rate and the rate it pays on reserves multiple times during the fourth quarter of 2025, lowering the target federal funds rate to a range of 3.50% to 3.75% and the rate it pays on reserves to 3.65% as of December 2025. The FRB determined to leave the target federal funds rate and the rate it pays on reserves unchanged during the first three months of 2026, noting that while economic activity expanded at a solid pace and there was little change in the unemployment rate, inflationary concerns and implications of developments in the Middle East for the U.S. economy are uncertain. Prior period rate increases increased the competitive pressures on Trustmark's deposit cost of funds. While rate cuts potentially reduced those competitive pressures, they increased pressure on Trustmark's net interest margin, a key component to its financial results. It is not possible to predict the direction, pace or magnitude of further changes, if any, in interest rates, or the impact any such rate changes will have on Trustmark's results of operations.

In the February and April 2026 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ (Districts) reports suggested that during the reporting periods (covering the periods from January 6, 2026 through February 23, 2026 and February 24, 2026 through April 6, 2026) overall economic activity increased at a slight to modest pace in eight of the twelve Districts, while the remaining Districts reported economic activity was flat or declining. Reports by the twelve Districts noted the following during the reporting periods:

•
On balance, consumer spending increased slightly despite harsh winter weather in some regions and higher fuel prices. Many Districts continued to report signs of consumer financial strain, increased price sensitivity and rising demand at food banks and other social service organizations, while spending among higher-income consumers was resilient. Auto sales were mostly down for Districts that report on them, with many citing affordability issues.
•
Manufacturing activity rose at a slight to moderate pace. Manufacturing contacts in many Districts reported increases in new orders, and several cited boosts in demand from data centers, and energy infrastructure. Energy activity was up slightly as oil prices rose, though many producers remained cautious about increasing drilling due to uncertainty about the persistence of higher prices. Agricultural and transportation activity were mixed across Districts.
•
Banking sector activity was generally steady with loan demand stable to up moderately, with commercial lending being the primary area of strength. Housing market activity softened across several Districts as heightened uncertainty and rising mortgage rates dampened buyer demand. Commercial real estate markets improved, with strength in industrial properties, especially data center projects. Office markets saw solid demand for Class A space, but weaker demand for lower-tier properties. For most Districts, residential real estate and construction sales and activity decreased slightly, with low inventories and affordability remaining key issues.
•
Business outlooks varied amid widespread uncertainty about future conditions. The conflict in the Middle East was cited as a major source of uncertainty that complicated decision-making around hiring, pricing and capital investment, with many firms adopting a "wait-and-see" posture.
•
Employment levels were generally stable to up slightly and demand for labor was generally stable, with low turnover, minimal layoffs and hiring mostly for replacement. Several Districts noted increased demand for temporary or contract workers, as firms remained cautious about committing to permanent hires. Labor availability improved, although difficulty finding some skilled workers, especially in the skilled trades, persisted. While most Districts indicated that AI had not yet significantly impacted overall staffing levels, some noted that AI-driven productivity improvements had enable firms in certain segments to delay or reduce hiring. Wages generally continued to rise at a modest to moderate pace. Some Districts noted continued wage pressures for some roles in health care and the skilled trades, though overall wage competition remained muted.
•
Price growth remained mostly moderate overall. Generally, input cost increases outpaced selling price growth, compressing margins. Energy and fuel prices rose sharply in all Districts, attributable to the Middle East conflict, leading to higher freight and shipping costs and higher prices for plastics, fertilizers and other petroleum-based products. Input cost pressures beyond energy-related increases were also widespread. Several Districts reported rising prices for metals due to tariffs, such as steel, copper and aluminum. Technology costs rose for both hardware and software. Insurance premiums and health care costs also continued to climb.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida, Georgia and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve's Sixth District reported overall loan growth was moderate, most types of lending expanded with the exception of credit card lending, auto lending posted the largest percentage increase as higher vehicle prices prompted consumers to seek extended loan terms and commercial lending declined driven by a pullback in small business lending amid tighter lending standards, increased concerns over credit quality and new U.S. citizenship requirements for Small Business Administration (SBA) loans. The Federal Reserve’s Eighth District noted that banking activity remained unchanged, with some banking contacts reporting signs of improvement in the commercial loan pipeline largely fueled by opportunities in commercial real estate and ongoing business transactions, stable credit quality overall, though some early-stage weaknesses had emerged, particularly for small business borrowers whose risk is closely tied to input costs and fuel prices, and an uptick in overdraft frequency signaling that many households are facing tighter budgets and reduced discretionary spending. The Federal Reserve’s Eleventh District reported that loan volume and loan demand increased in March 2026, driven by commercial real estate loans, credit standards and terms tightened slightly, loan pricing continued to decline and loan performance ticked down. The Federal Reserve’s Eleventh District also noted that bankers reported general business activity declined and outlooks were less optimistic, expressing concerns about the impact of higher fuel prices on the economy if sustained and noting that the Middle East conflict had created more uncertainty around future interest rates and that rate cuts may now be less likely.

Trustmark is monitoring the impact of geopolitical conflicts, tariffs and other administrative policies on its customer base, interest rates and credit-related issues. Economic uncertainty or disruptions in the marketplace as a result of such policies could reduce loan demand or increase loan nonperformance. It is not possible to predict the timing or magnitude of changes to policies by the current United States presidential administration, if any, or the impact any such policy changes could have on Trustmark's customer base, credit quality or results of operations.

Financial Highlights

Trustmark reported net income of $56.1 million, or basic and diluted earnings per share (EPS) of $0.95, in the first quarter of 2026, compared to $53.6 million, or basic and diluted EPS of $0.88, in the first quarter of 2025. Trustmark’s reported performance during the quarter ended March 31, 2026 produced a return on average tangible equity of 12.58%, a return on average assets of 1.20%, an average equity to average assets ratio of 11.33% and a dividend payout ratio of 26.32%, compared to a return on average tangible equity of 13.13%, a return on average assets of 1.19%, an average equity to average assets ratio of 10.94% and a dividend payout ratio of 27.27% during the quarter ended March 31, 2025.

For further information regarding the calculation of return on average tangible equity, which is not a measure prepared in accordance with U.S. generally accepted accounting principles (GAAP), see the section captioned "Non-GAAP Financial Measures."

Total revenue, which is defined as net interest income plus noninterest income, for the three months ended March 31, 2026 was $202.9 million, an increase of $8.3 million, or 4.2%, when compared to the same time period in 2025. The increase in total revenue when the three months ended March 31, 2026 is compared to the same time period in 2025, was principally due to an increase in net interest income, primarily as a result of a decrease in interest on deposits and an increase in interest and fees on loans held for sale (LHFS) and LHFI.

Net interest income for the three months ended March 31, 2026 totaled $160.6 million, an increase of $8.5 million, or 5.6%, when compared to the same time period in 2025. Interest income totaled $232.1 million for the three months ended March 31, 2026, an increase of $2.9 million, or 1.3%, when compared to the same time period in 2025, principally due to an increase in interest and fees on LHFS and LHFI primarily attributable to loan growth partially offset by a decline in interest rates. Interest expense totaled $71.5 million for the three months ended March 31, 2026, a decrease of $5.6 million, or 7.2%, when compared to the same time period in 2025 principally due to a decline in interest expense on deposits, primarily attributable to a decline in interest rates paid on deposit accounts.

Noninterest income for the three months ended March 31, 2026 totaled $42.3 million, a slight decrease of $239 thousand, or 0.6%, when compared to the same time period in 2025 principally due to a decrease in other, net, which was largely offset by increases in wealth management and bank card and other fees. Other, net totaled $4.4 million for the three months ended March 31, 2026, a decrease of $1.6 million, or 26.7%, when compared to the same time period in 2025, principally due to a gain on the sale of a bank property during the first quarter of 2025 partially offset by an increase in income from other partnership investments. Wealth management totaled $10.4 million for the three months ended March 31, 2026, an increase of $850 thousand, or 8.9%, when compared to the same time period in 2025, principally due to an increase in income from brokerage services. Bank card and other fees for the three months ended March 31, 2026 totaled $8.0 million, an increase of $324 thousand, or 4.2%, when compared to the same time period in 2025, principally due to an increase in revenue from customer derivatives partially offset by declines in other miscellaneous bank fees.

Noninterest expense for the three months ended March 31, 2026 totaled $132.2 million, an increase of $8.1 million, or 6.6%, when compared to the same time period in 2025, principally due to increases in salaries and employee benefits and services and fees. Salaries and employee benefits totaled $74.2 million for the three months ended March 31, 2026, an increase of $5.8 million, or 8.4%, when compared to the same time period in 2025. The increase in salaries and employee benefits when the three months ended March 31, 2026 is compared to the same time period in 2025 was principally due to increases in salaries expense primarily due to general merit increases and employees added during 2025, commission expense related to mortgage origination production and brokerage activity, management annual performance incentives, payroll taxes and incentive stock compensation expense. Services and fees totaled $27.9 million for the three months ended March 31, 2026, an increase of $1.7 million, or 6.5%, when compared to the same time period in 2025, principally due to increases in data processing expenses related to software.

Trustmark’s PCL, LHFI for the three months ended March 31, 2026 totaled $4.7 million compared to a PCL, LHFI of $8.1 million for the same time period in 2025, a decrease of $3.4 million, or 42.3%, primarily due to a decline in reserves required related to macroeconomic forecasts and net changes in qualitative reserve factors partially offset by higher loan growth. The PCL, LHFI for the three months ended March 31, 2026 was principally attributable to loan growth, credit migration and updates to other qualitative reserve factors, partially offset by changes in the macroeconomic forecasts. The PCL, off-balance sheet credit exposures totaled a negative $1.9 million for the three months ended March 31, 2026, compared to a negative $2.8 million for the same time period in 2025, a decrease in the negative PCL, off-balance sheet credit exposures of $883 thousand, or 31.2%, primarily due to changes in the total reserve rate. The release in the PCL, off-balance sheet credit exposures for the three months ended March 31, 2026, was primarily attributable to a decrease in unfunded commitments. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At March 31, 2026, nonperforming assets totaled $104.0 million, an increase of $12.7 million, or 13.9%, compared to December 31, 2025, reflecting increases in both nonaccrual LHFI and other real estate. Nonaccrual LHFI totaled $96.7 million at March 31, 2026, an increase of $12.3 million, or 14.6%, relative to December 31, 2025, primarily as a result of 1-4 family mortgage loans placed on nonaccrual status in the Mississippi market region and a large commercial credit placed on nonaccrual status in the Alabama market region, partially offset by the resolution of certain nonaccrual credits in the Mississippi market region. Other real estate totaled $7.3 million at March 31, 2026, a slight increase of $359 thousand, or 5.2%, when compared to December 31, 2025, principally due to properties foreclosed in the Mississippi and Alabama market regions partially offset by properties sold in the Mississippi market region.

LHFI totaled $13.878 billion at March 31, 2026, an increase of $203.7 million, or 1.5%, compared to December 31, 2025. The increase in LHFI during the first three months of 2026 was primarily due to net growth in commercial and industrial loans, other commercial loans and leases and loans secured by real estate. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $15.713 billion at March 31, 2026, an increase of $212.7 million, or 1.4%, compared to December 31, 2025. During the first three months of 2026, noninterest-bearing deposits increased $59.2 million, or 1.9%, principally due to growth in commercial and consumer noninterest-bearing demand deposit accounts. Interest-bearing deposits increased $153.5 million, or 1.2%, during the first three months of 2026, primarily due to growth in public interest checking accounts, commercial money market deposit accounts (MMDA), consumer savings accounts and brokered certificates of deposits (CDs), partially offset by declines in commercial interest checking accounts, consumer MMDA and consumer CDs.

Federal funds purchased totaled $385.0 million at March 31, 2026, a decrease of $60.0 million, or 13.5%, compared to December 31, 2025. Other borrowings totaled $292.5 million at March 31, 2026, a decrease of $72.2 million, or 19.8%, compared to December 31, 2025, principally due to a decrease in outstanding short-term FHLB advances with the FHLB of Dallas. The decrease in federal funds purchased and short-term FHLB advances during the first three months of 2026 reflected changes in funding needs principally due to a decline in the balance held at the FRBA included in other earning assets.

Recent Legislative and Regulatory Developments

On March 19, 2026, the federal banking agencies issued several proposals to revise the U.S. regulatory capital framework. The proposals would, among other things, eliminate the requirement for all banking organizations to deduct mortgage servicing assets from common equity Tier 1 capital, and, for banking organizations subject to risk-based capital requirements, subject such assets to a uniform risk-weighting treatment instead. The proposals would also modify aspects of the standardized approach to risk‑based capital that applies to Trustmark, including by making the risk weights for certain residential mortgage exposures more risk‑sensitive and decreasing the risk weights of corporate exposures, which could affect certain aspects of Trustmark’s regulatory capital calculations. Trustmark is continuing to evaluate these proposals and their impact on its regulatory capital position.

In March 2026, Mississippi enacted Senate Bill 2383, which amended the Mississippi banking code to, among other things, require prior approval from the MDBCF for the declaration and payment of dividends by a Mississippi-chartered bank only under the following conditions: (i) the bank is subject to a corrective plan or enforcement action; (ii) after making the dividend, the bank would be undercapitalized; or (iii) the Commissioner of MDBCF has determined that conditions exist at the bank that pose a risk to its safety and soundness. Senate Bill 2383 will take effect on July 1, 2026.

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

For additional information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2025 Annual Report.

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Consolidated Statements of Income
Total interest income	$232,070	$229,147
Total interest expense	71,511	77,092
Net interest income	160,559	152,055
PCL, LHFI	4,688	8,125
PCL, off-balance sheet credit exposures	(1,948)	(2,831)
Noninterest income	42,345	42,584
Noninterest expense	132,159	124,011
Income before income taxes	68,005	65,334
Income taxes	11,890	11,701
Net income	$56,115	$53,633

Total Revenue (1)	$202,904	$194,639

Per Share Data
Basic EPS	$0.95	$0.88
Diluted EPS	$0.95	$0.88

Cash dividends per share	$0.25	$0.24

Performance Ratios
Return on average equity	10.62%	10.92%
Return on average tangible equity	12.58%	13.13%
Return on average assets	1.20%	1.19%
Average equity / average assets	11.33%	10.94%
Net interest margin (fully taxable equivalent)	3.81%	3.75%
Dividend payout ratio	26.32%	27.27%

Credit Quality Ratios
Net charge-offs (recoveries) / average loans (LHFS + LHFI)	0.04%	0.04%
PCL, LHFI / average loans (LHFS + LHFI)	0.14%	0.25%
Nonaccrual LHFI / (LHFS + LHFI)	0.68%	0.64%
Nonperforming assets / (LHFS + LHFI) plus other real estate	0.73%	0.71%
ACL, LHFI / LHFI	1.16%	1.26%
(1)
Consistent with Trustmark’s annual financial statements, total revenue is defined as net interest income plus noninterest income.

	March 31,
	2026	2025
Consolidated Balance Sheets
Total assets	$18,987,324	$18,296,203
Securities	3,073,511	3,052,515
Total loans (LHFS + LHFI)	14,169,093	13,430,158
Deposits	15,712,508	15,080,704
Total shareholders' equity	2,129,145	2,021,227

Stock Performance
Market value - close	$42.14	$34.49
Book value	36.28	33.29
Tangible book value	30.58	27.78

Capital Ratios
Total equity / total assets	11.21%	11.05%
Tangible equity / tangible assets	9.62%	9.39%
Tangible equity / risk-weighted assets	11.44%	11.23%
Tier 1 leverage ratio	10.19%	10.11%
Common equity Tier 1 risk-based capital ratio	11.70%	11.63%
Tier 1 risk-based capital ratio	12.09%	12.03%
Total risk-based capital ratio	14.37%	14.10%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended March 31,
		2026	2025
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$2,143,432	$1,991,554
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		—	(113)
Total average tangible equity		$1,808,827	$1,656,836

PERIOD END BALANCES
Total shareholders' equity		$2,129,145	$2,021,227
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		—	(95)
Total tangible equity	(a)	$1,794,540	$1,686,527

TANGIBLE ASSETS
Total assets		$18,987,324	$18,296,203
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		—	(95)
Total tangible assets	(b)	$18,652,719	$17,961,503
Risk-weighted assets	(c)	$15,680,449	$15,024,476

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$56,115	$53,633
Plus: Intangible amortization net of tax		—	24
Net income adjusted for intangible amortization		$56,115	$53,657
Period end shares outstanding	(d)	58,679,730	60,718,411

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		12.58%	13.13%
Tangible equity/tangible assets	(a)/(b)	9.62%	9.39%
Tangible equity/risk-weighted assets	(a)/(c)	11.44%	11.23%
Tangible book value	(a)/(d)*1,000	$30.58	$27.78

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$2,129,145	$2,021,227
AOCI-related adjustments		27,436	48,702
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(320,753)	(320,756)
Other adjustments and deductions for CET1 (2)		(710)	(2,175)
CET1 capital	(e)	1,835,118	1,746,998
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 capital		$1,895,118	$1,806,998

Common equity tier 1 risk-based capital ratio	(e)/(c)	11.70%	11.63%

(1)
Calculated using net income adjusted for intangible amortization divided by total average tangible equity.
(2)
Includes other intangible assets, net of DTLs, disallowed deferred tax assets and threshold deductions, as applicable.

Results of Operations

Net Interest Income

Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin is computed by dividing fully taxable equivalent (FTE) net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The accompanying yield/rate analysis table shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities. The yields and rates have been computed based upon interest income and expense adjusted to an FTE basis using the federal statutory corporate tax rate in effect for each of the periods shown. Loans on nonaccrual have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average LHFS and LHFI balances were immaterial.

Net interest income-FTE for the three months ended March 31, 2026 increased $8.8 million, or 5.7%, when compared with the same time period in 2025. The increase in net interest income-FTE when the three months ended March 31, 2026 is compared to the same time period in 2025 was principally due to a decline in interest on deposits and an increase in interest and fees on LHFS and LHFI-FTE. The net interest margin-FTE for the three months ended March 31, 2026 increased 6 basis points to 3.81%, when compared to the same time period in 2025, principally due to a decrease in the cost of interest-bearing liabilities, partially offset by a decline in the yield on loan (LHFS and LHFI).

Average interest-earning assets for the three months ended March 31, 2026 totaled $17.427 billion compared to $16.737 billion for the same time period in 2025, an increase of $689.9 million, or 4.1%, primarily reflecting increases in average LHFI, average securities available for sale and average LHFS, partially offset by declines in average securities held to maturity. Average LHFI increased $602.1 million, or 4.6%, when the three months ended March 31, 2026 is compared to the same time period in 2025, principally due to net growth in average balances of commercial and industrial loans, other commercial loans and leases and state and other political subdivision loans, partially offset by net declines in average LHFI secured by real estate. Average securities available for sale increased $127.0 million, or 7.4%, when the three months ended March 31, 2026 is compared to the same time period in 2025, principally due to available for sale securities purchased partially offset by calls, maturities and pay-downs of the loans underlying GSE guaranteed securities. Average LHFS increased $96.4 million, or 52.7%, when the three months ended March 31, 2026 is compared to the same time period in 2025, reflecting increases in average balances of loans in the process of being sold and GNMA loans eligible for repurchase. Average securities held to maturity declined $139.2 million, or 10.5%, when the three months ended March 31, 2026 is compared to the same time period in 2025, principally due to calls, maturities and pay-downs of the loans underlying GSE guaranteed securities.

Interest income-FTE for the three months ended March 31, 2026 totaled $235.0 million, an increase of $3.2 million, or 1.4%, when compared to the same time period in 2025. The yield on total interest-earning assets for the three months ended March 31, 2026 decreased 15 basis points to 5.47%, when compared to the same time period in 2025. The increase in interest income-FTE for the three months ended March 31, 2026 was primarily due to an increase in interest and fees on LHFS and LHFI-FTE. During the three months ended March 31, 2026, interest and fees on LHFS and LHFI-FTE increased $3.2 million, or 1.6%, while the yield on LHFS and LHFI decreased 22 basis points to 5.93%, when compared to the same time period in 2025, primarily due to loan growth partially offset by a decline in interest rates.

Average interest-bearing liabilities for the three months ended March 31, 2026 totaled $13.507 billion compared to $12.877 billion for the three months ended March 31, 2025, an increase of $630.1 million, or 4.9%, reflecting increases in average interest-bearing deposits, average subordinated notes and average federal funds purchased and securities sold under repurchase agreements, partially offset by declines in average other borrowings. Average interest-bearing deposits for the three months ended March 31, 2026 increased $620.6 million, or 5.2%, when compared to the same time period in 2025, reflecting increases in average interest-bearing demand deposits and average time deposits partially offset by a decrease in average savings deposits. Average subordinated notes for the three months ended March 31, 2026 increased $48.3 million, or 39.0%, when compared to the same time period in 2025 due to the $175.0 million aggregate principal amount of subordinated notes (the 2025 Notes) that were issued and sold by Trustmark during the fourth quarter of 2025, partially offset by the pay-off of the $125.0 million aggregate principle amount of the notes issued and sold in 2020. Average federal funds purchased and securities sold under repurchase agreements for the three months ended March 31, 2026 increased $24.6 million, or 6.1%, when compared to the same time period in 2025, principally due to an increase in average upstream federal funds purchased partially offset by a decline in securities sold under repurchase agreements. The securities sold under repurchase agreements represented customer related transactions, such as commercial sweep repurchase balances. Trustmark discontinued the customer sweep product during the third quarter of 2025. Average other borrowings for the three months ended March 31, 2026 decreased $63.4 million, or 18.4%, when compared to the same time period in 2025, principally due to the decrease in average short-term FHLB advances outstanding with the FHLB of Dallas partially offset by an increase in average balances of GNMA loans eligible for repurchase.

Interest expense for the three months ended March 31, 2026 totaled $71.5 million, a decrease of $5.6 million, or 7.2%, when compared with the same time period in 2025, while the rate on total interest-bearing liabilities decreased 28 basis points to 2.15%, primarily reflecting declines in interest on deposits. Interest on deposits for the three months ended March 31, 2026 decreased $5.0 million, or 7.4%, while the rate on interest-bearing deposits decreased 28 basis points to 2.02%, when compared to the same time period in 2025, primarily due to declines in interest rates paid on interest-bearing deposit accounts.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Securities	$3,039,291	$26,781	3.57%	$3,051,476	$26,056	3.46%
Loans (LHFS and LHFI)	14,018,867	205,117	5.93%	13,320,276	201,929	6.15%
Other earning assets	369,002	3,147	3.46%	365,505	3,846	4.27%
Total interest-earning assets	17,427,160	235,045	5.47%	16,737,257	231,831	5.62%
Other assets	1,648,249			1,624,581
ACL, LHFI	(156,485)			(159,893)
Total assets	$18,918,924			$18,201,945

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$12,563,230	62,719	2.02%	$11,942,605	67,718	2.30%
Federal funds purchased and securities sold under repurchase agreements	429,778	3,975	3.75%	405,189	4,298	4.30%
Other borrowings	514,462	4,817	3.80%	529,617	5,076	3.89%
Total interest-bearing liabilities	13,507,470	71,511	2.15%	12,877,411	77,092	2.43%
Noninterest-bearing demand deposits	3,032,730			3,055,333
Other liabilities	235,292			277,647
Shareholders' equity	2,143,432			1,991,554
Total liabilities and shareholders' equity	$18,918,924			$18,201,945

Net interest margin		163,534	3.81%		154,739	3.75%

Less tax equivalent adjustment		2,975			2,684
Net interest margin per consolidated statements of income		$160,559			$152,055

Provision for Credit Losses

LHFI

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI totaled $4.7 million for the three months ended March 31, 2026, compared to a PCL, LHFI of $8.1 million for the same time period in 2025, a decrease of $3.4 million, or 42.3%, primarily due to a decline in reserves required related to macroeconomic forecasts and net changes in qualitative reserve factors partially offset by higher loan growth. The PCL, LHFI for the three months ended March 31, 2026 was principally attributable to loan growth, credit migration and updates to other qualitative reserve factors, partially offset by changes in the macroeconomic forecasts.

Off-Balance Sheet Credit Exposures

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled a negative $1.9 million for the three months ended March 31, 2026, compared to a negative $2.8 million for the same time period in 2025, a decrease in the negative PCL, off-balance sheet credit exposures of $883 thousand, or 31.2%, primarily due to changes in the total reserve rate. The release in the PCL, off-balance sheet credit exposures for the three months ended March 31, 2026, was primarily attributable to a decrease in unfunded commitments.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income

The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Service charges on deposit accounts	$10,654	$10,636	$18	0.2%
Bank card and other fees	7,988	7,664	324	4.2%
Mortgage banking, net	8,934	8,771	163	1.9%
Wealth management	10,393	9,543	850	8.9%
Other, net	4,376	5,970	(1,594)	-26.7%
Total noninterest income	$42,345	$42,584	$(239)	-0.6%

Changes in various components of noninterest income are discussed in further detail below. For analysis of Trustmark’s wealth management income, please see the section captioned “Results of Segment Operations.”

Bank Card and Other Fees

The increase in bank card and other fees when the three months ended March 31, 2026 is compared to the same time period in 2025, was principally due to an increase in revenue from customer derivatives partially offset by declines in other miscellaneous bank fees.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Mortgage servicing income, net	$7,349	$7,161	$188	2.6%
Change in fair value-MSR from runoff	(3,105)	(2,062)	(1,043)	-50.6%
Gain on sales of loans, net	4,786	4,253	533	12.5%
Mortgage banking income before net hedge ineffectiveness	9,030	9,352	(322)	-3.4%
Change in fair value-MSR from market changes	3,962	(5,928)	9,890	n/m
Change in fair value of derivatives	(4,058)	5,347	(9,405)	n/m
Net hedge ineffectiveness	(96)	(581)	485	83.5%
Mortgage banking, net	$8,934	$8,771	$163	1.9%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Mortgage loan production for the three months ended March 31, 2026 was $375.1 million, an increase of $56.3 million, or 17.7%, when compared to the same time period in 2025. Loans serviced for others totaled $9.004 billion at March 31, 2026, compared with $8.811 billion at March 31, 2025, an increase of $192.3 million, or 2.2%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The increase in the gain on sales of loans, net when the three months ended March 31, 2026 is compared to the same time period in 2025, was primarily the result of an increase in the volume of loans sold. Loan sales totaled $290.1 million for the three months ended March 31, 2026, an increase of $34.3 million, or 13.4%, when compared with the same time period in 2025.

Other, Net

The following table illustrates the components of other, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,193)	$(2,124)	$(69)	-3.2%
Increase in life insurance cash surrender value	1,872	1,867	5	0.3%
Other miscellaneous income	4,697	6,227	(1,530)	-24.6%
Total other, net	$4,376	$5,970	$(1,594)	-26.7%

The decrease in other, net when the three months ended March 31, 2026 is compared to the same time period in 2025 was principally due to a decrease in other miscellaneous income, which was primarily the result of a gain on the sale of a bank property during the first quarter of 2025 partially offset by an increase in income from other partnership investments.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Salaries and employee benefits	$74,242	$68,492	$5,750	8.4%
Services and fees	27,944	26,247	1,697	6.5%
Net occupancy-premises	7,826	7,385	441	6.0%
Equipment expense	6,998	6,308	690	10.9%
Other expense	15,149	15,579	(430)	-2.8%
Total noninterest expense	$132,159	$124,011	$8,148	6.6%

Changes in the various components of noninterest expense are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three months ended March 31, 2026 is compared to the same time period in 2025 was principally due to increases in salaries expense primarily due to general merit increases and employees added during 2025, commission expense related to mortgage origination production and brokerage activity, management annual performance incentives, payroll taxes and incentive stock compensation expense.

Services and Fees

The increase in services and fees when the three months ended March 31, 2026 is compared to the same time period in 2025 was principally due to increases in data processing expenses related to software.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Loan expense	$3,230	$2,792	$438	15.7%
Amortization of intangibles	—	31	(31)	-100.0%
FDIC assessment expense	3,607	4,160	(553)	-13.3%
Other real estate expense, net	183	452	(269)	-59.5%
Other miscellaneous expense	8,129	8,144	(15)	-0.2%
Total other expense	$15,149	$15,579	$(430)	-2.8%

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 17 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the three months ended March 31, 2026 and 2025.

General Banking

Net interest income for the General Banking Segment increased $7.3 million, or 4.9%, when the three months ended March 31, 2026 is compared with the same time period in 2025. The increase in net interest income was primarily due to a decline in interest on deposits and an increase in interest and fees on LHFS and LHFI. The net PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for the three months ended March 31, 2026 totaled $2.5 million compared to a net PCL of $5.3 million for the same time period in 2025, a decrease of $2.8 million, or 52.6%. For more information on these net interest income and PCL items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $1.2 million, or 3.6%, when the first three months of 2026 is compared to the same time period in 2025, principally due to a decrease in other, net, primarily as a result of a gain on the sale of a bank property during the first quarter of 2025, partially offset by an increase in income from other partnership investments. Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; wealth management; other, net and securities gains (losses), net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $7.1 million, or 6.1%, when the first three months of 2026 is compared with the same time period in 2025, principally due to increases in salaries and employee benefits and services and fees. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first three months of 2026 increased $631 thousand, or 26.8%, when compared to the same time period in 2025, reflecting increases in net interest income and noninterest income. Net interest income for the Wealth Management Segment for the three months ended March 31, 2026 increased $1.2 million, or 68.4%, when compared to the same time period in 2025, principally due to a decline in interest expense on deposits generated by the Private Banking group. The net PCL for the three months ended March 31, 2026 totaled $227 thousand compared to a negative net PCL of $3 thousand for the same period in 2025, an increase of $230 thousand. Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $963 thousand, or 10.1%, when the first three months of 2026 is compared to the same time period in 2025, primarily due to an increase in income from brokerage services. Noninterest expense for the Wealth Management Segment increased $1.1 million, or 13.2%, when the first three months of 2026 is compared to the same time period in 2025, principally due to an increase in salaries and employee benefits, primarily related to broker commissions.

At March 31, 2026 and 2025, Trustmark held assets under management and administration of $11.015 billion and $9.547 billion, respectively, and brokerage assets of $2.670 billion and $2.603 billion, respectively.

Income Taxes

For the three months ended March 31, 2026, Trustmark’s combined effective tax rate was 17.5%, compared to 17.9% for the same time period in 2025. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low-income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans and other earning assets. Average earning assets totaled $17.427 billion, or 92.1% of total average assets, for the three months ended March 31, 2026, compared to $16.737 billion, or 92.0% of total average assets, for the three months ended March 31, 2025, an increase of $689.9 million, or 4.1%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 4.4 and 4.3 years at March 31, 2026 and December 31, 2025, respectively.

When compared to December 31, 2025, total investment securities decreased by $10.8 million, or 0.3%, during the first three months of 2026. This decrease resulted primarily from calls, maturities and pay-downs of the loans underlying GSE guaranteed securities and a decrease in the fair market value of the available for sale securities, partially offset by purchases of available for sale securities. Trustmark sold no securities during the first three months of 2026 or 2025.

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

At March 31, 2026, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss) (AOCI) in the accompanying consolidated balance sheets totaled $34.1 million compared to $36.3 million at December 31, 2025.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At March 31, 2026, available for sale securities totaled $1.914 billion, which represented 62.3% of the securities portfolio, compared to $1.877 billion, or 60.9% of total securities, at December 31, 2025. At March 31, 2026, unrealized gains, net on available for sale securities totaled $17.7 million compared to unrealized gains, net of $34.4 million at December 31, 2025. At March 31, 2026, available for sale securities consisted of U.S. Treasury securities, direct obligations of government agencies and GSE guaranteed mortgage-related securities.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At March 31, 2026, held to maturity securities totaled $1.160 billion, which represented 37.7% of the total securities portfolio, compared to $1.207 billion, or 39.1% of total securities, at December 31, 2025.

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

As of March 31, 2026, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s Investors Services (Moody’s), at March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$39,761	2.1%	$40,724	2.1%
Aa1 to Aa3	1,856,374	97.9%	1,873,111	97.9%
Total securities available for sale	$1,896,135	100.0%	$1,913,835	100.0%

Securities Held to Maturity
Aaa	$51,891	4.5%	$49,775	4.4%
Aa1 to Aa3	1,107,785	95.5%	1,077,301	95.6%
Total securities held to maturity	$1,159,676	100.0%	$1,127,076	100.0%

	December 31, 2025
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$39,647	2.2%	$41,029	2.2%
Aa1 to Aa3	1,802,797	97.8%	1,835,801	97.8%
Total securities available for sale	$1,842,444	100.0%	$1,876,830	100.0%

Securities Held to Maturity
Aaa	$52,405	4.3%	$50,363	4.3%
Aa1 to Aa3	1,155,049	95.7%	1,130,206	95.7%
Total securities held to maturity	$1,207,454	100.0%	$1,180,569	100.0%

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.

LHFS

At March 31, 2026, LHFS totaled $291.1 million, consisting of $151.9 million of residential real estate mortgage loans in the process of being sold to third parties and $139.2 million of GNMA optional repurchase loans. At December 31, 2025, LHFS totaled $278.8 million, consisting of $142.5 million of residential real estate mortgage loans in the process of being sold to third parties and $136.3 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2026 or 2025.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

At March 31, 2026 and December 31, 2025, LHFI consisted of the following ($ in thousands):

	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$560,143	4.0%	$549,353	4.0%
Other secured by 1-4 family residential properties	712,532	5.1%	704,514	5.1%
Secured by nonfarm, nonresidential properties	3,289,115	23.7%	3,304,523	24.2%
Other real estate secured	2,079,222	15.0%	2,124,272	15.5%
Other loans secured by real estate:
Other construction	645,555	4.7%	595,238	4.4%
Secured by 1-4 family residential properties	2,347,195	16.9%	2,351,675	17.2%
Commercial and industrial loans	2,166,425	15.6%	1,999,464	14.6%
Consumer loans	159,443	1.2%	163,754	1.2%
State and other political subdivision loans	1,059,624	7.6%	1,061,584	7.8%
Other commercial loans and leases	858,717	6.2%	819,856	6.0%
LHFI	$13,877,971	100.0%	$13,674,233	100.0%

LHFI increased $203.7 million, or 1.5%, compared to December 31, 2025. The increase in LHFI during the first three months of 2026 was primarily due to net growth in commercial and industrial loans, other commercial loans and leases and loans secured by real estate.

Commercial and industrial loans increased $167.0 million, or 8.4%, during the first three months of 2026, reflecting growth in the Alabama, Mississippi, Texas, Georgia and Florida market regions partially offset by a decline in the Tennessee market region. Other commercial loans and leases increased $38.9 million, or 4.7%, during the first three months of 2026, principally due to increases in equipment finance leases in the Georgia market region. The equipment finance leases are primarily reported in the Georgia market region because they are centrally analyzed and approved as part of the Equipment Finance line of business which is located in Atlanta, Georgia.

Loans secured by real estate increased $4.2 million during the first three months of 2026, principally due to net growth in other construction loans and construction, land development and other land loans, partially offset by declines in other real estate secured loans and loans secured by nonfarm, nonresidential properties (NFNR loans). Other construction loans increased $50.3 million, or 8.5%, during the first three months of 2026 primarily due to new construction loans in the Georgia, Alabama, Mississippi and Texas market regions partially offset by other construction loans moved to other loan categories upon the completion of the related construction project in the Alabama, Georgia, Mississippi and Texas market regions. During the first three months of 2026, $158.2 million of loans were moved from other construction to other loan categories, including $87.4 million to multi-family residential loans, $63.8 million to nonowner-occupied loans and $7.0 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans totaled $208.5 million, or 35.0%, during the first three months of 2026. Loans secured by construction, land development and other land increased $10.8 million, or 2.0%, during the first three months of 2026 primarily due to growth in 1-4 family construction loans in the Texas, Mississippi, Tennessee and Georgia market regions, partially offset by declines in 1-4 family construction loans in the Alabama and Florida market regions. Other real estate secured loans decreased $45.1 million, or 2.1%, during the first three months of 2026, primarily due to declines in loans secured by multi-family residential properties in the Texas, Mississippi and Alabama market regions partially offset by other construction loans that moved to loans secured by multi-family residential properties in the Alabama, Georgia and Mississippi market regions. Excluding other construction loan reclassifications, other real estate secured loans decreased $132.4 million, or 6.2%, during the first three months of 2026. NFNR loans declined $15.4 million, or 0.5%, during the first three months of 2026, principally due to declines in owner-occupied loans in the Mississippi and Texas market regions and nonowner-occupied loans in the Mississippi, Alabama, Florida and Tennessee market regions, partially offset by other construction loans that moved to NFNR loans in the Texas, Georgia, Alabama and Mississippi market regions and growth in nonowner-occupied loans in the Georgia market region. Excluding the other construction loan reclassifications, NFNR loans declined $86.3 million, or 2.6%, during the first three months of 2026.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the other LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	March 31, 2026	December 31, 2025
Home equity loans	$68,601	$72,895
Home equity lines of credit	505,822	497,937
Percentage of loans and lines for which Trustmark holds first lien	44.1%	44.5%
Percentage of loans and lines for which Trustmark does not hold first lien	55.9%	55.5%

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

Trustmark’s variable rate LHFI are based primarily on various prime and SOFR interest rate bases. The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$114,803	$445,340	$560,143
Other secured by 1- 4 family residential properties	199,638	512,894	712,532
Secured by nonfarm, nonresidential properties	1,164,240	2,124,875	3,289,115
Other real estate secured	200,039	1,879,183	2,079,222
Other loans secured by real estate:
Other construction	19,027	626,528	645,555
Secured by 1- 4 family residential properties	1,089,483	1,257,712	2,347,195
Commercial and industrial loans	771,302	1,395,123	2,166,425
Consumer loans	132,145	27,298	159,443
State and other political subdivision loans	1,008,622	51,002	1,059,624
Other commercial loans and leases	556,294	302,423	858,717
LHFI	$5,255,593	$8,622,378	$13,877,971

	December 31, 2025
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$105,004	$444,349	$549,353
Other secured by 1- 4 family residential properties	205,341	499,173	704,514
Secured by nonfarm, nonresidential properties	1,226,244	2,078,279	3,304,523
Other real estate secured	201,897	1,922,375	2,124,272
Other loans secured by real estate:
Other construction	23,419	571,819	595,238
Secured by 1- 4 family residential properties	1,107,156	1,244,519	2,351,675
Commercial and industrial loans	804,490	1,194,974	1,999,464
Consumer loans	138,104	25,650	163,754
State and other political subdivision loans	1,010,960	50,624	1,061,584
Other commercial loans and leases	521,855	298,001	819,856
LHFI	$5,344,470	$8,329,763	$13,674,233

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

The following table presents the LHFI composition by region at March 31, 2026 and reflects each region’s diversified mix of loans ($ in thousands):

	March 31, 2026
LHFI Composition by Region	Total	Alabama	Florida	Georgia	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$560,143	$247,535	$24,466	$18,761	$130,045	$43,915	$95,421
Other secured by 1-4 family residential properties	712,532	170,843	65,304	—	343,878	88,968	43,539
Secured by nonfarm, nonresidential properties	3,289,115	796,976	171,421	93,547	1,478,698	121,168	627,305
Other real estate secured	2,079,222	878,523	1,597	253,465	577,625	7,197	360,815
Other loans secured by real estate:
Other construction	645,555	184,686	—	171,731	154,415	414	134,309
Secured by 1-4 family residential properties	2,347,195	—	—	—	2,345,426	1,769	—
Commercial and industrial loans	2,166,425	620,026	25,474	366,067	761,833	122,146	270,879
Consumer loans	159,443	19,834	8,306	—	93,441	10,977	26,885
State and other political subdivision loans	1,059,624	53,719	56,720	4,690	826,262	24,172	94,061
Other commercial loans and leases	858,717	26,746	5,553	481,676	246,389	53,460	44,893
LHFI	$13,877,971	$2,998,888	$358,841	$1,389,937	$6,958,012	$474,186	$1,698,107

Construction, Land Development and Other Land Loans by Region
Lots	$79,938	$34,874	$7,814	$—	$17,577	$5,427	$14,246
Development	76,513	43,136	—	—	17,087	12,806	3,484
Unimproved land	84,606	18,883	8,543	—	20,936	5,099	31,145
1-4 family construction	319,086	150,642	8,109	18,761	74,445	20,583	46,546
Construction, land development and other land loans	$560,143	$247,535	$24,466	$18,761	$130,045	$43,915	$95,421

Loans Secured by NFNR Properties by Region
Nonowner-occupied:
Retail	$267,009	$94,998	$12,768	$19,175	$60,120	$17,395	$62,553
Office	189,305	45,547	17,312	—	84,458	2,668	39,320
Hotel/motel	233,168	124,179	35,644	—	51,837	21,508	—
Mini-storage	198,603	54,524	1,495	33,254	87,583	491	21,256
Industrial and warehouses	540,909	99,311	17,598	41,118	261,223	2,420	119,239
Health care	123,046	104,210	650	—	15,895	305	1,986
Convenience stores	17,595	1,370	365	—	9,895	147	5,818
Nursing homes/senior living	207,248	13,948	—	—	117,068	3,264	72,968
Other	117,528	24,643	8,099	—	51,310	4,305	29,171
Total nonowner-occupied loans	1,894,411	562,730	93,931	93,547	739,389	52,503	352,311
Owner-occupied:
Office	149,050	48,029	27,825	—	40,408	10,162	22,626
Churches	42,453	9,506	3,345	—	23,785	2,586	3,231
Industrial and warehouses	236,278	16,402	7,058	—	70,500	9,668	132,650
Health care	118,612	4,633	14,248	—	90,002	2,093	7,636
Convenience stores	96,171	5,369	2,721	—	55,399	—	32,682
Retail	76,286	11,220	13,078	—	38,374	6,865	6,749
Restaurants	69,185	2,399	2,395	—	34,569	23,879	5,943
Auto dealerships	29,426	1,455	137	—	14,544	13,290	—
Nursing homes/senior living	450,762	119,421	—	—	305,562	—	25,779
Other	126,481	15,812	6,683	—	66,166	122	37,698
Total owner-occupied loans	1,394,704	234,246	77,490	—	739,309	68,665	274,994
Loans secured by NFNR properties	$3,289,115	$796,976	$171,421	$93,547	$1,478,698	$121,168	$627,305

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

During 2024, Trustmark executed a sale on a portfolio of 1-4 family mortgage loans that were at least three payments delinquent and/or nonaccrual at the time of selection. As a result of this sale, a credit mark was established for a sub-pool of the loans in the sale. Due to the lack of historical experience and the use of industry data for this sub-pool, management elected to use the credit mark for reserving purposes on a go forward basis for this sub-pool that meet the same credit criteria of being three payments delinquent and/or nonaccrual. All loans of the sub-pool that meet the above credit criteria will be removed from the 1-4 family residential properties pool and placed into a separate pool with the credit mark reserve applied to the total balance.

The econometric models currently in production reflect segment or pool level sensitivities of probability of default (PD) to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of Trustmark's assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD. However, upon the occurrence of events that generate significant economic instability (such as the COVID-19 pandemic), the macroeconomic variables used for reasonable and supportable forecasting can change rapidly and the econometric models, which are sensitive to similar future levels of PD, may not produce reasonably representative results.

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all current input variables, including: Southern Unemployment, National Unemployment, National Home Price Index (HPI) and the BBB 7-10 Year US Corporate Bond Index. The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th percentiles, respectively. These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range. Additionally, for periods having a PD or loss given default (LGD) at or near zero as a result of the improving macroeconomic forecasts, Management implemented PD and LGD floors to account for the risk associated with each portfolio. The PD and LGD floors are based on Trustmark's historical loss experience and applied at a portfolio level.

The external factors qualitative factor is Management’s best judgment on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology (e.g., natural disasters, changes in legislation, impacts due to technology and pandemics). During 2024, Trustmark activated the External Factor – Credit Quality Review qualitative factor. This qualitative factor ensures reserve adequacy for collectively evaluated commercial loans that may not have been identified and downgraded timely for various reasons. This qualitative factor population is all commercial loans risk rated 1-5. These loans are then applied to the historical average of the Watch/Special Mention rated percentage. Then the balance of these loans are applied additional reserves based on the same reserve rates utilized in the performance trends qualitative factor for Watch/Special Mention rated loans. Then the Watch/Special Mention population is applied the historical Substandard rated percentage and then subsequently applied the Substandard reserve rate utilized in the performance trends qualitative factor as well. The historical Watch/Special Mention and Substandard rated percentage averages capture the weighted-average life of the commercial loan portfolio. Thus, Trustmark will allocate additional reserves to capture the proportion of potential Watch/Special Mention and Substandard rated credits that may not have been categorized as such at any given point in time through the life of the commercial loan portfolio. During the third quarter of 2025, Management determined that the risk related to delayed identification and downgrading of commercial loans had sufficiently diminished and, as a result, resolved the External Factor – Credit Quality Review qualitative factor and released the associated reserves.

The nature and volume of the portfolio qualitative factor is utilized for a sub-pool of the secured by 1-4 family residential properties due to its significant size as well as the underlying nature being different. The nature and volume of the portfolio qualitative factor utilizes a WARM methodology that uses Trustmark's historical data for the assumptions to support the qualitative adjustment. Trustmark’s historical data is used to develop a PD based on credit score ranges initially set up as well as using the same LGD value from the mortgage sale that occurred in 2024 along with the same weighted average life assumption utilized to determine the credit mark on this portfolio. The sub-pools of credits are then aggregated into the appropriate credit score bands in which a weighted-average loss rate is calculated based on the PD and LGD for each credit score range. This weighted-average loss rate is then applied to the expected balance for the sub-segment of credits. This total is then used as the qualitative reserve adjustment.

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

At March 31, 2026, the ACL, LHFI was $160.4 million, an increase of $3.4 million, or 2.1%, when compared with December 31, 2025. The increase in the ACL during the first three months of 2026 was principally due to loan growth, credit migration and updates to other qualitative reserve factors, partially offset by changes in the macroeconomic forecasts. Allocation of Trustmark’s $160.4 million ACL, LHFI, represented 0.88% of commercial LHFI and 2.09% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.16% at March 31, 2026. This compares with an ACL to total LHFI of 1.15% at December 31, 2025, which was allocated to commercial LHFI at 0.91% and to consumer and mortgage LHFI at 1.94%.

The following table presents changes in the ACL, LHFI for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$157,071	$160,270
PCL, LHFI	4,688	8,125
Charge-offs	(3,686)	(3,701)
Recoveries	2,358	2,316
Net (charge-offs) recoveries	(1,328)	(1,385)
Balance at end of period	$160,431	$167,010

The PCL, LHFI for the three months ended March 31, 2026 and 2025 totaled 0.14% and 0.25% of average loans (LHFS and LHFI), respectively. The PCL, LHFI for the three months ended March 31, 2026 decreased $3.4 million, or 42.3%, when compared to the same time period in 2025, primarily due to a decline in reserves required related to macroeconomic forecasts and net changes in qualitative reserve factors partially offset by higher loan growth.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Alabama	$(104)	$(207)
Florida	(35)	(17)
Mississippi	(626)	(755)
Tennessee	7	(301)
Texas	(570)	(105)
Total net (charge-offs) recoveries	$(1,328)	$(1,385)

Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets. Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark. Trustmark calculates a loan pool level unfunded amount for the period. Trustmark calculates an expected funding rate each period which is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels. Additionally, a reserve rate is applied to the unfunded commitment balance, which includes both quantitative and a majority of the qualitative aspects of the current period’s expected credit loss rate. During 2024, Management implemented a performance trends qualitative factor and an External Factor – Credit Quality Review qualitative factor for unfunded commitments. For both qualitative factors, the same assumptions are applied in the unfunded commitment calculation that are used in the funded balance calculation with the only difference being the unfunded commitment calculation includes the funding rates for the unfunded commitments. The reserves for these two qualitative factors are added to the other calculated reserve to get a total reserve for off-balance sheet credit exposures. During the third quarter of 2025, Management determined that the risk related to delayed identification and downgrading of commercial loans had sufficiently diminished and, as a result, resolved the External Factor – Credit Quality Review qualitative factor and released the associated reserves. See the section captioned “ACL on Off-Balance Sheet Credit Exposures” in Note 11 – Contingencies included in Part I. Item 1. – Financial Statements of this report for complete description of Trustmark’s ACL methodology on off-balance sheet credit exposures.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. At March 31, 2026, the ACL on off-balance sheet credit exposures totaled $26.0 million compared to $28.0 million at December 31, 2025, a decrease of $1.9 million, or 7.0%, primarily attributable to a decrease in unfunded commitments. The PCL, off-balance sheet credit exposures totaled a negative $1.9 million for the three months ended March 31, 2026, compared to a negative $2.8 million for the same time period in 2025, a decrease in the negative PCL, off-balance sheet credit exposures of $883 thousand, or 31.2%, primarily due to changes in the total reserve rate.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Nonaccrual LHFI
Alabama	$11,151	$4,638
Florida	553	442
Mississippi	76,671	73,045
Tennessee	2,542	2,396
Texas	5,802	3,870
Total nonaccrual LHFI	96,719	84,391
Other real estate
Alabama	1,356	409
Mississippi	5,033	5,621
Tennessee	927	927
Total other real estate	7,316	6,957
Total nonperforming assets	$104,035	$91,348

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.73%	0.65%

Loans past due 90 days or more
LHFI	$3,745	$5,097

LHFS - Guaranteed GNMA serviced loans (1)	$116,395	$98,939

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At March 31, 2026, nonaccrual LHFI totaled $96.7 million, or 0.68% of total LHFS and LHFI, reflecting an increase of $12.3 million, or 14.6%, relative to December 31, 2025. The increase in nonaccrual LHFI during the first three months of 2026 was primarily due to 1-4 family mortgage loans placed on nonaccrual status in the Mississippi market region and a large commercial credit placed on nonaccrual status in the Alabama market region, partially offset by the resolution of certain nonaccrual credits in the Mississippi market region. Trustmark's mortgage loans are primarily included in the Mississippi market region because these loans are centrally analyzed and approved as part of the mortgage line of business which is located in Jackson, Mississippi.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at March 31, 2026 increased $359 thousand, or 5.2%, when compared with December 31, 2025. The increase in other real estate during the first three months of 2026 was principally due to properties foreclosed in the Mississippi and Alabama market regions partially offset by properties sold in the Mississippi market region.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2026
	Total	Alabama	Mississippi	Tennessee
Balance at beginning of period	$6,957	$409	$5,621	$927
Additions	2,342	1,041	1,301	—
Disposals	(1,920)	—	(1,920)	—
Net (write-downs) recoveries	(63)	(94)	31	—
Balance at end of period	$7,316	$1,356	$5,033	$927

	Three Months Ended March 31, 2025
	Total	Alabama	Mississippi	Tennessee	Texas
Balance at beginning of period	$5,917	$170	$2,407	$1,079	$2,261
Additions	3,438	43	3,336	59	—
Disposals	(878)	—	(819)	(59)	—
Net (write-downs) recoveries	(129)	58	(87)	(100)	—
Balance at end of period	$8,348	$271	$4,837	$979	$2,261

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate decreased $66 thousand, or 51.2%, when the first three months of 2026 is compared to the same time period in 2025, reflecting a decrease in the reserve for other real estate write-downs in the Tennessee and Mississippi market regions and a decrease in write-downs of other real estate in the Mississippi market region, partially offset by an increase in write-downs of other real estate in the Alabama market region.

For additional information regarding other real estate, please see Note 5 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and primarily consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, MMDA, CDs and individual retirement accounts. Total deposits were $15.713 billion at March 31, 2026 compared to $15.500 billion at December 31, 2025, an increase of $212.7 million, or 1.4%. During the first three months of 2026, noninterest-bearing deposits increased $59.2 million, or 1.9%, principally due to growth in commercial and consumer noninterest-bearing demand deposit accounts. Interest-bearing deposits increased $153.5 million, or 1.2%, during the first three months of 2026, primarily due to growth in public interest checking accounts, commercial MMDA, consumer savings accounts and brokered CDs, partially offset by declines in commercial interest checking accounts, consumer MMDA and consumer CDs.

At March 31, 2026, Trustmark's total uninsured deposits were $5.667 billion, or 36.1% of total deposits, compared to $5.478 billion, or 35.3% of total deposits, at December 31, 2025.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased totaled $385.0 million at March 31, 2026 compared to $445.0 million at December 31, 2025, a decrease of $60.0 million, or 13.5%. Trustmark's federal funds purchased are over-night upstream federal funds purchased as needed for liquidity. Other borrowings totaled $292.5 million at March 31, 2026, a decrease of $72.2 million, or 19.8%, when compared with $364.8 million at December 31, 2025, principally due to a decrease in outstanding short-term FHLB advances with the FHLB of Dallas. The decrease in federal funds purchased and short-term FHLB advances during the first three months of 2026 reflected changes in funding needs principally due to a decline in the balance held at the FRBA included in other earning assets.

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

Capital Resources and Liquidity

Trustmark places a significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to funding sources under favorable terms and enhances Trustmark’s ability to capitalize on business growth and acquisition opportunities. Higher levels of liquidity, however, bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher expenses for extended liability maturities. Trustmark manages capital based upon risks and growth opportunities as well as regulatory requirements. Trustmark utilizes a capital model in order to provide Management with a tool for analyzing changes in its strategic capital ratios. This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

At March 31, 2026, Trustmark’s total shareholders’ equity was $2.129 billion, an increase of $7.5 million, or 0.4%, when compared to December 31, 2025. During the first three months of 2026, shareholders’ equity increased primarily as a result of net income of $56.1 million, partially offset by common stock repurchases of $19.8 million, common stock dividends of $14.9 million and a $12.5 million negative net change in the fair market value of securities available for sale.

Regulatory Capital

Trustmark and TB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2025 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TB’s minimum risk-based capital requirements include a capital conservation buffer of 2.5%. AOCI is not included in computing regulatory capital. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TB and limit Trustmark’s and TB’s ability to pay dividends. At March 31, 2026, Trustmark and TB exceeded all applicable minimum capital standards. In addition, Trustmark and TB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2026. To be categorized in this manner, Trustmark and TB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since March 31, 2026 which Management believes have affected Trustmark’s or TB’s present classification.

During the fourth quarter of 2025, Trustmark enhanced its capital structure with the issuance of $175.0 million of the 2025 Notes. The 2025 Notes mature on December 31, 2035 and are redeemable at Trustmark's option under certain circumstances. Trustmark used the net proceeds from the offering, after the payment of offering expenses, to repay the $125.0 million of aggregate principal amount of the 2020 Notes plus accrued interest and for general corporate purposes. At both March 31, 2026 and December 31, 2025, the carrying amount of the 2025 Notes was $172.0 million. The 2025 Notes qualified as Tier 2 capital for Trustmark at March 31, 2026 and December 31, 2025. Trustmark may utilize the full carrying value of the 2025 Notes as Tier 2 capital until December 1, 2030 (five years prior to maturity). Beginning December 1, 2030, the 2025 Notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at March 31, 2026 and December 31, 2025. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 14 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2026 and December 31, 2025.

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2026 and 2025 were $0.25 and $0.24, respectively. Trustmark’s indicated dividend for 2026 is $1.00 per common share, an increase of $0.04 per common share when compared to $0.96 per common share in 2025.

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

On December 2, 2025, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2026, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2026. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased 477 thousand shares of its common stock valued at $19.8 million during the first three months of 2026.

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

The asset side of the balance sheet provides liquidity primarily through maturities and cash flows from loans and securities as well as the ability to pledge or sell certain loans and securities. The liability portion of the balance sheet provides liquidity primarily through noninterest and interest-bearing deposits. Trustmark utilizes federal funds purchased, FHLB advances, the Federal Reserve Discount Window (Discount Window) and brokered deposits to provide additional liquidity. Access to these additional sources represents Trustmark’s incremental borrowing capacity.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled $15.596 billion for the first three months of 2026 and represented 82.4% of average liabilities and shareholders’ equity, compared to average deposits of $14.998 billion, which represented 82.4% of average liabilities and shareholders’ equity for the first three months of 2025. For more information on average interest-bearing deposits, please see the analysis included in the section captioned “Net Interest Income.”

Trustmark had $229.9 million held in an interest-bearing account at the FRBA at March 31, 2026, compared to $408.4 million held at December 31, 2025.

Trustmark utilizes brokered deposits to supplement other wholesale funding sources. At March 31, 2026 and December 31, 2025, brokered sweep MMDA deposits totaled $9.5 million and $9.6 million, respectively. In addition, Trustmark had $350.0 million of brokered CDs at March 31, 2026 compared to $299.9 million at December 31, 2025.

At March 31, 2026, Trustmark had $385.0 million of upstream federal funds purchased compared to $445.0 million of upstream federal funds purchased at December 31, 2025. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $150.0 million of outstanding short-term advances at March 31, 2026, compared to $225.0 million of outstanding short-term advances at December 31, 2025. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $2.057 billion at March 31, 2026.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At March 31, 2026, Trustmark had $1.278 billion available in unencumbered Treasury and agency securities compared to $1.371 billion in unencumbered Treasury and agency securities at December 31, 2025.

Another borrowing source is the Discount Window. At March 31, 2026, Trustmark had $8.314 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and consumer LHFI, compared with $7.771 billion at December 31, 2025.

During the fourth quarter of 2025, Trustmark issued and sold $175.0 million aggregate principal amount of the 2025 Notes. Trustmark used the net proceeds from the offering, after the payment of offering expenses, to repay the existing $125.0 million of aggregate principal amount of the 2020 Notes plus accrued interest and for general corporate purposes. At March 31, 2026 and December 31, 2025, the carrying amount of the subordinated notes was $172.0 million. The 2025 Notes mature December 1, 2035 and are redeemable at Trustmark’s option under certain circumstances. The 2025 Notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The 2025 Notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At March 31, 2026, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of March 31, 2026, Management is not aware of any events that are reasonably likely to have a material adverse effect on Trustmark's liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part I. Item 1. – Financial Statements of this report and Trustmark's 2025 Annual Report for the expected timing of such payments as of March 31, 2026 and December 31, 2025. There have been no material changes in Trustmark's contractual obligations since year-end.

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

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At March 31, 2026, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.560 billion compared to $1.630 billion at December 31, 2025.

Trustmark records any gains or losses on these cash flow hedges in AOCI. Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $123 thousand of amortization expense for the three months ended March 31, 2026, compared to $130 thousand of amortization expense for the three months ended March 31, 2025. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. For the three months ended March 31, 2026, Trustmark reclassified a loss, net of tax, of $701 thousand into interest and fees on LHFS and LHFI, compared to a loss, net of tax, of $2.0 million for the same time period in 2025. During the next twelve months, Trustmark estimates that $2.5 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $110.9 million at March 31, 2026, with a positive valuation adjustment of $887 thousand, compared to $74.5 million, with a positive valuation adjustment of $998 thousand at December 31, 2025. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $197.0 million at March 31, 2026, with a positive valuation adjustment of $1.6 million, compared to $152.0 million, with a negative valuation adjustment of $287 thousand at December 31, 2025.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $338.0 million at March 31, 2026 compared to $345.5 million at December 31, 2025. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $96 thousand and $581 thousand for the three months ended March 31, 2026 and 2025, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivations market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At March 31, 2026, Trustmark had interest rate swaps with an aggregate notional amount of $1.996 billion related to this program, compared to $1.991 billion at December 31, 2025.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At March 31, 2026, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements totaled $688 thousand compared to $117 thousand at December 31, 2025. At March 31, 2026 and December 31, 2025, Trustmark had posted collateral of $1.3 million and $2.2 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at March 31, 2026, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At March 31, 2026, Trustmark had entered into ten risk participation agreements as a beneficiary with an aggregate notional amount of $118.7 million compared to ten risk participation agreements as a beneficiary with an aggregate notional amount of $113.7 million at December 31, 2025. At March 31, 2026, Trustmark had entered into twenty-six risk participation agreements as a guarantor with an aggregate notional amount of $324.6 million compared to twenty-seven risk participation agreements as a guarantor with an aggregate notional amount of $267.9 million at December 31, 2025. The aggregate fair values of these risk participation agreements were immaterial at both March 31, 2026 and December 31, 2025.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at March 31, 2026 and 2025.

	Estimated % Change in Net Interest Income
	March 31,
Change in Interest Rates	2026	2025
+200 basis points	3.1%	2.4%
+100 basis points	1.6%	1.2%
-100 basis points	-2.2%	-1.7%
-200 basis points	-4.9%	-4.1%

Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2026 or additional actions Trustmark could undertake in response to changes in interest rates. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at March 31, 2026 and 2025.

	Estimated % Change in Net Portfolio Value
	March 31,
Change in Interest Rates	2026	2025
+200 basis points	-0.3%	-1.0%
+100 basis points	0.0%	-0.2%

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

At March 31, 2026, the MSR fair value was $136.8 million, compared to $134.4 million at March 31, 2025. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at March 31, 2026, would be a decline in fair value of $5.1 million and $5.4 million, respectively, compared to a decline in fair value of $4.9 million and $5.3 million, respectively, at March 31, 2025. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2025 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first three months of 2026.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required in this section is set forth under the heading “Legal Proceedings” of Note 11 – Contingencies in Part I. Item 1 – Financial Statements of this report.

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

ITEM 1A. RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s 2025 Annual Report.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended March 31, 2026 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2026 to January 31, 2026	162,635	$39.97	162,635	$93,500
February 1, 2026 to February 28, 2026	108,185	43.71	108,185	88,771
March 1, 2026 to March 31, 2026	206,237	41.53	206,237	80,206
Total	477,057		477,057

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of Trustmark’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Trustmark’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Joseph E. Bond
	Duane A. Dewey		Joseph E. Bond
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	May 6, 2026	DATE:	May 6, 2026