Form 10-Q
period 2026-06-30
TRUSTMARK CORP
filed 2026-08-05
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, there were 58,070,577 shares outstanding of the registrant’s common stock (no par value).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$669,892	$668,007
Securities available for sale, at fair value (amortized cost: $1,938,959-2026 $1,842,444-2025; allowance for credit losses (ACL): $0-2026; $0-2025)	1,941,624	1,876,830
Securities held to maturity, net of ACL of $0 (fair value: $1,096,876-2026; $1,180,569-2025)	1,134,823	1,207,454
Loans held for sale (LHFS)	300,529	278,789
Loans held for investment (LHFI)	13,913,023	13,674,233
Less ACL, LHFI	148,189	157,071
Net LHFI	13,764,834	13,517,162
Premises and equipment, net	228,701	225,658
Mortgage servicing rights (MSR)	141,763	131,289
Goodwill	334,605	334,605
Other real estate, net	5,208	6,957
Operating lease right-of-use assets	32,947	32,152
Other assets	637,544	646,308
Total Assets	$19,192,470	$18,925,211

Liabilities
Deposits:
Noninterest-bearing	$3,373,546	$3,036,504
Interest-bearing	12,697,669	12,463,280
Total deposits	16,071,215	15,499,784
Federal funds purchased	360,000	445,000
Other borrowings	137,853	364,762
Subordinated notes	172,119	171,966
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	27,534	27,951
Operating lease liabilities	37,091	36,250
Other liabilities	181,171	195,965
Total Liabilities	17,048,839	16,803,534

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 58,225,687 shares - 2026; 59,012,423 shares - 2025	12,132	12,296
Capital surplus	42,695	81,951
Retained earnings	2,131,086	2,041,055
Accumulated other comprehensive income (loss), net of tax	(42,282)	(13,625)
Total Shareholders' Equity	2,143,631	2,121,677
Total Liabilities and Shareholders' Equity	$19,192,470	$18,925,211

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest Income
Interest and fees on LHFS & LHFI	$206,627	$206,425	$408,769	$405,670
Interest on securities:
Taxable	26,952	26,269	53,733	52,325
Other interest income	3,854	4,734	7,001	8,580
Total Interest Income	237,433	237,428	469,503	466,575
Interest Expense
Interest on deposits	62,629	68,177	125,348	135,895
Interest on federal funds purchased and securities sold under repurchase agreements	3,748	4,513	7,723	8,811
Other interest expense	5,426	5,982	10,243	11,058
Total Interest Expense	71,803	78,672	143,314	155,764
Net Interest Income	165,630	158,756	326,189	310,811
Provision for credit losses (PCL), LHFI	4,452	5,346	9,140	13,471
PCL, off-balance sheet credit exposures	1,531	(670)	(417)	(3,501)
PCL, LHFI sale of 1-4 family mortgage loans	(9,227)	—	(9,227)	—
Net Interest Income After PCL	168,874	154,080	326,693	300,841
Noninterest Income
Service charges on deposit accounts	10,375	10,585	21,029	21,221
Bank card and other fees	8,743	8,754	16,731	16,418
Mortgage banking, net	8,914	8,602	17,848	17,373
Wealth management	10,922	9,638	21,315	19,181
Other, net	3,617	2,311	7,993	8,281
Total Noninterest Income	42,571	39,890	84,916	82,474
Noninterest Expense
Salaries and employee benefits	72,990	68,298	147,232	136,790
Services and fees	29,748	26,998	57,692	53,245
Net occupancy - premises	7,728	7,507	15,554	14,892
Equipment expense	7,267	6,206	14,265	12,514
Other expense	15,950	16,105	31,099	31,684
Total Noninterest Expense	133,683	125,114	265,842	249,125
Income Before Income Taxes	77,762	68,856	145,767	134,190
Income taxes	14,240	13,015	26,130	24,716
Net Income	$63,522	$55,841	$119,637	$109,474

Earnings Per Share (EPS)
Basic EPS	$1.09	$0.92	$2.04	$1.81
Diluted EPS	$1.08	$0.92	$2.03	$1.80

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income per consolidated statements of income	$63,522	$55,841	$119,637	$109,474
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(11,275)	10,493	(23,790)	34,943
Change in net unrealized holding loss on securities transferred to held to maturity	1,950	2,587	4,169	5,156
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	—	3	—	6
Recognized net (gain) loss due to lump sum settlement	(23)	—	(23)	(38)
Change in net actuarial loss	54	45	118	99
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(6,156)	3,074	(10,436)	8,983
Reclassification adjustment for (gain) loss realized in net income	604	2,011	1,305	4,021
Other comprehensive income (loss), net of tax	(14,846)	18,213	(28,657)	53,170
Comprehensive income	$48,676	$74,054	$90,980	$162,644

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2026	59,012,423	$12,296	$81,951	$2,041,055	$(13,625)	$2,121,677
Net income per consolidated statements of income	—	—	—	56,115	—	56,115
Other comprehensive income (loss), net of tax	—	—	—	—	(13,811)	(13,811)
Common stock dividends paid ($0.25 per share)	—	—	—	(14,866)	—	(14,866)
Common stock issued-net, long-term incentive plan	144,364	30	(3,114)	—	—	(3,084)
Repurchase and retirement of common stock	(477,057)	(100)	(19,704)	—	—	(19,804)
Compensation expense, long-term incentive plan	—	—	2,918	—	—	2,918
Balance, March 31, 2026	58,679,730	12,226	62,051	2,082,304	(27,436)	2,129,145
Net income per consolidated statements of income (loss)	—	—	—	63,522	—	63,522
Other comprehensive income (loss), net of tax	—	—	—	—	(14,846)	(14,846)
Common stock dividends paid ($0.25 per share)	—	—	—	(14,740)	—	(14,740)
Common stock issued-net, long-term incentive plan	21,171	5	(37)	—	—	(32)
Repurchase and retirement of common stock	(475,214)	(99)	(20,980)	—	—	(21,079)
Compensation expense, long-term incentive plan	—	—	1,661	—	—	1,661
Balance, June 30, 2026	58,225,687	$12,132	$42,695	$2,131,086	$(42,282)	$2,143,631

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity (continued)

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2025	61,008,023	$12,711	$157,899	$1,875,376	$(83,659)	$1,962,327
Net income per consolidated statements of income	—	—	—	53,633	—	53,633
Other comprehensive income (loss), net of tax	—	—	—	—	34,957	34,957
Common stock dividends paid ($0.24 per share)	—	—	—	(14,732)	—	(14,732)
Common stock issued-net, long-term incentive plan	133,628	28	(2,443)	—	—	(2,415)
Repurchase and retirement of common stock	(423,240)	(88)	(14,926)	—	—	(15,014)
Compensation expense, long-term incentive plan	—	—	2,471	—	—	2,471
Balance, March 31, 2025	60,718,411	12,651	143,001	1,914,277	(48,702)	2,021,227
Net income per consolidated statements of income (loss)	—	—	—	55,841	—	55,841
Other comprehensive income (loss), net of tax	—	—	—	—	18,213	18,213
Common stock dividends paid ($0.24 per share)	—	—	—	(14,620)	—	(14,620)
Common stock issued-net, long-term incentive plan	24,173	5	(54)	—	—	(49)
Repurchase and retirement of common stock	(340,900)	(71)	(10,939)	—	—	(11,010)
Compensation expense, long-term incentive plan	—	—	1,187	—	—	1,187
Balance, June 30, 2025	60,401,684	$12,585	$133,195	$1,955,498	$(30,489)	$2,070,789

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income per consolidated statements of income	$119,637	$109,474
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	(504)	9,970
Depreciation and amortization	20,118	18,485
Net (accretion) amortization of securities	(13,399)	(11,989)
Gains on sales of loans, net	(9,591)	(9,850)
Compensation expense, long-term incentive plan	4,579	3,658
Deferred income tax provision (benefit)	5,300	(925)
Proceeds from sales of loans held for sale	606,454	539,318
Purchases and originations of loans held for sale	(620,204)	(542,651)
Originations of mortgage servicing rights	(9,828)	(6,917)
Earnings on bank-owned life insurance	(3,795)	(3,776)
Net change in other assets	15,361	31,228
Net change in other liabilities	(22,157)	(20,785)
Other operating activities, net	(8,095)	4,786
Net cash from operating activities	83,876	120,026

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	78,100	51,921
Proceeds from maturities, prepayments and calls of securities available for sale	106,201	106,553
Purchases of securities available for sale	(189,227)	(137,765)
Net proceeds from bank-owned life insurance	2,601	642
Net change in member bank stock	(5,427)	(6,518)
Net change in LHFI	(314,251)	(384,295)
Proceeds from sale of 1-4 family mortgage loans	63,108	—
Purchases of premises and equipment	(13,771)	(4,881)
Proceeds from sales of premises and equipment	940	3,533
Proceeds from sales of other real estate	4,486	1,814
Purchases of software	(5,102)	(4,868)
Net investments in tax credit and other partnerships	2,761	(10,950)
Net cash from investing activities	(269,581)	(384,814)

Financing Activities
Net change in deposits	571,431	7,686
Net change in federal funds purchased and securities sold under repurchase agreements	(85,000)	132,318
Net change in short-term borrowings	(225,001)	250,000
Payments under finance lease obligations	(235)	(225)
Common stock dividends	(29,606)	(29,352)
Repurchase and retirement of common stock	(40,883)	(26,024)
Shares withheld to pay taxes, long-term incentive plan	(3,116)	(2,464)
Net cash from financing activities	187,590	331,939

Net change in cash and cash equivalents	1,885	67,151
Cash and cash equivalents at beginning of period	668,007	567,251
Cash and cash equivalents at end of period	$669,892	$634,402

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2026 and December 31, 2025 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$207,046	$574	$(567)	$207,053	$30,995	$—	$(241)	$30,754
U.S. Government agency obligations	71,266	85	(1,422)	69,929	—	—	—	—
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	44,233	72	(2,189)	42,116	12,441	7	(456)	11,992
Issued by FNMA and FHLMC	1,254,190	16,509	(15,192)	1,255,507	346,802	363	(11,599)	335,566
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	84,529	—	(4,622)	79,907
Commercial mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	362,224	5,385	(590)	367,019	660,056	58	(21,457)	638,657
Total	$1,938,959	$22,625	$(19,960)	$1,941,624	$1,134,823	$428	$(38,375)	$1,096,876

	Securities Available for Sale				Securities Held to Maturity
December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Securities	$205,282	$3,666	$—	$208,948	$30,615	$185	$—	$30,800
U.S. Government agency obligations	70,924	609	(684)	70,849	—	—	—	—
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	40,425	106	(1,996)	38,535	13,154	22	(393)	12,783
Issued by FNMA and FHLMC	1,165,292	33,836	(11,369)	1,187,759	372,311	2,070	(7,812)	366,569
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	96,667	—	(4,233)	92,434
Commercial mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	360,521	10,698	(480)	370,739	694,707	73	(16,797)	677,983
Total	$1,842,444	$48,915	$(14,529)	$1,876,830	$1,207,454	$2,350	$(29,235)	$1,180,569

During 2022, Trustmark reclassified a total of $766.0 million of securities available for sale to securities held to maturity. At the date of these transfers, the net unrealized holding loss on the available for sale securities totaled $91.9 million ($68.9 million, net of tax). The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of these transfers. At June 30, 2026, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets totaled $32.1 million compared to $36.3 million at December 31, 2025.

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

At both June 30, 2026 and December 31, 2025, the results of the analysis did not identify any securities that warranted DCF analysis, and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At June 30, 2026, accrued interest receivable totaled $6.2 million for securities available for sale compared to $5.9 million December 31, 2025 and was reported in other assets on the accompanying consolidated balance sheets.

Securities Held to Maturity

At June 30, 2026 and December 31, 2025, Trustmark identified no securities held to maturity with the potential for credit loss exposure. After applying appropriate analysis, the total amount of current expected credit losses was zero at June 30, 2026 and December 31, 2025. No reserve was recorded at either June 30, 2026 or December 31, 2025.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At June 30, 2026 and December 31, 2025, accrued interest receivable totaled $2.0 million and $2.1 million, respectively, for securities held to maturity and was reported in other assets on the accompanying consolidated balance sheets.

At both June 30, 2026 and December 31, 2025, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments or classified as nonaccrual.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Aaa	$51,286	$52,405
Aa1 to Aa3	1,083,537	1,155,049
Total	$1,134,823	$1,207,454

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded segregated by length of impairment at June 30, 2026 and December 31, 2025 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2026	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$102,264	$(808)	$—	$—	$102,264	$(808)
U.S. Government agency obligations	39,195	(847)	15,906	(575)	55,101	(1,422)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	13,167	(138)	22,675	(2,507)	35,842	(2,645)
Issued by FNMA and FHLMC	499,361	(6,791)	183,312	(20,000)	682,673	(26,791)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	79,907	(4,622)	79,907	(4,622)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	86,331	(598)	631,362	(21,449)	717,693	(22,047)
Total	$740,318	$(9,182)	$933,162	$(49,153)	$1,673,480	$(58,335)

December 31, 2025
U.S. Government agency obligations	$3,905	$(14)	$40,952	$(670)	$44,857	$(684)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	5,925	(18)	26,946	(2,371)	32,871	(2,389)
Issued by FNMA and FHLMC	91,230	(234)	205,163	(18,947)	296,393	(19,181)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	92,434	(4,233)	92,434	(4,233)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	739,436	(17,277)	739,436	(17,277)
Total	$101,060	$(266)	$1,104,931	$(43,498)	$1,205,991	$(43,764)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Securities Gains and Losses

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains (losses), net. During the six months ended June 30, 2026 and 2025, there were no gross realized gains or losses as a result of calls and dispositions of securities.

Securities Pledged

Securities with a carrying value of $1.734 billion and $1.709 billion at June 30, 2026 and December 31, 2025, respectively, were pledged to collateralize public deposits and for other purposes as permitted by law. At both June 30, 2026 and December 31, 2025, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2026, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$39,835	$39,955	$—	$—
Due after one year through five years	67,482	67,743	30,995	30,754
Due after five years through ten years	170,995	169,284	—	—
	278,312	276,982	30,995	30,754
Mortgage-backed securities	1,660,647	1,664,642	1,103,828	1,066,122
Total	$1,938,959	$1,941,624	$1,134,823	$1,096,876

Note 3 – LHFI and ACL, LHFI

At June 30, 2026 and December 31, 2025, LHFI consisted of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Loans secured by real estate:
Construction, land development and other land	$555,731	$549,353
Other secured by 1-4 family residential properties	721,362	704,514
Secured by nonfarm, nonresidential properties	3,198,800	3,304,523
Other real estate secured	1,990,550	2,124,272
Other loans secured by real estate:
Other construction	661,069	595,238
Secured by 1-4 family residential properties	2,357,203	2,351,675
Commercial and industrial loans	2,294,721	1,999,464
Consumer loans	160,648	163,754
State and other political subdivision loans	1,046,511	1,061,584
Other commercial loans and leases	926,428	819,856
LHFI	13,913,023	13,674,233
Less ACL	148,189	157,071
Net LHFI	$13,764,834	$13,517,162

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At June 30, 2026 and December 31, 2025, accrued interest receivable for LHFI totaled $65.7 million and $64.1 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheets.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At June 30, 2026, Trustmark’s geographic loan distribution was concentrated primarily in its six key market regions: Alabama, Florida, Georgia, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended June 30, 2026 and 2025.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$150	$252	$—
Other secured by 1-4 family residential properties	931	9,672	620
Secured by nonfarm, nonresidential properties	1,384	10,515	—
Other real estate secured	234	234	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	5,844	1,960
Commercial and industrial loans	320	21,543	—
Consumer loans	—	348	485
Other commercial loans and leases	764	1,250	—
Total	$3,783	$49,658	$3,065

	December 31, 2025
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$156	$355	$—
Other secured by 1-4 family residential properties	715	8,991	520
Secured by nonfarm, nonresidential properties	2,105	5,579	—
Other real estate secured	234	399	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	3,414	64,293	3,133
Commercial and industrial loans	145	3,615	—
Consumer loans	—	385	449
State and other political subdivision loans	—	—	995
Other commercial loans and leases	764	774	—
Total	$7,533	$84,391	$5,097

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$2,023	$42	$200	$2,265	$553,466	$555,731
Other secured by 1-4 family residential properties	4,953	1,766	4,178	10,897	710,465	721,362
Secured by nonfarm, nonresidential properties	901	8,254	8,556	17,711	3,181,089	3,198,800
Other real estate secured	36	—	234	270	1,990,280	1,990,550
Other loans secured by real estate:
Other construction	—	—	—	—	661,069	661,069
Secured by 1-4 family residential properties	11,097	4,482	4,624	20,203	2,337,000	2,357,203
Commercial and industrial loans	2,492	2,368	18,155	23,015	2,271,706	2,294,721
Consumer loans	1,658	430	504	2,592	158,056	160,648
State and other political subdivision loans	—	—	—	—	1,046,511	1,046,511
Other commercial loans and leases	2	766	420	1,188	925,240	926,428
Total	$23,162	$18,108	$36,871	$78,141	$13,834,882	$13,913,023

	December 31, 2025
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$786	$139	$—	$925	$548,428	$549,353
Other secured by 1-4 family residential properties	6,118	1,238	3,868	11,224	693,290	704,514
Secured by nonfarm, nonresidential properties	1,798	185	3,829	5,812	3,298,711	3,304,523
Other real estate secured	1	—	316	317	2,123,955	2,124,272
Other loans secured by real estate:
Other construction	—	—	—	—	595,238	595,238
Secured by 1-4 family residential properties	19,838	8,340	34,838	63,016	2,288,659	2,351,675
Commercial and industrial loans	2,828	352	1,014	4,194	1,995,270	1,999,464
Consumer loans	2,109	402	453	2,964	160,790	163,754
State and other political subdivision loans	8	—	995	1,003	1,060,581	1,061,584
Other commercial loans and leases	4	15	—	19	819,837	819,856
Total	$33,490	$10,671	$45,313	$89,474	$13,584,759	$13,674,233

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

	Three Months Ended June 30, 2026
	Term Extension	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$1,505	0.21%
Other loans secured by real estate:
Secured by 1-4 family residential properties	188	0.01%
Total	$1,693	0.01%

	Three Months Ended June 30, 2025
	Payment Delay	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$873	$873	0.13%
Other real estate secured	—	14,744	14,744	0.77%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	3,643	3,643	0.15%
Commercial and industrial loans	570	—	570	0.03%
Total	$570	$19,260	$19,830	0.15%

	Six Months Ended June 30, 2026
	Term Extension	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$2,241	0.31%
Other loans secured by real estate:
Secured by 1-4 family residential properties	557	0.02%
Total	$2,798	0.02%

	Six Months Ended June 30, 2025
	Payment Delay	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$1,616	$1,616	0.23%
Other real estate secured	—	14,744	14,744	0.77%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	5,751	5,751	0.24%
Commercial and industrial loans	12,847	—	12,847	0.70%
Total	$12,847	$22,111	$34,958	0.26%

The following tables detail the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods presented:

Three Months Ended June 30, 2026
Financial Effect
Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties	Modified four loans and twelve lines of credit to amortize over twenty-four month terms; modified one line of credit to amortize over a fourteen month term
Other loans secured by real estate:
Secured by 1-4 family residential properties	Modified three loans to amortize over twenty-four month terms

Three Months Ended June 30, 2025
Financial Effect
	Payment Delay	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified one loan and thirteen lines of credit to amortize over twenty-four month terms
Other real estate secured		Extended maturity of one loan by twelve months
Other loans secured by real estate:
Secured by 1-4 family residential properties		Re-amortized twenty-one loans with term adjusted by weighted average of forty-four months
Commercial and industrial loans	Three interest-only payments on four loans

Six Months Ended June 30, 2026
Financial Effect
Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties	Modified seven loans and twenty-four lines of credit to amortize over twenty-four month terms and modified one loan to amortize over a fourteen month term
Other loans secured by real estate:
Secured by 1-4 family residential properties	Reamortized twenty-five loans with terms adjusted by weighted average of thirty-eight months

Six Months Ended June 30, 2025
Financial Effect
	Payment Delay	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified two loans and twenty-four lines of credit to amortize over a twenty-four month term
Other real estate secured		Extended maturity of one loan by twelve months
Other loans secured by real estate:
Secured by 1-4 family residential properties		Re-amortized thirty-three loans with term adjusted by weighted-average of thirty-eight months
Commercial and industrial loans	One loan with eight monthly interest payments deferred and four loans with three interest-only monthly payments

At June 30, 2026, Trustmark had no unused commitments on modified loans to borrowers experiencing financial difficulty compared to $256 thousand of unused commitments on modified loans to borrowers experiencing financial difficulty at June 30, 2025.

For all loans modified in the previous twelve months to borrowers experiencing financial difficulty, Trustmark had payment defaults during the three and six months ended June 30, 2026 on $129 thousand and $40 thousand of loans in the other secured by 1-4 family residential properties and secured by 1-4 family residential properties, respectively, that had received term extension modifications.

For all loans modified in the previous twelve months to borrowers experiencing financial difficulty, Trustmark had payment defaults during the three months ended June 30, 2025 on $18.4 million of loans in the commercial and industrial loans portfolio that had received payment delay modifications. For all loans modified in the previous twelve months to borrowers experiencing financial difficulty, Trustmark had payment defaults during the six months ended June 30, 2025 on $38 thousand of loans in the other secured by 1-4 family residential properties portfolio that had received term extension modifications and $18.4 million of loans in the commercial and industrial loans portfolio that had received payment delay modifications.

Trustmark has utilized loans 90 days or more past due to define payment default in determining modified loans that have subsequently defaulted. If Trustmark determines that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off against the ACL, LHFI.

Trustmark closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide details of the performance of such LHFI that have been modified in the preceding twelve months as of June 30, 2026 and 2025 ($ in thousands):

	June 30, 2026
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$113	$—	$99	$212	$3,275	$3,487
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	40	40	557	597
Total	$113	$—	$139	$252	$3,832	$4,084

	June 30, 2025
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$128	$644	$—	$772	$2,360	$3,132
Other real estate secured	—	—	—	—	14,744	14,744
Other loans secured by real estate:
Secured by 1-4 family residential properties	642	—	—	642	5,233	5,875
Commercial and industrial loans	—	—	18,372	18,372	570	18,942
Total	$770	$644	$18,372	$19,786	$22,907	$42,693

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$150	$—	$—	$150
Other secured by 1-4 family residential properties	931	—	—	931
Secured by nonfarm, nonresidential properties	9,086	—	—	9,086
Other real estate secured	15,193	—	—	15,193
Commercial and industrial loans	—	856	19,492	20,348
Consumer loans	—	—	87	87
Other commercial loans and leases	—	420	764	1,184
Total	$25,360	$1,276	$20,343	$46,979

	December 31, 2025
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$156	$—	$—	$156
Other secured by 1-4 family residential properties	848	—	—	848
Secured by nonfarm, nonresidential properties	2,531	—	—	2,531
Other real estate secured	15,234	—	—	15,234
Other loans secured by real estate:
Secured by 1-4 family residential properties	3,414	—	—	3,414
Commercial and industrial loans	—	1,554	250	1,804
Consumer loans	—	—	103	103
Other commercial loans and leases	—	—	764	764
Total	$22,183	$1,554	$1,117	$24,854

A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The following provides a qualitative description by class of loan of the collateral that secures Trustmark’s collateral-dependent LHFI:

•
Construction, land development and other land – Loans within this loan class are secured by liens on real estate properties. There have been no significant changes to the collateral that secures these financial assets during the period.
•
Other secured by 1-4 family residential properties – Loans within this loan class are secured by liens on real estate properties. There have been no significant changes to the collateral that secures these financial assets during the period.
•
Secured by nonfarm, nonresidential properties – Loans within this loan class are secured by liens on real estate properties. There have been no significant changes to the collateral that secures these financial assets during the period.
•
Other real estate secured – Loans within this loan class are secured by liens on real estate properties. There have been no significant changes to the collateral that secures these financial assets during the period.
•
Commercial and industrial loans – Loans within this loan class are primarily secured by inventory, accounts receivables, equipment and other non-real estate collateral. One new relationship was classified as collateral dependent during the second quarter of 2026. Additionally, the new relationship had a decrease in collateral value that secures the relationship. There have been no other significant changes to the collateral that secures these financial assets during the period.
•
Consumer loans – Loans within this loan class are secured by non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.
•
Other commercial loans and leases – Loans and leases within this loan class are secured by non-real estate collateral. During the second quarter of 2026, one relationship had a decrease in collateral value that secures the credit. There have been no other significant changes to the collateral that secures these financial assets during the period.

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

The tables below present the amortized cost basis of loans by credit quality indicator, class of loans and year of origination, renewal or major modification based on analyses performed at June 30, 2026 and December 31, 2025 ($ in thousands):

	Term Loans by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
As of June 30, 2026	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$180,959	$195,900	$26,601	$12,526	$11,541	$5,198	$44,578	$477,303
Special Mention - RR 7	3,998	5,289	1,327	—	—	—	—	10,614
Substandard - RR 8	83	3,360	—	—	200	—	—	3,643
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	185,040	204,549	27,928	12,526	11,741	5,198	44,578	491,560
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$24,735	$38,841	$20,226	$15,835	$15,283	$13,716	$9,135	$137,771
Special Mention - RR 7	—	—	61	149	147	11	1	369
Substandard - RR 8	21	477	—	107	1,199	574	—	2,378
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	24,756	39,318	20,287	16,091	16,629	14,301	9,136	140,518
Current period gross charge-offs	—	—	—	—	—	—	—	—

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$429,939	$736,010	$362,794	$295,567	$478,980	$606,129	$121,542	$3,030,961
Special Mention - RR 7	21,947	5,671	12,705	22	613	3,937	—	44,895
Substandard - RR 8	6,390	18,595	9,179	8,108	18,301	60,427	1,944	122,944
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	458,276	760,276	384,678	303,697	497,894	670,493	123,486	3,198,800
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Pass - RR 1 through RR 6	$136,147	$217,453	$258,591	$613,498	$428,325	$137,552	$46,408	$1,837,974
Special Mention - RR 7	—	—	—	—	91,719	—	—	91,719
Substandard - RR 8	—	—	—	14,959	44,577	311	366	60,213
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	136,147	217,453	258,591	628,457	564,621	137,863	46,774	1,989,906
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
As of June 30, 2026	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$65,316	$252,520	$265,024	$67,840	$—	$—	$10,369	$661,069
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	65,316	252,520	265,024	67,840	—	—	10,369	661,069
Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial loans:
Pass - RR 1 through RR 6	$419,539	$730,984	$241,395	$132,127	$58,493	$38,371	$615,215	$2,236,124
Special Mention - RR 7	72	175	13,018	4,038	111	1	1,812	19,227
Substandard - RR 8	9,684	898	913	12,587	1,642	594	12,989	39,307
Doubtful - RR 9	10	—	34	2	2	—	15	63
Total	429,305	732,057	255,360	148,754	60,248	38,966	630,031	2,294,721
Current period gross charge-offs	—	(111)	(407)	(89)	(252)	(209)	(546)	(1,614)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$49,945	$298,542	$100,352	$60,084	$166,980	$337,556	$33,052	$1,046,511
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	49,945	298,542	100,352	60,084	166,980	337,556	33,052	1,046,511
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$159,486	$289,118	$107,545	$88,150	$3,127	$50,504	$224,751	$922,681
Special Mention - RR 7	—	—	2,160	—	15	—	—	2,175
Substandard - RR 8	—	148	—	1,248	2	—	172	1,570
Doubtful - RR 9	—	—	2	—	—	—	—	2
Total	159,486	289,266	109,707	89,398	3,144	50,504	224,923	926,428
Current period gross charge-offs	—	—	(15)	—	—	—	—	(15)

Total commercial LHFI	$1,508,271	$2,793,981	$1,421,927	$1,326,847	$1,321,257	$1,254,881	$1,122,349	$10,749,513
Total commercial LHFI gross charge-offs	$—	$(111)	$(422)	$(89)	$(252)	$(209)	$(546)	$(1,629)

	Term Loans by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
As of June 30, 2026	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$10,738	$33,366	$9,210	$6,707	$1,913	$2,170	$—	$64,104
Past due 30-89 days	—	—	—	—	—	16	—	16
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	4	47	—	—	—	51
Total	10,738	33,366	9,214	6,754	1,913	2,186	—	64,171
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$8,745	$13,897	$15,053	$13,139	$4,765	$11,245	$499,516	$566,360
Past due 30-89 days	30	6	10	76	11	705	4,130	4,968
Past due 90 days or more	—	—	—	—	—	76	544	620
Nonaccrual	—	6	125	717	37	343	7,668	8,896
Total	8,775	13,909	15,188	13,932	4,813	12,369	511,858	580,844
Current period gross charge-offs	—	—	—	—	(5)	(64)	(677)	(746)

Other real estate secured:
Current	$32	$447	$134	$—	$—	$31	$—	$644
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	32	447	134	—	—	31	—	644
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other loans secured by real estate:
Secured by 1-4 family residential properties:
Current	$225,166	$308,674	$207,401	$177,664	$674,022	$741,114	$—	$2,334,041
Past due 30-89 days	277	—	297	4,217	7,538	3,029	—	15,358
Past due 90 days or more	—	—	235	606	290	829	—	1,960
Nonaccrual	—	4	448	511	2,592	2,289	—	5,844
Total	225,443	308,678	208,381	182,998	684,442	747,261	—	2,357,203
Current period gross charge-offs	(18)	(278)	(39)	(1,446)	(3,283)	(1,726)	—	(6,790)

Consumer loans:
Current	$32,733	$32,675	$21,459	$4,878	$6,381	$6,571	$53,118	$157,815
Past due 30-89 days	455	139	223	55	10	—	1,118	2,000
Past due 90 days or more	14	26	32	11	—	—	402	485
Nonaccrual	9	129	55	109	19	14	13	348
Total	33,211	32,969	21,769	5,053	6,410	6,585	54,651	160,648
Current period gross charge-offs	(2,686)	(328)	(181)	(51)	—	(1)	(1,083)	(4,330)

Total consumer LHFI	$278,199	$389,369	$254,686	$208,737	$697,578	$768,432	$566,509	$3,163,510
Total consumer LHFI gross charge-offs	$(2,704)	$(606)	$(220)	$(1,497)	$(3,288)	$(1,791)	$(1,760)	$(11,866)

Total LHFI	$1,786,470	$3,183,350	$1,676,613	$1,535,584	$2,018,835	$2,023,313	$1,688,858	$13,913,023
Total current period gross charge-offs	$(2,704)	$(717)	$(642)	$(1,586)	$(3,540)	$(2,000)	$(2,306)	$(13,495)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$326,423	$70,948	$16,432	$17,197	$7,610	$1,664	$47,981	$488,255
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	3,308	1,409	—	602	85	—	—	5,404
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	329,731	72,357	16,432	17,799	7,695	1,664	47,981	493,659
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$42,929	$22,620	$18,353	$18,748	$19,248	$3,294	$7,497	$132,689
Special Mention - RR 7	—	25	—	349	85	—	—	459
Substandard - RR 8	299	272	319	747	546	296	16	2,495
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	43,228	22,917	18,672	19,844	19,879	3,590	7,513	135,643
Current period gross charge-offs	—	—	—	(3)	(122)	—	—	(125)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$817,790	$434,506	$348,386	$614,738	$334,813	$427,591	$145,497	$3,123,321
Special Mention - RR 7	—	1,298	23,975	284	—	1,124	—	26,681
Substandard - RR 8	38,224	9,304	2,537	39,015	29,540	33,821	1,979	154,420
Doubtful - RR 9	—	—	—	—	—	1	—	1
Total	856,014	445,108	374,898	654,037	364,353	462,537	147,476	3,304,423
Current period gross charge-offs	—	—	—	—	—	(2,026)	—	(2,026)

Other real estate secured:
Pass - RR 1 through RR 6	$290,854	$139,454	$613,122	$678,691	$115,394	$80,235	$61,191	$1,978,941
Special Mention - RR 7	—	—	—	25,376	—	—	—	25,376
Substandard - RR 8	—	—	22,392	69,577	332	26,843	163	119,307
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	290,854	139,454	635,514	773,644	115,726	107,078	61,354	2,123,624
Current period gross charge-offs	—	(4)	—	—	—	—	—	(4)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$122,237	$275,146	$173,752	$23,284	$—	$—	$819	$595,238
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	122,237	275,146	173,752	23,284	—	—	819	595,238
Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial loans:
Pass - RR 1 through RR 6	$803,487	$303,777	$172,506	$88,388	$39,304	$20,251	$523,797	$1,951,510
Special Mention - RR 7	4,522	602	14,230	119	49	77	15,816	35,415
Substandard - RR 8	2,059	377	470	3,245	683	434	5,173	12,441
Doubtful - RR 9	7	42	16	6	—	1	26	98
Total	810,075	304,798	187,222	91,758	40,036	20,763	544,812	1,999,464
Current period gross charge-offs	—	(708)	(982)	(4,016)	(432)	(6,389)	(486)	(13,013)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$300,564	$109,516	$64,228	$180,530	$97,517	$286,979	$22,250	$1,061,584
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	300,564	109,516	64,228	180,530	97,517	286,979	22,250	1,061,584
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$311,342	$125,090	$113,861	$4,356	$4,352	$55,946	$198,576	$813,523
Special Mention - RR 7	—	414	362	—	—	—	—	776
Substandard - RR 8	14	1,725	1,917	369	462	29	1,038	5,554
Doubtful - RR 9	—	3	—	—	—	—	—	3
Total	311,356	127,232	116,140	4,725	4,814	55,975	199,614	819,856
Current period gross charge-offs	—	(54)	—	(116)	—	(50)	—	(220)

Total commercial LHFI	$3,064,059	$1,496,528	$1,586,858	$1,765,621	$650,020	$938,586	$1,031,819	$10,533,491
Total commercial LHFI gross charge-offs	$—	$(766)	$(982)	$(4,135)	$(554)	$(8,465)	$(486)	$(15,388)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$30,069	$9,491	$10,191	$2,500	$1,198	$1,638	$—	$55,087
Past due 30-89 days	—	222	321	—	—	1	—	544
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	9	—	54	—	—	63
Total	30,069	9,713	10,521	2,500	1,252	1,639	—	55,694
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$22,785	$18,105	$13,944	$5,352	$4,352	$8,656	$481,812	$555,006
Past due 30-89 days	321	189	643	36	1	509	3,632	5,331
Past due 90 days or more	—	—	—	—	2	—	518	520
Nonaccrual	26	39	124	49	145	192	7,439	8,014
Total	23,132	18,333	14,711	5,437	4,500	9,357	493,401	568,871
Current period gross charge-offs	—	(10)	—	(56)	—	(31)	(714)	(811)

Secured by nonfarm, nonresidential properties:
Current	$100	$—	$—	$—	$—	$—	$—	$100
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	100	—	—	—	—	—	—	100
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Current	$466	$141	$—	$—	$—	$41	$—	$648
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	466	141	—	—	—	41	—	648
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties:
Current	$325,999	$227,009	$193,722	$712,091	$408,534	$395,901	$—	$2,263,256
Past due 30-89 days	—	167	3,670	9,108	4,949	3,100	—	20,994
Past due 90 days or more	—	—	866	1,598	134	534	—	3,132
Nonaccrual	505	901	13,238	31,622	10,713	7,314	—	64,293
Total	326,504	228,077	211,496	754,419	424,330	406,849	—	2,351,675
Current period gross charge-offs	—	—	(619)	(1,276)	(142)	(74)	—	(2,111)

Consumer loans:
Current	$54,959	$27,573	$7,898	$7,587	$6,892	$239	$55,321	$160,469
Past due 30-89 days	597	228	143	31	13	—	1,440	2,452
Past due 90 days or more	28	32	17	1	—	—	370	448
Nonaccrual	117	43	155	36	23	2	9	385
Total	55,701	27,876	8,213	7,655	6,928	241	57,140	163,754
Current period gross charge-offs	(4,847)	(494)	(474)	(114)	(24)	(26)	(2,459)	(8,438)

Total consumer LHFI	$435,972	$284,140	$244,941	$770,011	$437,010	$418,127	$550,541	$3,140,742
Total consumer LHFI gross charge-offs	$(4,847)	$(504)	$(1,093)	$(1,446)	$(166)	$(131)	$(3,173)	$(11,360)

Total LHFI	$3,500,031	$1,780,668	$1,831,799	$2,535,632	$1,087,030	$1,356,713	$1,582,360	$13,674,233
Total current period gross charge-offs	$(4,847)	$(1,270)	$(2,075)	$(5,581)	$(720)	$(8,596)	$(3,659)	$(26,748)

Past Due LHFS

LHFS past due 90 days or more totaled $109.5 million and $98.9 million at June 30, 2026 and December 31, 2025, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2026 or 2025.

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

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers at June 30, 2026 and December 31, 2025:

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

•
Lending policies and procedures
•
Economic conditions and concentrations of credit

•
Nature and volume of the portfolio
•
Performance trends
•
External factors

While all these factors are incorporated into the overall methodology, only three are currently considered active at June 30, 2026: (i) economic conditions and concentrations of credit, (ii) nature and volume of the portfolio, and (iii) performance trends.

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

The nature and volume of the portfolio qualitative factor is utilized for a sub-pool of the secured by 1-4 family residential properties due to its significant size as well as the underlying nature being different. The nature and volume of the portfolio qualitative factor utilizes a WARM methodology that uses Trustmark’s historical data for the assumptions to support the qualitative adjustment. Trustmark’s historical data is used to develop a PD based on credit score ranges initially set up as well as using the same LGD value from the mortgage sale that occurred in 2024 along with the same weighted average life assumption utilized to determine the credit mark on this portfolio. During the second quarter of 2026, Trustmark updated the weighted average life assumption and LGD value as a result of the mortgage sale that occurred during the quarter. The sub-pool of credits is then aggregated into the appropriate credit score bands in which a weighted average loss rate is calculated based on the PD and LGD for each credit score range. This weighted average loss rate is then applied to the expected balance for the sub-segment of credits. This total is then used as the qualitative reserve adjustment.

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

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$8,048	$8,048	$150	555,581	$555,731
Other secured by 1-4 family residential properties	—	14,762	14,762	931	720,431	721,362
Secured by nonfarm, nonresidential properties	1,102	29,347	30,449	9,086	3,189,714	3,198,800
Other real estate secured	—	12,539	12,539	15,193	1,975,357	1,990,550
Other loans secured by real estate:
Other construction	—	5,151	5,151	—	661,069	661,069
Secured by 1-4 family residential properties	—	29,238	29,238	—	2,357,203	2,357,203
Commercial and industrial loans	6,045	25,055	31,100	20,348	2,274,373	2,294,721
Consumer loans	87	6,263	6,350	87	160,561	160,648
State and other political subdivision loans	—	711	711	—	1,046,511	1,046,511
Other commercial loans and leases	204	9,637	9,841	1,184	925,244	926,428
Total	$7,438	$140,751	$148,189	$46,979	$13,866,044	$13,913,023

	December 31, 2025
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$6,632	$6,632	$156	$549,197	$549,353
Other secured by 1-4 family residential properties	99	13,485	13,584	848	703,666	704,514
Secured by nonfarm, nonresidential properties	141	35,042	35,183	2,531	3,301,992	3,304,523
Other real estate secured	—	20,410	20,410	15,234	2,109,038	2,124,272
Other loans secured by real estate:
Other construction	—	4,889	4,889	—	595,238	595,238
Secured by 1-4 family residential properties	—	41,087	41,087	3,414	2,348,261	2,351,675
Commercial and industrial loans	811	19,758	20,569	1,804	1,997,660	1,999,464
Consumer loans	103	5,740	5,843	103	163,651	163,754
State and other political subdivision loans	—	865	865	—	1,061,584	1,061,584
Other commercial loans and leases	—	8,009	8,009	764	819,092	819,856
Total	$1,154	$155,917	$157,071	$24,854	$13,649,379	$13,674,233

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$160,431	$167,010	$157,071	$160,270
Loans charged-off, sale of 1-4 family mortgage loans	(6,316)	—	(6,316)	—
Loans charged-off	(3,493)	(6,380)	(7,179)	(10,081)
Recoveries	2,342	2,261	4,700	4,577
Net (charge-offs) recoveries	(7,467)	(4,119)	(8,795)	(5,504)
PCL, LHFI	4,452	5,346	9,140	13,471
PCL, LHFI sale of 1-4 family mortgage loans	(9,227)	—	(9,227)	—
Balance at end of period	$148,189	$168,237	$148,189	$168,237

The following tables detail changes in the ACL, LHFI by loan class for the periods presented ($ in thousands):

	Three Months Ended June 30, 2026
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$7,257	$—	$30	$761	$8,048
Other secured by 1-4 family residential properties	14,477	(140)	72	353	14,762
Secured by nonfarm, nonresidential properties	31,093	—	291	(935)	30,449
Other real estate secured	18,187	—	1	(5,649)	12,539
Other loans secured by real estate:
Other construction	4,695	—	4	452	5,151
Secured by 1-4 family residential properties	43,949	(6,472)	68	(8,307)	29,238
Commercial and industrial loans	24,800	(703)	242	6,761	31,100
Consumer loans	6,137	(2,494)	1,530	1,177	6,350
State and other political subdivision loans	773	—	—	(62)	711
Other commercial loans and leases	9,063	—	104	674	9,841
Total	$160,431	$(9,809)	$2,342	$(4,775)	$148,189

The negative PCL, LHFI for the three months ended June 30, 2026 was primarily due to the sale of the 1-4 family mortgage loans that resulted in a $9.2 million release of reserves coupled with positive credit migration and was partially offset by an increase in required reserves on individually analyzed loans, loan growth and changes in the macroeconomic forecasts.

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

	Six Months Ended June 30, 2026
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$6,632	$—	$60	$1,356	$8,048
Other secured by 1-4 family residential properties	13,584	(746)	169	1,755	14,762
Secured by nonfarm, nonresidential properties	35,183	—	317	(5,051)	30,449
Other real estate secured	20,410	—	1	(7,872)	12,539
Other loans secured by real estate:
Other construction	4,889	—	4	258	5,151
Secured by 1-4 family residential properties	41,087	(6,790)	113	(5,172)	29,238
Commercial and industrial loans	20,569	(1,614)	590	11,555	31,100
Consumer loans	5,843	(4,330)	3,331	1,506	6,350
State and other political subdivision loans	865	—	—	(154)	711
Other commercial loans and leases	8,009	(15)	115	1,732	9,841
Total	$157,071	$(13,495)	$4,700	$(87)	$148,189

The negative PCL, LHFI for the six months ended June 30, 2026 was primarily due to the sale of the 1-4 family mortgage loans that resulted in a $9.2 million release of reserves coupled with positive credit migration and was partially offset by an increase in required reserves on individually analyzed loans and loan growth.

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

Note 4 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$131,289	$139,317
Origination of servicing assets	9,828	6,917
Change in fair value:
Due to market changes	7,282	(7,874)
Due to run-off	(6,636)	(5,658)
Balance at end of period	$141,763	$132,702

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At June 30, 2026, the fair value of the MSR included an assumed average prepayment speed of 9 CPR and an average discount rate of 10.68% compared to an assumed average prepayment speed of 9 CPR and an average discount rate of 10.65% at June 30, 2025.

Mortgage Loans Serviced/Sold

During the first six months of 2026 and 2025, Trustmark sold $596.8 million and $530.6 million, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $9.6 million for the first six months of 2026 compared to $9.9 million for the first six months of 2025.

The table below details the mortgage loans sold and serviced for others at June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Federal National Mortgage Association	$4,706,470	$4,745,556
Government National Mortgage Association	3,945,321	3,872,151
Federal Home Loan Mortgage Corporation	354,772	314,383
Other	23,348	23,872
Total mortgage loans sold and serviced for others	$9,029,911	$8,955,962

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expense is included in other expense. Trustmark had no mortgage loan servicing putback expense for the three and six months ended June 30, 2026 and 2025. At both June 30, 2026 and 2025, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 5 – Other Real Estate

At June 30, 2026, Trustmark’s geographic other real estate distribution was concentrated in its Alabama, Mississippi and Tennessee market regions. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these regions.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$6,957	$5,917
Additions	4,277	5,132
Disposals	(5,846)	(1,958)
(Write-downs) recoveries	(180)	(119)
Balance at end of period	$5,208	$8,972

Gains (losses), net on the sale of other real estate included in other real estate expense	$(569)	$(144)

At June 30, 2026 and December 31, 2025, other real estate by type of property consisted of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Construction, land development and other land properties	$149	$63
1-4 family residential properties	2,661	3,871
Nonfarm, nonresidential properties	2,398	1,273
Other real estate properties	—	1,750
Total other real estate	$5,208	$6,957

At June 30, 2026 and December 31, 2025, other real estate by geographic location consisted of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Alabama	$1,356	$409
Mississippi (1)	2,870	5,621
Tennessee (2)	982	927
Total other real estate	$5,208	$6,957
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At June 30, 2026, the balance of other real estate included $2.7 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $3.9 million at December 31, 2025. At June 30, 2026 and December 31, 2025, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $2.7 million and $8.1 million, respectively.

Note 6 – Leases

Lessor Arrangements

Trustmark leases certain types of machinery and equipment to its customers through sales-type and direct financing leases as part of its equipment financing portfolio. At June 30, 2026, these leases have remaining lease terms of one to nine years, some of which include renewal options and/or options for the lessee to purchase the leased property near or at the end of the lease term. Trustmark recognized interest income from its sales-type and direct financing leases of $6.3 million and $11.9 million for the three and six months ended June

30, 2026, respectively, compared to $4.2 million and $7.8 million for the three and six months ended June 30, 2025, respectively. Trustmark does not have any significant operating leases in which it is the lessor.

The table below summarizes the components of Trustmark's net investment in its sales-type and direct financing leases for the periods presented ($ in thousands):

	June 30, 2026	December 31, 2025
Leases receivable	$516,234	$442,096
Unearned income	(74,249)	(68,283)
Initial direct costs	3,522	3,236
Unguaranteed lease residual	32,777	24,360
Total net investment	$478,284	$401,409

The table below details the minimum future lease payments for Trustmark's leases receivable at June 30, 2026 ($ in thousands):

June 30, 2026
2026 (excluding the six months ended June 30, 2026)	$53,234
2027	118,764
2028	107,428
2029	89,282
2030	64,591
Thereafter	82,935
Lease receivable	$516,234

Lessee Arrangements

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance leases:
Amortization of right-of-use assets	$113	$113	$226	$226
Interest on lease liabilities	29	34	59	68
Operating lease cost	1,398	1,341	2,750	2,682
Short-term lease cost	131	154	290	319
Variable lease cost	237	223	470	442
Sublease income	(67)	(76)	(135)	(135)
Net lease cost	$1,841	$1,789	$3,660	$3,602

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Finance leases:
Operating cash flows included in operating activities	$59	$68
Financing cash flows included in payments under finance lease obligations	235	225

Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	2,712	2,637
Operating cash flows (liability reduction) included in other operating activities, net	1,995	1,957

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Finance lease right-of-use assets, net of accumulated depreciation	$2,620	$2,847
Finance lease liabilities	3,223	3,458
Operating lease right-of-use assets	32,947	32,152
Operating lease liabilities	37,091	36,250

Weighted-average lease term:
Finance leases	5.86 years	6.36 years
Operating leases	8.42 years	8.69 years

Weighted-average discount rate:
Finance leases	3.61%	3.61%
Operating leases	4.11%	4.04%

At June 30, 2026, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2026 (excluding the six months ended June 30, 2026)	$294	$2,873
2027	594	5,784
2028	599	5,148
2029	633	4,989
2030	644	4,973
Thereafter	810	20,773
Total minimum lease payments	3,574	44,540
Less imputed interest	(351)	(7,449)
Lease liabilities	$3,223	$37,091

Note 7 – Deposits

At June 30, 2026 and December 31, 2025, deposits consisted of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Noninterest-bearing demand	$3,373,546	$3,036,504
Interest-bearing demand	8,113,635	8,020,354
Savings	975,655	970,161
Time	3,608,379	3,472,765
Total	$16,071,215	$15,499,784

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other expense. Other real estate sales for the three and six months ended June 30, 2026 resulted in a net loss of $507 thousand and $569 thousand, respectively, compared to a net loss of $68 thousand and $144 thousand for the three and six months ended June 30, 2025, respectively.

The following tables present noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$10,299	$—	$10,299	$10,562	$—	$10,562
Bank card and other fees	7,853	889	8,742	7,968	748	8,716
Mortgage banking, net	—	8,914	8,914	—	8,602	8,602
Wealth management	161	—	161	196	—	196
Other, net	2,318	1,079	3,397	2,388	(224)	2,164
Total noninterest income	$20,631	$10,882	$31,513	$21,114	$9,126	$30,240

Wealth Management Segment
Service charges on deposit accounts	$76	$—	$76	$23	$—	$23
Bank card and other fees	1	—	1	38	—	38
Wealth management	10,761	—	10,761	9,442	—	9,442
Other, net	89	131	220	54	93	147
Total noninterest income	$10,927	$131	$11,058	$9,557	$93	$9,650

Consolidated
Service charges on deposit accounts	$10,375	$—	$10,375	$10,585	$—	$10,585
Bank card and other fees	7,854	889	8,743	8,006	748	8,754
Mortgage banking, net	—	8,914	8,914	—	8,602	8,602
Wealth management	10,922	—	10,922	9,638	—	9,638
Other, net	2,407	1,210	3,617	2,442	(131)	2,311
Total noninterest income	$31,558	$11,013	$42,571	$30,671	$9,219	$39,890
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

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$20,884	$—	$20,884	$21,177	$—	$21,177
Bank card and other fees	14,947	1,752	16,699	15,348	993	16,341
Mortgage banking, net	—	17,848	17,848	—	17,373	17,373
Wealth management	314	—	314	377	—	377
Other, net	4,892	2,688	7,580	7,801	185	7,986
Total noninterest income	$41,037	$22,288	$63,325	$44,703	$18,551	$63,254

Wealth Management Segment
Service charges on deposit accounts	$145	$—	$145	$44	$—	$44
Bank card and other fees	32	—	32	77	—	77
Wealth management	21,001	—	21,001	18,804	—	18,804
Other, net	186	227	413	106	189	295
Total noninterest income	$21,364	$227	$21,591	$19,031	$189	$19,220

Consolidated
Service charges on deposit accounts	$21,029	$—	$21,029	$21,221	$—	$21,221
Bank card and other fees	14,979	1,752	16,731	15,425	993	16,418
Mortgage banking, net	—	17,848	17,848	—	17,373	17,373
Wealth management	21,315	—	21,315	19,181	—	19,181
Other, net	5,078	2,915	7,993	7,907	374	8,281
Total noninterest income	$62,401	$22,515	$84,916	$63,734	$18,740	$82,474
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$7	$9	$14	$18
Interest cost	50	69	100	138
Expected return on plan assets	(19)	(31)	(38)	(63)
Recognized net (gain) loss due to lump sum settlements	(31)	—	(31)	(50)
Recognized net actuarial (gain) loss	(3)	(2)	(6)	(4)
Net periodic benefit cost	$4	$45	$39	$39

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$2	$4	$4	$8
Interest cost	435	475	886	970
Amortization of prior service cost	—	3	—	7
Recognized net actuarial loss	76	63	164	136
Net periodic benefit cost	$513	$545	$1,054	$1,121

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

The following tables summarize the Stock Plan activity for the period presented:

	Three Months Ended June 30, 2026
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	201,825	391,248
Granted	—	24,566
Released from restriction	—	(21,930)
Forfeited	—	(2,587)
Nonvested units, end of period	201,825	391,297

	Six Months Ended June 30, 2026
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	205,227	362,253
Granted	63,691	157,710
Adjustment for performance factor	43,619	—
Released from restriction	(110,712)	(124,448)
Forfeited	—	(4,218)
Nonvested units, end of period	201,825	391,297

The following table presents information regarding compensation expense for units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Performance units	$618	$531	$1,010	$1,024
Time-vested units	1,043	656	3,569	2,634
Total compensation expense	$1,661	$1,187	$4,579	$3,658

Note 11 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At June 30, 2026 and 2025, Trustmark had unused commitments to extend credit of $4.467 billion and $4.361 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At June 30, 2026 and 2025, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $169.6 million and $136.4 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets as of June 30, 2026 and December 31, 2025.

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

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$26,003	$26,561	$27,951	$29,392
PCL, off-balance sheet credit exposures	1,531	(670)	(417)	(3,501)
Balance at end of period	$27,534	$25,891	$27,534	$25,891

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The increase in the ACL on off-balance sheet credit exposures for the three months ended June 30, 2026 was primarily due to an increase in the quantitative reserve rates related to changes in the macroeconomic forecasts coupled with an increase in the utilization rates for unfunded commitments. The decrease in the ACL on off-balance sheet credit exposures for the six months ended June 30, 2026 was primarily due to a decrease in unfunded commitments and positive credit migration and was partially offset by increases in the quantitative reserve rates related to changes to the macroeconomic forecasts and the utilization rates for unfunded commitments.

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

Note 12 – EPS

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic shares	58,470	60,463	58,650	60,630
Dilutive shares	228	231	220	233
Diluted shares	58,698	60,694	58,870	60,863

Weighted-average antidilutive stock awards are excluded in determining diluted EPS. Trustmark had no weighted-average antidilutive stock awards for the three and six months ended June 30, 2026 and 2025.

Note 13 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Income taxes paid	$4,138	$27,020
Interest expense paid on deposits and borrowings	141,681	157,912
Noncash transfers from loans to other real estate	4,277	5,132
Operating right-of-use assets resulting from lease liabilities	2,828	1,349

Note 14 – Shareholders’ Equity

Regulatory Capital

Trustmark and TB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2025 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TB and limit Trustmark’s and TB’s ability to pay dividends. As of June 30, 2026, Trustmark and TB exceeded all applicable minimum capital standards. In addition, Trustmark and TB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2026. To be categorized in this manner, Trustmark and TB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since June 30, 2026, which Management believes have affected Trustmark’s or TB’s present classification.

The following table provides Trustmark’s and TB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2026 and December 31, 2025 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At June 30, 2026:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,865,035	11.87%	7.00%	n/a
Trustmark Bank	1,952,935	12.43%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,925,035	12.26%	8.50%	n/a
Trustmark Bank	1,952,935	12.43%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,272,877	14.47%	10.50%	n/a
Trustmark Bank	2,128,658	13.55%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,925,035	10.25%	4.00%	n/a
Trustmark Bank	1,952,935	10.40%	4.00%	5.00%

At December 31, 2025:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,814,295	11.72%	7.00%	n/a
Trustmark Bank	1,908,101	12.33%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,874,295	12.11%	8.50%	n/a
Trustmark Bank	1,908,101	12.33%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,231,283	14.41%	10.50%	n/a
Trustmark Bank	2,093,123	13.52%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,874,295	10.18%	4.00%	n/a
Trustmark Bank	1,908,101	10.37%	4.00%	5.00%

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

On December 2, 2025, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2026, under which $100.0 million of Trustmark’s outstanding shares could be acquired through December 31, 2026. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased 952 thousand shares of its common stock valued at $40.9 million during the six months ended June 30, 2026.

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

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(15,035)	$3,760	$(11,275)	$13,992	$(3,499)	$10,493
Change in net unrealized holding loss on securities transferred to held to maturity	2,600	(650)	1,950	3,450	(863)	2,587
Total securities available for sale and transferred securities	(12,435)	3,110	(9,325)	17,442	(4,362)	13,080
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	—	—	—	3	—	3
Recognized net loss due to lump sum settlements	(31)	8	(23)	—	—	—
Change in net actuarial loss	73	(19)	54	61	(16)	45
Total pension and other postretirement benefit plans	42	(11)	31	64	(16)	48
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(8,208)	2,052	(6,156)	4,098	(1,024)	3,074
Reclassification adjustment for (gain) loss realized in net income	805	(201)	604	2,681	(670)	2,011
Total cash flow hedge derivatives	(7,403)	1,851	(5,552)	6,779	(1,694)	5,085
Total other comprehensive income (loss)	$(19,796)	$4,950	$(14,846)	$24,285	$(6,072)	$18,213

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(31,721)	$7,931	$(23,790)	$46,591	$(11,648)	$34,943
Change in net unrealized holding loss on securities transferred to held to maturity	5,559	(1,390)	4,169	6,875	(1,719)	5,156
Total securities available for sale and transferred securities	(26,162)	6,541	(19,621)	53,466	(13,367)	40,099
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	—	—	—	7	(1)	6
Recognized net loss due to lump sum settlements	(31)	8	(23)	(50)	12	(38)
Change in net actuarial loss	158	(40)	118	132	(33)	99
Total pension and other postretirement benefit plans	127	(32)	95	89	(22)	67
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(13,915)	3,479	(10,436)	11,977	(2,994)	8,983
Reclassification adjustment for (gain) loss realized in net income	1,740	(435)	1,305	5,361	(1,340)	4,021
Total cash flow hedge derivatives	(12,175)	3,044	(9,131)	17,338	(4,334)	13,004
Total other comprehensive income (loss)	$(38,210)	$9,553	$(28,657)	$70,893	$(17,723)	$53,170

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2026	$(10,518)	$(5,169)	$2,062	$(13,625)
Other comprehensive income (loss) before reclassification	(19,621)	—	(10,436)	(30,057)
Amounts reclassified from accumulated other comprehensive income (loss)	—	95	1,305	1,400
Net other comprehensive income (loss)	(19,621)	95	(9,131)	(28,657)
Balance at June 30, 2026	$(30,139)	$(5,074)	$(7,069)	$(42,282)

Balance at January 1, 2025	$(66,885)	$(4,721)	$(12,053)	$(83,659)
Other comprehensive income (loss) before reclassification	40,099	—	8,983	49,082
Amounts reclassified from accumulated other comprehensive income (loss)	—	67	4,021	4,088
Net other comprehensive income (loss)	40,099	67	13,004	53,170
Balance at June 30, 2025	$(26,786)	$(4,654)	$951	$(30,489)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the six months ended June 30, 2026 and the year ended December 31, 2025.

	June 30, 2026
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$207,053	$207,053	$—	$—
U.S. Government agency obligations	69,929	—	69,929	—
Mortgage-backed securities	1,664,642	—	1,664,642	—
Securities available for sale	1,941,624	207,053	1,734,571	—
LHFS	300,529	—	300,529	—
MSR	141,763	—	—	141,763
Other assets	13,822	2,690	10,058	1,074
Other liabilities	28,454	55	28,399	—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$208,948	$208,948	$—	$—
U.S. Government agency obligations	70,849	—	70,849	—
Mortgage-backed securities	1,597,033	—	1,597,033	—
Securities available for sale	1,876,830	208,948	1,667,882	—
LHFS	278,789	—	278,789	—
MSR	131,289	—	—	131,289
Other assets	16,235	11	15,226	998
Other liabilities	22,832	1,708	21,124	—

The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2026 and 2025 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2026	$131,289	$998
Total net (loss) gain included in Mortgage banking, net (1)	646	1,648
Additions	9,828	—
Sales	—	(1,572)
Balance, June 30, 2026	$141,763	$1,074

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2026	$7,282	$2,558

Balance, January 1, 2025	$139,317	$229
Total net (loss) gain included in Mortgage banking, net (1)	(13,532)	2,465
Additions	6,917	—
Sales	—	(887)
Balance, June 30, 2025	$132,702	$1,807

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2025	$(7,874)	$2,338

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at June 30, 2026, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At June 30, 2026, Trustmark had outstanding balances of $47.0 million with a related ACL of $7.4 million in collateral-dependent LHFI, compared to outstanding balances of $24.9 million with a related ACL of $1.2 million in collateral-dependent LHFI at December 31, 2025. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $714 thousand were re-measured during the first six months of 2026, requiring write-downs of $256 thousand to reach their current fair values compared to $978 thousand of foreclosed assets that were re-measured during the first six months of 2025, requiring write-downs of $200 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at June 30, 2026 and December 31, 2025, are as follows ($ in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$669,892	$669,892	$668,007	$668,007
Securities held to maturity	1,134,823	1,096,876	1,207,454	1,180,569
Level 3 Inputs:
Net LHFI	13,764,834	13,728,828	13,517,162	13,544,873

Financial Liabilities:
Level 2 Inputs:
Deposits	16,071,215	16,060,968	15,499,784	15,494,681
Federal funds purchased and securities sold under repurchase agreements	360,000	360,000	445,000	445,000
Other borrowings	137,853	137,853	364,762	364,762
Subordinated notes	172,119	174,563	171,966	176,750
Junior subordinated debt securities	61,856	52,578	61,856	52,964

Fair Value Option

Trustmark has elected to account for its LHFS under the fair value option, with interest income on these LHFS reported in interest and fees on LHFS and LHFI. The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three and six months ended June 30, 2026, a net gain of $1.4 million and a net loss of $393 thousand, respectively, were recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to net gains of $731 thousand and $1.4 million for the three and six months ended June 30, 2025, respectively. Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2026 included $3.1 million and $5.4 million of interest earned on LHFS accounted for under the fair value option, compared to $2.5 million and $4.4 million for the three and six months ended June 30, 2025, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $134.6 million and $136.3 million at June 30, 2026 and December 31, 2025, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and ACL, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option at June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Fair value of LHFS	$165,898	$142,485
LHFS contractual principal outstanding	164,440	143,832
Fair value less unpaid principal	$1,458	$(1,347)

Note 16 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At June 30, 2026, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.645 billion compared to $1.630 billion at December 31, 2025.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $118 thousand and $241 thousand of amortization expense for the three and six months ended June 30, 2026, respectively, compared to $131 thousand and $261 thousand of amortization expense for the three and six months ended June 30, 2025, respectively. As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. During the next twelve months, Trustmark estimates that $4.4 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $354.5 million at June 30, 2026 compared to $345.5 million at December 31, 2025. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net positive ineffectiveness of $199 thousand and a net negative ineffectiveness of $541 thousand for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the impact was a net positive ineffectiveness of $103 thousand and a net negative ineffectiveness of $1.1 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $187.5 million at June 30, 2026, with a negative valuation adjustment of $42 thousand, compared to $152.0 million, with a negative valuation adjustment of $287 thousand, at December 31, 2025.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $87.2 million at June 30, 2026, with a positive valuation adjustment of $1.1 million, compared to $74.5 million, with a positive valuation adjustment of $998 thousand, at December 31, 2025.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivatives market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At June 30, 2026, Trustmark had interest rate swaps with an aggregate notional amount of $2.158 billion related to this program, compared to $1.991 billion at December 31, 2025.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At June 30, 2026, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements totaled $2.8 million compared to $117 thousand at December 31, 2025. At June 30, 2026 and December 31, 2025, Trustmark had posted collateral of $4.5 million and $2.2 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2026, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At June 30, 2026, Trustmark had entered into ten risk participation agreements as a beneficiary with aggregate notional amounts of $120.1 million compared to ten risk participation agreements as a beneficiary with an aggregate notional amount of $113.7 million at December 31, 2025. At June 30, 2026, Trustmark had entered into twenty-six risk participation agreements as a guarantor with aggregate notional amounts of $329.8 million compared to twenty-seven risk participation agreements as a guarantor with aggregate notional amounts of $267.9 million at December 31, 2025. The aggregate fair values of these risk participation agreements were immaterial at both June 30, 2026 and December 31, 2025.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at June 30, 2026 and December 31, 2025 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate contracts:
Interest rate swaps included in other assets (1)	$350	$3,890
Interest rate floors included in other assets	720	1,673
Interest rate swaps included in other liabilities (1)	7,959	611

Derivatives not designated as hedging instruments:
Interest rate contracts:
Exchange traded purchased options included in other assets	$14	$11
Over-the-counter written options (rate locks) included in other assets	1,074	998
Futures contracts included in other assets	1,017	—
Interest rate swaps included in other assets (1)	8,979	9,654
Credit risk participation agreements included in other assets	9	9
Futures contracts included in other liabilities	—	1,661
Forward contracts included in other liabilities	42	287
Exchange traded written options included in other liabilities	55	47
Interest rate swaps included in other liabilities (1)	20,321	20,098
Credit risk participation agreements included in other liabilities	77	128

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS and LHFI	$(805)	$(2,681)	$(1,740)	$(5,361)

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$(4,551)	$1,842	$(6,859)	$6,557
Amount of gain (loss) recognized in bank card and other fees	195	452	565	364

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(6,156)	$3,074	$(10,436)	$8,983

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of June 30, 2026 and December 31, 2025 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of June 30, 2026
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$10,049	$—	$10,049	$(6,621)	$—	$3,428

Offsetting of Derivative Liabilities
As of June 30, 2026
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$28,280	$—	$28,280	$(6,621)	$(4,500)	$17,159

Offsetting of Derivative Assets
As of December 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$15,217	$—	$15,217	$(6,271)	$(1,380)	$7,566

Offsetting of Derivative Liabilities
As of December 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$20,709	$—	$20,709	$(6,271)	$(2,200)	$12,238

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

The following tables disclose financial information by reportable segment for the periods presented ($ in thousands):

Three Months Ended June 30, 2026	General Banking	Wealth Management	Consolidated
Interest income	$234,175	$3,258	$237,433
Interest expense	70,384	1,419	71,803
Funds transfer pricing, net	(1,194)	1,194	—
Net interest income	162,597	3,033	165,630
PCL	(3,240)	(4)	(3,244)
Net interest income after PCL	165,837	3,037	168,874
Service charges on deposit accounts	10,299	76	10,375
Bank card and other fees	8,742	1	8,743
Mortgage banking, net	8,914	—	8,914
Wealth management	161	10,761	10,922
Other, net	3,528	89	3,617
Internal allocations	(131)	131	—
Noninterest income	31,513	11,058	42,571
Salaries and employee benefits	67,304	5,686	72,990
Services and fees	29,022	726	29,748
Other segment expenses (1)	30,399	546	30,945
Internal allocations	(1,873)	1,873	—
Noninterest expense	124,852	8,831	133,683
Income before income taxes	72,498	5,264	77,762
Income taxes	12,936	1,304	14,240
Consolidated net income	$59,562	$3,960	$63,522

Selected Financial Information
Total assets	$18,969,028	$223,442	$19,192,470
Depreciation and amortization	$10,411	$64	$10,475
(1)
Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Three Months Ended June 30, 2025	General Banking	Wealth Management	Consolidated
Interest income	$234,301	$3,127	$237,428
Interest expense	77,799	873	78,672
Funds transfer pricing, net	253	(253)	—
Net interest income	156,755	2,001	158,756
PCL	4,693	(17)	4,676
Net interest income after PCL	152,062	2,018	154,080
Service charges on deposit accounts	10,562	23	10,585
Bank card and other fees	8,716	38	8,754
Mortgage banking, net	8,602	—	8,602
Wealth management	196	9,442	9,638
Other, net	2,257	54	2,311
Internal allocations	(93)	93	—
Noninterest income	30,240	9,650	39,890
Salaries and employee benefits	62,831	5,467	68,298
Services and fees	26,357	641	26,998
Other segment expenses (1)	29,425	393	29,818
Internal allocations	(1,486)	1,486	—
Noninterest expense	117,127	7,987	125,114
Income before income taxes	65,175	3,681	68,856
Income taxes	12,100	915	13,015
Consolidated net income	$53,075	$2,766	$55,841

Selected Financial Information
Total assets	$18,417,303	$198,356	$18,615,659
Depreciation and amortization	$9,851	$63	$9,914
(1)
Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Six Months Ended June 30, 2026	General Banking	Wealth Management	Consolidated
Interest income	$463,156	$6,347	$469,503
Interest expense	140,467	2,847	143,314
Funds transfer pricing, net	(2,453)	2,453	—
Net interest income	320,236	5,953	326,189
PCL	(727)	223	(504)
Net interest income after PCL	320,963	5,730	326,693
Service charges on deposit accounts	20,884	145	21,029
Bank card and other fees	16,699	32	16,731
Mortgage banking, net	17,848	—	17,848
Wealth management	314	21,001	21,315
Other, net	7,807	186	7,993
Internal allocations	(227)	227	—
Noninterest income	63,325	21,591	84,916
Salaries and employee benefits	135,400	11,832	147,232
Services and fees	56,271	1,421	57,692
Other segment expenses (1)	59,835	1,083	60,918
Internal allocations	(3,754)	3,754	—
Noninterest expense	247,752	18,090	265,842
Income before income taxes	136,536	9,231	145,767
Income taxes	23,842	2,288	26,130
Consolidated net income	$112,694	$6,943	$119,637

Selected Financial Information
Total assets	$18,969,028	$223,442	$19,192,470
Depreciation and amortization	$19,989	$129	$20,118

(1)
Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Six Months Ended June 30, 2025	General Banking	Wealth Management	Consolidated
Interest income	$460,459	$6,116	$466,575
Interest expense	154,096	1,668	155,764
Funds transfer pricing, net	713	(713)	—
Net interest income	307,076	3,735	310,811
PCL	9,990	(20)	9,970
Net interest income after PCL	297,086	3,755	300,841
Service charges on deposit accounts	21,177	44	21,221
Bank card and other fees	16,341	77	16,418
Mortgage banking, net	17,373	—	17,373
Wealth management	377	18,804	19,181
Other, net	8,175	106	8,281
Internal allocations	(189)	189	—
Noninterest income	63,254	19,220	82,474
Salaries and employee benefits	125,702	11,088	136,790
Services and fees	51,956	1,289	53,245
Other segment expenses (1)	58,272	818	59,090
Internal allocations	(2,968)	2,968	—
Noninterest expense	232,962	16,163	249,125
Income before income taxes	127,378	6,812	134,190
Income taxes	23,022	1,694	24,716
Consolidated net income	$104,356	$5,118	$109,474

Selected Financial Information
Total assets	$18,417,303	$198,356	$18,615,659
Depreciation and amortization	$18,360	$125	$18,485

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

Pending Accounting Pronouncements

ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” FASB issued ASU 2024-03 in November 2024, with the objective of providing investors with more decision-useful information regarding a public business entity's expenses by enhancing disclosures on income statement expenses. Investor feedback indicated a strong preference for the disclosure of disaggregated financial reporting information as a top priority for the FASB. Detailed knowledge of an entity's expenses is crucial for understanding its prospects for future cash flows and for making performance comparisons over time and with other entities. Investors emphasized that information regarding cost of sales, selling, general, and administrative expenses, employee compensation costs, depreciation and amortization, and research and development expenditure would enhance their comprehension of an entity's cost structure and ability to forecast future cash flows. The ASU applies exclusively to public business entities and mandates additional disclosures about specific expense categories on both annual and interim bases in the notes to financial statements that are not currently required. The amendments do not alter or eliminate existing expense disclosure requirements nor change requirements for presenting expenses on the face of the income statement. However, they do specify that certain existing disclosures must now appear in the same tabular format as the new disaggregation requirements. The FASB issued ASU 2025-01 in January 2025, clarifying that the amendments in ASU 2024-03 are effective for public business entities for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Trustmark intends to adopt the amendments of ASU 2024-03 effective

January 1, 2027, and will include the required annual disclosures in its Annual Report on Form 10-K for the year ending December 31, 2027, and required interim disclosures in its Quarterly Report on Form 10-Q for the period ending March 31, 2028. Trustmark is currently evaluating the changes to disclosures required by ASU 2024-03; however, adoption of ASU 2024-03 is not expected to have a material impact to Trustmark’s consolidated financial statements or results of operations.

ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” Issued in September 2025, ASU 2025-06 seeks to update the guidance on accounting for software due to changes in how software is generally developed. When software accounting guidance was first issued, companies developing software generally followed a prescriptive and sequential development method (e.g., waterfall). Since then, many companies have adopted a more incremental and iterative development method (i.e., agile). As a result, many stakeholders noted the challenges of applying current internal-use software accounting requirements that do not specifically address software developed using an incremental and iterative method, which has led to diversity in practice in determining when to begin capitalizing software costs. The amendments of ASU 2025-06 remove all references to a prescriptive and sequential software development method (referred to as "project stages") throughout FASB ASC Subtopic 350-40, and require an entity to start capitalizing software costs when both of the following occur: (1) Management has authorized and committed to funding the software project; and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). In evaluating the probable-to-complete recognition threshold, a company is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Trustmark intends to adopt the amendments of ASU 2025-06 effective January 1, 2028. Trustmark is currently evaluating the impact the amendments of ASU 2025-06 will have with regards to its internal-use software; however, adoption of ASU 2025-06 is not expected to have a material impact to Trustmark’s consolidated financial statements or results of operations.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark Bank (TB), a Mississippi-chartered banking corporation. TB is a member bank of the Federal Reserve System and is supervised by the Federal Reserve Bank of Atlanta (FRBA) and the Mississippi Department of Banking and Consumer Finance (MDBCF). In addition, as a large provider of consumer financial services, TB remains subject to regulation, supervision, enforcement and examination by the Consumer Financial Protection Bureau (CFPB). Dividends from TB are Trustmark’s principal source of cash. Effective July 1, 2026, TB was no longer required to obtain approval from the MDBCF, except under certain enumerated supervisory circumstances, prior to the declaration and payment of its quarterly dividend as a result of the enactment of Mississippi Senate Bill 2383, which amended the Mississippi banking code. At June 30, 2026, TB had total assets of $19.190 billion, which represented 99.99% of the consolidated assets of Trustmark.

Through TB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,583 full-time equivalent associates (measured at June 30, 2026) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Georgia (primarily in Atlanta, which is referred to herein as Trustmark's Georgia market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along two operating segments: General Banking Segment and Wealth Management Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2025 (2025 Annual Report).

Executive Overview

Trustmark completed the following non-routine transactions during the second quarter of 2026:

•
Trustmark sold a portfolio of 1-4 family mortgage loans that were primarily three payments delinquent and/or nonaccrual totaling $73.8 million, which resulted in a loss of $11.3 million. Total reserves released or used due to the sale of 1-4 family mortgage loans were $15.5 million, of which $9.2 million ($6.9 million, net of taxes) were released and recorded to PCL, LHFI sale of 1-4 family mortgage loans and $6.3 million (the credit related portion of the loss) were recorded as charge-offs against the ACL, LHFI. The noncredit-related portion of the loss totaled $5.0 million ($3.8 million, net of taxes) and was recorded to noninterest income in other, net. In total, the sale of the 1-4 family mortgage loans resulted in an increase in pre-tax net income of $4.2 million ($3.2 million net of taxes).
•
TB and Visa completed an exchange, offered by Visa to institutional holders of certain classes of its common stock, in which TB received shares of Visa Class B-3 common stock (Visa B-3 shares) and Visa Class C common stock (Visa C shares) for its outstanding shares of Visa Class B-2 common stock (Visa B-2 shares). Two-thirds of the Visa C shares received by TB were converted to Visa Class A common stock (Visa A shares) pursuant to the terms thereof and subsequently sold, resulting in a gain of $3.3 million ($2.5 million, net of taxes). The remaining one-third of the Visa C shares received by TB were recognized at fair value, which resulted in a gain of $1.7 million ($1.2 million, net of taxes). The total gain on the Visa shares was recorded to noninterest income in other, net. The Visa B-3 shares were recorded at their nominal carrying value.

For further information regarding these non-routine transactions and the impact to Trustmark's financial results, see the section captioned "Non-GAAP Financial Measures."

In addition to these non-routine transactions, Trustmark's financial results for the three and six months ended June 30, 2026 reflected diversified growth in loans held for investment (LHFI), stable credit quality and cost-effective core deposit growth. Trustmark's capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. Trustmark continued to implement organic growth initiatives and make investments to capitalize on opportunities in its marketplace. With robust capital, liquidity and profitability, Trustmark is well-positioned to continue to compete in changing economic conditions and create long-term value for its shareholders. On July 28, 2026, Trustmark’s Board of Directors declared a quarterly cash dividend of $0.25 per share. The dividend is payable September 15, 2026, to shareholders of record on September 1, 2026.

Recent Economic and Industry Developments

Economic activity during the first six months of 2026 expanded at a moderate pace, supported by continued consumer spending and business investment, including investment in artificial intelligence (AI) infrastructure, while inflationary pressures, elevated energy prices, tariffs and geopolitical uncertainty weighed on the outlook. Labor market conditions remained relatively stable, with unemployment little changed, but inflation remained above the FRB’s longer-run objective and contributed to a more cautious monetary policy posture. Economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, the current United States presidential administration's policies, inflationary and broader pricing pressures, volatility in energy prices and other economic and industry volatility. Concerns surrounding the direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

The FRB decreased the target federal funds rate to a range of 3.50% to 3.75% and the rate it pays on reserves to 3.65% as of December 2025. The FRB left the target federal funds rate and the rate it pays on reserves unchanged during the first six months of 2026 as policymakers assessed the competing risks of persistent inflation, slowing growth and heightened global uncertainty. Prior period rate increases increased the competitive pressures on Trustmark's deposit cost of funds. While rate cuts potentially reduced those competitive pressures, they increased pressure on Trustmark's net interest margin, a key component to its financial results. It is not possible to predict the direction, pace or magnitude of further changes, if any, in interest rates, or the impact any such rate changes will have on Trustmark's results of operations.

In the May and July 2026 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ (Districts) reports suggested that during the reporting periods (covering the periods from April 6, 2026 through May 27, 2026 and May 28, 2026 through July 6, 2026) overall economic activity increased at a slight to moderate pace in most Districts. The May report indicated that economic activity increased at a slight to moderate pace in ten of the twelve Districts, while one District reported a slight decline and one reported no change. The July report indicated that economic activity increased at a slight to moderate pace in eleven of the twelve Districts, while one District reported no change. Reports by the twelve Districts noted the following during the reporting periods:

•
On balance, consumer spending was mixed to slightly higher, with affordability pressures, higher prices and elevated fuel costs contributing to greater price sensitivity and substitution toward lower-cost goods and services. Higher-income consumers generally remained more resilient, while middle- and lower-income consumers continued to show signs of financial strain. Auto dealers reported softer or little-changed new vehicle sales, with affordability and fuel costs weighing on demand and some consumers shifting toward used or hybrid vehicles or delaying purchases and increasing spending on repairs.
•
Manufacturing activity increased at a modest to moderate pace in most Districts, supported by demand from the data center, machinery and defense sectors. Manufacturers in several Districts noted supply chain constraints related to trade policy and the conflict in the Middle East, which prompted price increases in raw materials and transportation costs. Energy activity increased in certain markets, including increased oil and gas drilling in the later reporting period, although producers remained cautious amid uncertainty regarding fuel prices. Agricultural conditions were generally unchanged or deteriorated, reflecting lower commodity prices, higher input costs and tighter credit conditions. Transportation activity increased modestly amid ongoing supply chain changes related to higher tariffs and the conflict in the Middle East.
•
Banking and financial conditions were generally stable on net. Commercial and consumer loan volumes were stable to modestly higher, with commercial lending and commercial real estate opportunities cited as areas of relative strength in some Districts. Commercial loan quality was generally stable, while consumer loan quality weakened modestly and several Districts noted rising delinquencies in residential mortgage, consumer and agricultural loan portfolios. Construction and real estate activity increased slightly overall in the later reporting period, supported in part by data center construction, while residential real estate activity remained constrained by affordability pressures, mortgage rates and limited inventory in some markets. Commercial real estate conditions were mixed, with relatively stronger demand for industrial and data center-related properties and continued softness in portions of the office market.
•
Business outlooks were mixed but generally anticipated continued modest expansion in the coming months. Elevated uncertainty remained a common theme, with contacts citing the potential effects of higher fuel costs, tariffs, supply chain adjustments, geopolitical developments and changing consumer behavior. Many firms continued to take a cautious approach to hiring, pricing and capital investment decisions, although sentiment improved in some Districts during the later reporting period.
•
Employment was little changed to modestly higher overall. The May report indicated little to no change in employment across most Districts, with hiring generally selective and focused on critical roles or replacement hiring. The July report indicated somewhat broader employment gains, with five Districts reporting modest, moderate or solid employment growth and the remaining Districts reporting little to no change. Labor availability improved in many areas, but employers continued to report difficulty finding skilled workers, particularly technicians, trades people and certain health care and manufacturing workers. Wage growth remained modest to moderate in most Districts, with some wage increases attributed to competition for skilled workers and cost-of-living adjustments related to higher household costs. Several Districts also noted the growing use of AI in business processes, though contacts generally did not report broad employment reductions attributable to AI.
•
Prices continued to increase at a moderate to strong pace overall, with input cost pressures generally outpacing selling price growth in many industries. Contacts reported higher costs for fuel, freight, energy-related inputs, metals, electronic components, insurance and health care. Tariffs continued to contribute to higher costs for some materials, including steel, aluminum and other inputs, and several Districts reported more common supply chain issues. While many firms raised prices to offset higher costs, consumer price sensitivity limited pass-through in some sectors, contributing to margin pressure.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida, Georgia and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted findings for the reporting periods that were generally consistent with the national observations discussed above. The Federal Reserve’s Sixth District reported that economic activity continued to expand at a modest pace, with consumer spending and travel and tourism increasing modestly, transportation and manufacturing demand continuing to improve, and agricultural conditions deteriorating. Loan growth in the Sixth District was driven by consumer and specialized lending, while residential and commercial real estate conditions were little changed, on balance. The Federal Reserve’s Eighth District noted that economic activity increased slightly, banking conditions were largely unchanged, consumer spending was stable and manufacturing softened slightly, although firms tied to energy and defense reported stronger demand. Eighth District contacts also reported stable credit quality overall, with some early-stage weakness among small business borrowers whose risks were more closely tied to input costs and fuel prices, and an uptick in overdraft frequency that signaled tighter household budgets and reduced discretionary spending. The Federal Reserve’s Eleventh District reported modest economic growth, with loan volume and loan demand increasing, driven in part by commercial real estate lending, while credit standards and terms tightened slightly, loan pricing continued to decline and loan performance weakened modestly. Eleventh District bankers also reported less optimistic outlooks and continued to express concern regarding the impact of higher fuel prices, geopolitical developments, tariffs and uncertainty regarding the future path of interest rates.

Trustmark is continuing to monitor the impact of geopolitical conflicts, tariffs, higher fuel and transportation costs, inflationary pressures, changing consumer behavior and other administrative policies on its customer base, interest rates, loan demand and credit-related issues. Economic uncertainty or disruptions in the marketplace as a result of such factors could reduce loan demand, increase funding costs, pressure net interest margin or increase loan nonperformance. It is not possible to predict the timing or magnitude of changes to policies by the current United States presidential administration, if any, or the impact any such policy changes, geopolitical developments or broader economic conditions could have on Trustmark’s customer base, credit quality, financial condition or results of operations.

Financial Highlights

Trustmark reported net income of $63.5 million, or basic and diluted earnings per share (EPS) of $1.09 and $1.08, respectively, in the second quarter of 2026, compared to $55.8 million, or basic and diluted EPS of $0.92, in the second quarter of 2025. Trustmark’s reported performance during the quarter ended June 30, 2026 produced a return on average tangible equity of 14.08%, a return on average assets of 1.33%, an average equity to average assets ratio of 11.23% and a dividend payout ratio of 22.94%, compared to a return on average tangible equity of 13.13%, a return on average assets of 1.21%, an average equity to average assets ratio of 11.07% and a dividend payout ratio of 26.09% during the quarter ended June 30, 2025.

Trustmark reported net income of $119.6 million, or basic and diluted EPS of $2.04 and $2.03, respectively, for the six months ended June 30, 2026, compared to $109.5 million, or basic and diluted EPS of $1.81 and $1.80, respectively, for the same time period in 2025. Trustmark's reported performance during the first six months of 2026 produced a return on average tangible equity of 13.34%, a return on average assets of 1.27%, an average equity to average assets ratio of 11.28% and a dividend payout ratio of 24.51%, compared to a return on average tangible equity of 13.13%, a return on average assets of 1.20%, an average equity to average assets ratio of 11.00% and a dividend payout ratio of 26.52% for the first six months of 2025.

For further information regarding the calculation of return on average tangible equity, which is not a measure prepared in accordance with U.S. generally accepted accounting principles (GAAP), see the section captioned "Non-GAAP Financial Measures."

Total revenue, which is defined as net interest income plus noninterest income, for the three months ended June 30, 2026 was $208.2 million, an increase of $9.6 million, or 4.8%, when compared to the same time period in 2025. The increase in total revenue when the three months ended June 30, 2026 is compared to the same time period in 2025, reflecting an increase in both net interest income and noninterest income. Total revenue for the six months ended June 30, 2026 was $411.1 million, an increase of $17.8 million, or 4.5%, when compared to the same time period in 2025, principally due to an increase in net interest income.

Net interest income for the three and six months ended June 30, 2026 totaled $165.6 million and $326.2 million, respectively, an increase of $6.9 million, or 4.3%, and $15.4 million, or 4.9%, respectively, when compared to the same time periods in 2025. Interest income totaled $237.4 million for the three months ended June 30, 2026, relatively unchanged when compared to the same time period in 2025. Interest income totaled $469.5 million for the six months ended June 30, 2026, an increase of $2.9 million, or 0.6%, when compared to the same time period in 2025, principally due to increases in interest and fees on LHFS and LHFI and interest on securities, partially offset by a decline in other interest income. Interest expense totaled $71.8 million and $143.3 million, respectively, for the three and six months ended June 30, 2026, a decrease of $6.9 million, or 8.7%, and $12.5 million, or 8.0%, respectively, when compared to the same time periods in 2025, principally due to declines in interest on deposits and interest on federal funds purchased and securities sold under repurchase agreements.

Noninterest income for the three months ended June 30, 2026 totaled $42.6 million, an increase of $2.7 million, or 6.7%, when compared to the same time period in 2025, principally due to increases in other, net and wealth management. Noninterest income for the six months ended June 30, 2026 totaled $84.9 million, an increase of $2.4 million, or 3.0%, when compared to the same time period in 2025, principally due to an increase in wealth management. Other, net totaled $3.6 million for the three months ended June 30, 2026, an increase of $1.3 million, or 56.5%, when compared to the same time period in 2025, principally due to the total gain on the sale of the Visa A shares and fair value adjustment of the Visa C shares and an increase in income from other partnership investments, partially offset by the loss on the sale of the 1-4 family mortgage loans. Wealth management totaled $10.9 million and $21.3 million, respectively, for the three and six months ended June 30, 2026, an increase of $1.3 million, or 13.3%, and $2.1 million, or 11.1%, respectively, when compared to the same time periods in 2025, principally due to increases in income from brokerage and trust management services.

Noninterest expense for the three and six months ended June 30, 2026 totaled $133.7 million and $265.8 million, respectively, an increase of $8.6 million, or 6.8%, and $16.7 million, or 6.7%, respectively, when compared to the same time periods in 2025, principally due to increases in salaries and employee benefits, services and fees and equipment expense. Salaries and employee benefits totaled $73.0 million and $147.2 million, respectively, for the three and six months ended June 30, 2026, an increase of $4.7 million, or 6.9%, and $10.4 million, or 7.6%, respectively, when compared to the same time periods in 2025, principally due to increases in salaries expense primarily due to general merit increases and employees, commission expense related to mortgage origination production and brokerage activity, management annual performance incentives, incentive stock compensation expense, payroll taxes, contributions to employee retirement funds and medical insurance expense. Services and fees totaled $29.7 million for the three months ended June 30, 2026, an increase of $2.8 million, or 10.2%, when compared to the same time period in 2025, principally due to increases in data processing expenses related to software. Services and fees totaled $57.7 million for the six months ended June 30, 2026, an increase of $4.4 million, or 8.4%, when compared to the same time period in 2025, principally due to increases in data processing expenses related to software, business process outsourcing expense and advertising expense. Equipment expense totaled $7.3 million and $14.3 million, respectively for the three and six months ended June 30, 2026, an increase of $1.1 million, or 17.1%, and $1.8 million, or 14.0%, respectively, when compared to the same time periods in 2025, principally due to an increase in data processing equipment expense.

Trustmark’s total PCL, LHFI for the three and six months ended June 30, 2026 totaled a negative $4.8 million and a negative $87 thousand, respectively, and included a provision release of $9.2 million as a result of the sale of 1-4 family mortgage loans during the second quarter of 2026. The PCL, LHFI excluding the sale of 1-4 family mortgage loans totaled $4.5 million and $9.1 million, respectively, for the three and six months ended June 30, 2026, compared to a PCL, LHFI of $5.3 million and $13.5 million, respectively, for the same time periods in 2025, a decrease of $894 thousand, or 16.7%, and $4.3 million, or 32.2%, respectively. The decrease in the PCL, LHFI excluding the sale of 1-4 family mortgage loans when the three and six months ended June 30, 2026 are compared to the same time periods in 2025 was principally due to a decline in required reserves as a result of positive credit migration, resolution of the Credit Quality Review Qualitative Factor during the third quarter of 2025, a decline in loan growth and changes in the macroeconomic forecast, partially offset by an increase in required reserves on individually analyzed credits. The PCL, LHFI excluding the sale of 1-4 family mortgage loans for the three months ended June 30, 2026 was principally attributable to specific reserves on individually analyzed loans, changes in the macroeconomic forecast and loan growth, partially offset by positive credit migration. The PCL, LHFI excluding the sale of 1-4 family mortgage loans for the six months ended June 30, 2026 was principally attributable to specific reserves on individually analyzed loans and loan growth, partially offset by positive credit migration and changes in the macroeconomic forecast.

The PCL, off-balance sheet credit exposures totaled $1.5 million and a negative $417 thousand, respectively, for the three and six months ended June 30, 2026, compared to a negative $670 thousand and a negative $3.5 million, respectively, for the same time periods in 2025, an increase in provision expense of $2.2 million and $3.1 million, respectively, primarily due to reserves released during the second quarter of 2025 due to positive credit migration as well as increases in the quantitative reserve rates due to changes in the macroeconomic forecast and the historical utilization rates. The PCL, off-balance sheet credit exposures for the three months ended June 30, 2026, was primarily attributable to an increase in the quantitative reserve rate due to changes in the macroeconomic forecast and an increase in the utilization rates for unfunded commitments. The release in the PCL, off-balance sheet credit exposures for the six months ended June 30, 2026, was primarily attributable to a decrease in unfunded commitment balances partially offset by an increase in the quantitative reserve rate due to changes in the macroeconomic forecast and an increase in the utilization rates for unfunded commitments. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

LHFI totaled $13.913 billion at June 30, 2026, an increase of $238.8 million, or 1.7%, compared to December 31, 2025. The increase in LHFI during the first six months of 2026 was primarily due to net growth in commercial and industrial loans and other commercial loans and leases, partially offset by net declines in loans secured by real estate. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

At June 30, 2026, nonperforming assets totaled $54.9 million, a decrease of $36.5 million, or 39.9%, compared to December 31, 2025, primarily due to the sale of 1-4 family mortgage loans during the second quarter of 2026. Nonaccrual LHFI totaled $49.7 million at June 30, 2026, a decrease of $34.7 million, or 41.2%, relative to December 31, 2025, primarily as a result of the sale of nonaccrual 1-4 family mortgage loans in the Mississippi market region, partially offset by one large commercial credit in the Mississippi market region and one large commercial credit in the Alabama market region placed on nonaccrual status. Other real estate totaled $5.2 million at June 30, 2026, a decrease of $1.7 million, or 25.1%, when compared to December 31, 2025, principally due to properties sold in the Mississippi market region partially offset by properties foreclosed in the Mississippi and Alabama market regions.

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

Total deposits were $16.071 billion at June 30, 2026, an increase of $571.4 million, or 3.7%, compared to December 31, 2025. During the first six months of 2026, noninterest-bearing deposits increased $337.0 million, or 11.1%, principally due to growth in commercial and consumer noninterest-bearing demand deposit accounts. Interest-bearing deposits increased $234.4 million, or 1.9%, during the first six months of 2026, primarily due to growth in public and commercial interest checking accounts, commercial money market deposit accounts (MMDA), brokered certificates of deposits (CDs), commercial and public CDs and consumer savings accounts, partially offset by declines in consumer interest checking accounts, MMDA and CDs.

Federal funds purchased totaled $360.0 million at June 30, 2026, a decrease of $85.0 million, or 19.1%, compared to December 31, 2025. Other borrowings totaled $137.9 million at June 30, 2026, a decrease of $226.9 million, or 62.2%, compared to December 31, 2025, principally due to a decrease in outstanding short-term FHLB advances with the FHLB of Dallas. The decrease in federal funds purchased and short-term FHLB advances during the first six months of 2026 reflected changes in funding needs principally due to deposit growth and a decline in the balance held at the FRBA included in other earning assets.

Recent Legislative and Regulatory Developments

On July 31, 2026, the FRB issued a proposal to revise Regulation O, which governs loans by member banks, including TB, to their executive officers, directors, principal shareholders, and related interests thereof. Among other changes, the proposal would increase the regulation’s dollar-based thresholds, with the result that fewer loans to insiders would be subject to the regulation’s prohibitions, board approval requirements, and disclosure requirements. The proposal would also exclude portfolio companies of qualifying fund complexes from treatment as insiders of the bank.

On June 25, 2026, the FDIC issued a proposal to revise deposit insurance assessment thresholds, rate schedules, and adjustments. Among other changes, the proposal would increase the asset threshold used to distinguish between small and large institutions for deposit insurance assessment purposes from $10 billion to $30 billion, with future adjustments based on a prescribed indexing methodology. As a result, TB would be classified as a small institution under the proposal. The FDIC proposed rules would impose fewer reporting requirements and different deposit insurance pricing methodologies on small institutions compared to large institutions. In addition, the proposal would reduce initial base assessment rate schedules applicable to small institutions, including TB, by two basis points. Trustmark is continuing to evaluate the proposal and its potential impact on TB.

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

In March 2026, Mississippi enacted Senate Bill 2383, which amended the Mississippi banking code to, among other things, require prior approval from the MDBCF for the declaration and payment of dividends by a Mississippi-chartered bank only under the following conditions: (i) the bank is subject to a corrective plan or enforcement action; (ii) after making the dividend, the bank would be undercapitalized; or (iii) the Commissioner of MDBCF has determined that conditions exist at the bank that pose a risk to its safety and soundness. Senate Bill 2383 became effective on July 1, 2026.

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

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Statements of Income
Total interest income	$237,433	$237,428	$469,503	$466,575
Total interest expense	71,803	78,672	143,314	155,764
Net interest income	165,630	158,756	326,189	310,811
PCL, LHFI	4,452	5,346	9,140	13,471
PCL, LHFI sale of 1-4 family mortgage loans	(9,227)	—	(9,227)	—
PCL, off-balance sheet credit exposures	1,531	(670)	(417)	(3,501)
Noninterest income	42,571	39,890	84,916	82,474
Noninterest expense	133,683	125,114	265,842	249,125
Income before income taxes	77,762	68,856	145,767	134,190
Income taxes	14,240	13,015	26,130	24,716
Net income	$63,522	$55,841	$119,637	$109,474

Total Revenue (1)	$208,201	$198,646	$411,105	$393,285

Per Share Data
Basic EPS	$1.09	$0.92	$2.04	$1.81
Diluted EPS	$1.08	$0.92	$2.03	$1.80

Cash dividends per share	$0.25	$0.24	$0.50	$0.48

Performance Ratios
Return on average equity	11.88%	10.97%	11.25%	10.95%
Return on average tangible equity	14.08%	13.13%	13.34%	13.13%
Return on average assets	1.33%	1.21%	1.27%	1.20%
Average equity / average assets	11.23%	11.07%	11.28%	11.00%
Net interest margin (fully taxable equivalent)	3.84%	3.81%	3.82%	3.78%
Dividend payout ratio	22.94%	26.09%	24.51%	26.52%

Credit Quality Ratios
Net charge-offs (recoveries) (excl sale of 1-4 family mortgage loans) / average loans (LHFS + LHFI)	0.03%	0.12%	0.04%	0.08%
PCL, LHFI / average loans (LHFS + LHFI)	0.13%	0.16%	0.13%	0.20%
Nonaccrual LHFI / (LHFS + LHFI)	0.35%	0.59%
Nonperforming assets / (LHFS + LHFI) plus other real estate	0.39%	0.66%
ACL, LHFI / LHFI	1.07%	1.25%
(1)
Consistent with Trustmark’s annual financial statements, total revenue is defined as net interest income plus noninterest income.

	June 30,
	2026	2025
Consolidated Balance Sheets
Total assets	$19,192,470	$18,615,659
Securities	3,076,447	3,072,664
Total loans (LHFS + LHFI)	14,213,552	13,684,429
Deposits	16,071,215	15,115,861
Total shareholders' equity	2,143,631	2,070,789

Stock Performance
Market value - close	$46.01	$36.46
Book value	36.82	34.28
Tangible book value	31.07	28.74

Capital Ratios
Total equity / total assets	11.17%	11.12%
Tangible equity / tangible assets	9.59%	9.50%
Tangible equity / risk-weighted assets	11.52%	11.41%
Tier 1 leverage ratio	10.25%	10.15%
Common equity Tier 1 risk-based capital ratio	11.87%	11.70%
Tier 1 risk-based capital ratio	12.26%	12.09%
Total risk-based capital ratio	14.47%	14.15%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$2,143,847	$2,041,209	$2,143,641	$2,016,519
Less: Goodwill		(334,605)	(334,605)	(334,605)	(334,605)
Identifiable intangible assets		—	(80)	—	(97)
Total average tangible equity		$1,809,242	$1,706,524	$1,809,036	$1,681,817

PERIOD END BALANCES
Total shareholders' equity		$2,143,631	$2,070,789
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		—	(63)
Total tangible equity	(a)	$1,809,026	$1,736,121

TANGIBLE ASSETS
Total assets		$19,192,470	$18,615,659
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		—	(63)
Total tangible assets	(b)	$18,857,865	$18,280,991
Risk-weighted assets	(c)	$15,707,804	$15,215,021

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$63,522	$55,841	$119,637	$109,474
Plus: Intangible amortization net of tax		—	24	—	48
Net income adjusted for intangible amortization		$63,522	$55,865	$119,637	$109,522
Period end shares outstanding	(d)	58,225,687	60,401,684

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		14.08%	13.13%	13.34%	13.13%
Tangible equity/tangible assets	(a)/(b)	9.59%	9.50%
Tangible equity/risk-weighted assets	(a)/(c)	11.52%	11.41%
Tangible book value	(a)/(d)*1,000	$31.07	$28.74

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$2,143,631	$2,070,789
AOCI-related adjustments		42,282	30,489
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(320,753)	(320,755)
Other adjustments and deductions for CET1 (2)		(125)	(955)
CET1 capital	(e)	1,865,035	1,779,568
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 capital		$1,925,035	$1,839,568

Common equity tier 1 risk-based capital ratio	(e)/(c)	11.87%	11.70%

(1)
Calculated using net income adjusted for intangible amortization divided by total average tangible equity.
(2)
Includes other intangible assets, net of DTLs, disallowed deferred tax assets and threshold deductions, as applicable.

Trustmark discloses certain non-GAAP financial measures, including operating net income, because Management uses these measures for business planning purposes, including to manage Trustmark’s business against internal projected results of operations and to measure Trustmark’s performance. Trustmark views these as measures of its core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP financial measures also provide another basis for comparing period-to-period results as presented in the accompanying selected financial data table and the consolidated financial statements by excluding potential differences caused by non-operational and unusual or non-recurring items. Readers are cautioned that these adjustments are not permitted under GAAP. Trustmark encourages readers to consider its consolidated financial statements and the notes related thereto in their entirety, and not to rely on any single financial measure.

The following table presents a reconciliation of net income (GAAP) to operating net income (Non-GAAP) along with selected financial ratios for the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (GAAP)	$63,522	$55,841	$119,637	$109,474

Non-routine transactions (net of taxes):
PCL, LHFI sale of 1-4 family mortgage loans	(6,920)	—	(6,920)	—
Loss on sale of 1-4 family mortgage loans (incl in Other, net)	3,754	—	3,754	—
Gain on sale of Visa A shares (incl in Other, net)	(2,452)	—	(2,452)	—
Visa C shares fair value adjustment (incl in Other, net)	(1,244)	—	(1,244)	—
Operating net income (Non-GAAP)	$56,660	$55,841	$112,775	$109,474

Diluted EPS - operating (Non-GAAP)	$0.97	$0.92	$1.92	$1.80

Financial Ratios - Reported (GAAP)
Return on average equity	11.88%	10.97%	11.25%	10.95%
Return on average tangible equity	14.08%	13.13%	13.34%	13.13%
Return on average assets	1.33%	1.21%	1.27%	1.20%

Financial Ratios - Operating (Non-GAAP)
Return on average equity	10.62%	n/a	10.62%	n/a
Return on average tangible equity	12.59%	n/a	12.58%	n/a
Return on average assets	1.19%	n/a	1.20%	n/a

Results of Operations

Net Interest Income

Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin is computed by dividing annualized fully taxable equivalent (FTE) net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The accompanying yield/rate analysis tables show the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities. The yields and rates have been computed based upon interest income and expense adjusted to an FTE basis using the federal statutory corporate tax rate in effect for each of the periods shown. Loans on nonaccrual have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average LHFS and LHFI balances were immaterial.

Net interest income-FTE for the three and six months ended June 30, 2026 increased $7.2 million, or 4.4%, and $15.9 million, or 5.0%, respectively, when compared with the same time periods in 2025. The increase in net interest income-FTE when the three months ended June 30, 2026 is compared to the same time period in 2025 was principally due to declines in interest on deposits and interest on federal funds purchased and securities sold under repurchase agreements. The increase in net interest income-FTE when the six months ended June 30, 2026 is compared to the same time period in 2025 was principally due to a decline in interest on deposits and interest on federal funds purchased and securities sold under repurchase agreements and increases in interest and fees on LHFS and LHFI-FTE and interest on securities, partially offset by a decline in other interest income. The net interest margin-FTE for the three and six months ended June 30, 2026 increased 3 basis points to 3.84% and 4 basis points to 3.82%, respectively, when compared to the same time periods in 2025, principally due to a decrease in the cost of interest-bearing liabilities, partially offset by a decline in the yield on loans (LHFS and LHFI).

Average interest-earning assets for the three and six months ended June 30, 2026 totaled $17.625 billion and $17.526 billion, respectively, compared to $17.007 billion and $16.873 billion, respectively, for the same time periods in 2025, an increase of $617.4 million, or 3.6%, and $653.4 million, or 3.9%, respectively, primarily reflecting increases in average LHFI and average LHFS. Average LHFI increased $553.7 million, or 4.2%, and $577.8 million, or 4.4%, respectively, when the three and six months ended June 30, 2026 are compared to the same time periods in 2025, principally due to net growth in average balances of commercial and industrial loans, other commercial loans and leases and state and other political subdivision loans, partially offset by net declines in average LHFI secured by real estate. Average LHFS increased $88.3 million, or 43.1%, and $92.4 million, or 47.6%, respectively, when the three and six months ended June 30, 2026 are compared to the same time periods in 2025, reflecting increases in average balances of loans in the process of being sold and GNMA loans eligible for repurchase.

Interest income-FTE for the three and six months ended June 30, 2026 totaled $240.4 million and $475.4 million, respectively, relatively unchanged when the second quarter of 2026 is compared to the second quarter of 2025, and an increase of $3.5 million, or 0.7%, when the first six months of 2026 is compared to the same time period in 2025. The yield on total interest-earning assets for the three and six months ended June 30, 2026 decreased 19 basis points and 17 basis points, respectively, to 5.47%, when compared to the same time periods in 2025. The increase in interest income-FTE for the six months ended June 30, 2026 was primarily due to increases in interest and fees on LHFS and LHFI-FTE and interest on securities partially offset by a decline in other interest income. During the six months ended June 30, 2026, interest and fees on LHFS and LHFI-FTE increased $3.7 million, or 0.9%, while the yield on LHFS and LHFI decreased 24 basis points to 5.93%, when compared to the same time period in 2025, primarily due to loan growth partially offset by a decline in interest rates. Interest on securities increased $1.4 million, or 2.7%, when the six months ended June 30, 2026 is compared to the same time period in 2025, while the yield on securities increased 9 basis points to 3.55%, principally due to purchases of securities available for sale net of calls, pay-downs and maturities of securities available for sale. Other interest income declined $1.6 million, or 18.4%, when the six months ended June 30, 2026 is compared to the same time period in 2025, while the rate on other earning assets declined 61 basis points to 3.82%, principally due to a decline in the interest earned on balances held at the FRBA which was primarily attributable to the FRB’s decision to reduce the rate paid on balances held at the FRBA during the fourth quarter of 2025.

Average interest-bearing liabilities for the three and six months ended June 30, 2026 totaled $13.501 billion and $13.504 billion, respectively, compared to $13.019 billion and $12.949 billion, respectively, for the same time periods in 2025, an increase of $482.1 million, or 3.7%, and $555.7 million, or 4.3%, respectively, primarily due to an increase in average interest-bearing deposits, partially offset by a decline in average other borrowings. Average interest-bearing deposits for the three and six months ended June 30, 2026 increased $568.9 million, or 4.7%, and $594.6 million, or 5.0%, respectively, when compared to the same time periods in 2025, reflecting increases in average interest-bearing demand deposits and average time deposits partially offset by a decrease in average savings deposits. Average other borrowings for the three and six months ended June 30, 2026 decreased $71.1 million, or 11.5%, and $43.3 million, or 7.5%, respectively, when compared to the same time periods in 2025, principally due to the decrease in average short-term FHLB advances outstanding with the FHLB of Dallas partially offset by increases in average balances of GNMA loans eligible for repurchase and average subordinated notes. The increase in the average subordinated notes for the three and six months ended June 30, 2026 when compared to the same time periods in 2025 was due to the $175.0 million aggregate principal amount of subordinated notes (the 2025 Notes) that were issued and sold by Trustmark during the fourth quarter of 2025, partially offset by the pay-off of the $125.0 million aggregate principal amount of the notes issued and sold in 2020.

Interest expense for the three and six months ended June 30, 2026 totaled $71.8 million and $143.3 million, respectively, a decrease of $6.9 million, or 8.7%, and $12.5 million, or 8.0%, respectively, when compared with the same time periods in 2025, while the rate on total interest-bearing liabilities decreased 29 basis points to 2.13% and 2.14%, respectively, primarily reflecting declines in interest on deposits and interest on federal funds purchased and securities sold under repurchase agreements. Interest on deposits for the three and six months ended June 30, 2026 decreased $5.5 million, or 8.1%, and $10.5 million, or 7.8%, while the rate on interest-bearing deposits decreased 28 basis points to 2.00% and 2.01%, respectively, when compared to the same time periods in 2025, primarily due to declines in interest rates paid on interest-bearing deposit accounts. Interest on federal funds purchased and securities sold under repurchase agreements for the three and six ended June 30, 2026 declined $765 thousand, or 17.0%, and $1.1 million, or 12.3%, respectively, while the rate on federal funds purchased and securities sold under repurchase agreements decreased 60 basis points and 58 basis points to 3.75%, respectively, when compared to the same time periods in 2025, primarily reflecting declines in the target federal funds rate by the FRB during the fourth quarter of 2025.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2026			2025

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Securities	$3,069,157	$26,952	3.52%	$3,049,119	$26,269	3.46%
Loans (LHFS and LHFI)	14,185,503	209,557	5.93%	13,543,505	209,077	6.19%
Other earning assets	370,080	3,854	4.18%	414,733	4,734	4.58%
Total interest-earning assets	17,624,740	240,363	5.47%	17,007,357	240,080	5.66%
Other assets	1,628,588			1,605,786
ACL, LHFI	(160,008)			(166,430)
Total assets	$19,093,320			$18,446,713

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$12,554,644	62,629	2.00%	$11,985,793	68,177	2.28%
Federal funds purchased and securities sold under repurchase agreements	400,495	3,748	3.75%	416,104	4,513	4.35%
Other borrowings	546,347	5,426	3.98%	617,496	5,982	3.89%
Total interest-bearing liabilities	13,501,486	71,803	2.13%	13,019,393	78,672	2.42%
Noninterest-bearing demand deposits	3,210,375			3,171,796
Other liabilities	237,612			214,315
Shareholders' equity	2,143,847			2,041,209
Total liabilities and shareholders' equity	$19,093,320			$18,446,713

Net interest margin		168,560	3.84%		161,408	3.81%

Less tax equivalent adjustment		2,930			2,652
Net interest margin per consolidated statements of income		$165,630			$158,756

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Securities	$3,054,307	$53,733	3.55%	$3,050,291	$52,325	3.46%
Loans (LHFS and LHFI)	14,102,645	414,674	5.93%	13,432,507	411,006	6.17%
Other earning assets	369,544	7,001	3.82%	390,255	8,580	4.43%
Total interest-earning assets	17,526,496	475,408	5.47%	16,873,053	471,911	5.64%
Other assets	1,638,364			1,615,132
ACL, LHFI	(158,256)			(163,180)
Total assets	$19,006,604			$18,325,005

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$12,558,913	125,348	2.01%	$11,964,318	135,895	2.29%
Federal funds purchased and securities sold under repurchase agreements	415,056	7,723	3.75%	410,677	8,811	4.33%
Other borrowings	530,492	10,243	3.89%	573,799	11,058	3.89%
Total interest-bearing liabilities	13,504,461	143,314	2.14%	12,948,794	155,764	2.43%
Noninterest-bearing demand deposits	3,122,043			3,113,886
Other liabilities	236,459			245,806
Shareholders' equity	2,143,641			2,016,519
Total liabilities and shareholders' equity	$19,006,604			$18,325,005

Net interest margin		332,094	3.82%		316,147	3.78%

Less tax equivalent adjustment		5,905			5,336
Net interest margin per consolidated statements of income		$326,189			$310,811

Provision for Credit Losses

LHFI

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The total PCL, LHFI for the three and six months ended June 30, 2026 totaled a negative $4.8 million and a negative $87 thousand, respectively, and included a provision release of $9.2 million as a result of the sale of 1-4 family mortgage loans during the second quarter of 2026. The PCL, LHFI excluding the sale of 1-4 family mortgage loans totaled $4.5 million and $9.1 million, respectively, for the three and six months ended June 30, 2026, compared to a PCL, LHFI of $5.3 million and $13.5 million, respectively, for the same time periods in 2025, a decrease of $894 thousand, or 16.7%, and $4.3 million, or 32.2%, respectively. The decrease in the PCL, LHFI excluding the sale of 1-4 family mortgage loans when the three and six months ended June 30, 2026 are compared to the same time periods in 2025 was principally due to a decline in required reserves as a result of positive credit migration, resolution of the Credit Quality Review Qualitative Factor during the third quarter of 2025, a decline in loan growth and changes in the macroeconomic forecast, partially offset by an increase in required reserves on individually analyzed credits. The PCL, LHFI excluding the sale of 1-4 family mortgage loans for the three months ended June 30, 2026 was principally attributable to specific reserves on individually analyzed loans, changes in the macroeconomic forecast and loan growth, partially offset by positive credit migration. The PCL, LHFI excluding the sale of 1-4 family mortgage loans for the six months ended June 30, 2026 was principally attributable to specific reserves on individually analyzed loans and loan growth, partially offset by positive credit migration and changes in the macroeconomic forecast.

Off-Balance Sheet Credit Exposures

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled $1.5 million and a negative $417 thousand, respectively, for the three and six months ended June 30, 2026, compared to a negative $670 thousand and a negative $3.5 million, respectively, for the same time periods in 2025, an increase in provision expense of $2.2 million and $3.1 million, respectively, primarily due to reserves released during the second quarter of 2025 due to positive credit migration as well as increases in the quantitative reserve rates due to changes in the macroeconomic forecast and the historical utilization rates. The PCL, off-balance sheet credit exposures for the three months ended June 30, 2026, was primarily attributable to an increase in the quantitative reserve rate due to changes in the macroeconomic forecast and an increase in the utilization rates for unfunded commitments. The release in the PCL, off-balance sheet credit exposures for the six months ended June 30, 2026, was primarily attributable to a decrease in unfunded commitment balances partially offset by an increase in the quantitative reserve rate due to changes in the macroeconomic forecast and an increase in the utilization rates for unfunded commitments.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income

The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Service charges on deposit accounts	$10,375	$10,585	$(210)	-2.0%	$21,029	$21,221	$(192)	-0.9%
Bank card and other fees	8,743	8,754	(11)	-0.1%	16,731	16,418	313	1.9%
Mortgage banking, net	8,914	8,602	312	3.6%	17,848	17,373	475	2.7%
Wealth management	10,922	9,638	1,284	13.3%	21,315	19,181	2,134	11.1%
Other, net	3,617	2,311	1,306	56.5%	7,993	8,281	(288)	-3.5%
Total noninterest income	$42,571	$39,890	$2,681	6.7%	$84,916	$82,474	$2,442	3.0%

Changes in various components of noninterest income are discussed in further detail below. For analysis of Trustmark’s wealth management income, please see the section captioned “Results of Segment Operations.”

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Mortgage servicing income, net	$7,441	$7,142	$299	4.2%	$14,790	$14,303	$487	3.4%
Change in fair value-MSR from runoff	(3,531)	(3,596)	65	1.8%	(6,636)	(5,658)	(978)	-17.3%
Gain on sales of loans, net	4,805	5,597	(792)	-14.2%	9,591	9,850	(259)	-2.6%
Mortgage banking income before net hedge ineffectiveness	8,715	9,143	(428)	-4.7%	17,745	18,495	(750)	-4.1%
Change in fair value-MSR from market changes	3,320	(1,946)	5,266	n/m	7,282	(7,874)	15,156	n/m
Change in fair value of derivatives	(3,121)	1,405	(4,526)	n/m	(7,179)	6,752	(13,931)	n/m
Net hedge ineffectiveness	199	(541)	740	n/m	103	(1,122)	1,225	n/m
Mortgage banking, net	$8,914	$8,602	$312	3.6%	$17,848	$17,373	$475	2.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Mortgage loan production for the three and six months ended June 30, 2026 was $477.0 million and $852.1 million, respectively, an increase of $50.8 million, or 11.9%, and $107.0 million, or 14.4%, respectively, when compared to the same time periods in 2025.

Loans serviced for others totaled $9.030 billion at June 30, 2026, compared with $8.859 billion at June 30, 2025, an increase of $171.2 million, or 1.9%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The decrease in the gain on sales of loans, net when the three and six months ended June 30, 2026 are compared to the same time periods in 2025, was primarily the result of a decrease in the market valuation adjustment partially offset by an increase in the volume of loans sold. Loan sales totaled $306.7 million and $596.8 million, respectively, for the three and six months ended June 30, 2026, an increase of $31.8 million, or 11.6%, and $66.1 million, or 12.5%, respectively, when compared with the same time period in 2025.

Other, Net

The following table illustrates the components of other, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,171)	$(2,137)	$(34)	-1.6%	$(4,364)	$(4,261)	$(103)	-2.4%
Increase in life insurance cash surrender value	1,925	1,911	14	0.7%	3,797	3,778	19	0.5%
Loss on sale of 1-4 family mortgage loans	(5,005)	—	(5,005)	n/m	(5,005)	—	(5,005)	n/m
Gain on sale of Visa A shares	3,269	—	3,269	n/m	3,269	—	3,269	n/m
Visa C shares fair value adjustment	1,659	—	1,659	n/m	1,659	—	1,659	n/m
Other miscellaneous income	3,940	2,537	1,403	55.3%	8,637	8,764	(127)	-1.4%
Total other, net	$3,617	$2,311	$1,306	56.5%	$7,993	$8,281	$(288)	-3.5%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other, net when the three months ended June 30, 2026 is compared to the same time period in 2025 was principally due to the total gain on the sale of the Visa A shares and fair value adjustment of the Visa C shares and an increase in income from other partnership investments, partially offset by the loss on the sale of the 1-4 family mortgage loans.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries and employee benefits	$72,990	$68,298	$4,692	6.9%	$147,232	$136,790	$10,442	7.6%
Services and fees	29,748	26,998	2,750	10.2%	57,692	53,245	4,447	8.4%
Net occupancy-premises	7,728	7,507	221	2.9%	15,554	14,892	662	4.4%
Equipment expense	7,267	6,206	1,061	17.1%	14,265	12,514	1,751	14.0%
Other expense	15,950	16,105	(155)	-1.0%	31,099	31,684	(585)	-1.8%
Total noninterest expense	$133,683	$125,114	$8,569	6.8%	$265,842	$249,125	$16,717	6.7%

Changes in the various components of noninterest expense are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three and six months ended June 30, 2026 are compared to the same time periods in 2025 was principally due to increases in salaries expense primarily due to general merit increases, commission expense related to mortgage origination production and brokerage activity, management annual performance incentives, incentive stock compensation expense, payroll taxes, contributions to employee retirement funds and medical insurance expense.

Services and Fees

The increase in services and fees when the three months ended June 30, 2026 is compared to the same time period in 2025 was principally due to increases in data processing expenses related to software. The increase in services and fees when the six months ended June 30,

2026 is compared to the same time period in 2025 was principally due to increases in data processing expenses related to software, business process outsourcing expense and advertising expense.

Equipment Expense

The increase in equipment expense when the three and six months ended June 30, 2026 are compared to the same time periods in 2025 was principally due to an increase in data processing equipment expense.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Loan expense	$3,569	$3,377	$192	5.7%	$6,799	$6,169	$630	10.2%
Amortization of intangibles	—	32	(32)	-100.0%	—	63	(63)	-100.0%
FDIC assessment expense	3,389	4,064	(675)	-16.6%	6,996	8,224	(1,228)	-14.9%
Other real estate expense, net	689	159	530	n/m	872	611	261	42.7%
Other miscellaneous expense	8,303	8,473	(170)	-2.0%	16,432	16,617	(185)	-1.1%
Total other expense	$15,950	$16,105	$(155)	-1.0%	$31,099	$31,684	$(585)	-1.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 17 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the six months ended June 30, 2026 and 2025.

General Banking

Net interest income for the General Banking Segment increased $13.2 million, or 4.3%, when the six months ended June 30, 2026 is compared with the same time period in 2025. The increase in net interest income was primarily due to declines in interest on deposits, interest on federal funds purchased and securities sold under repurchase agreements and interest on FHLB advances as well as increases in interest and fees on LHFS and LHFI and interest on securities, partially offset by a decline in other interest income. The net PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for the six months ended June 30, 2026 totaled a negative $727 thousand compared to a net PCL of $10.0 million for the same time period in 2025, a decrease of $10.7 million, principally due to reserves released as a result of the sale of 1-4 family mortgage loans during the second quarter of 2026. For more information on these net interest income and PCL items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment was relatively unchanged when the first six months of 2026 is compared to the same time period in 2025. Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; wealth management; other, net and securities gains (losses), net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $14.8 million, or 6.3%, when the first six months of 2026 is compared with the same time period in 2025, principally due to increases in salaries and employee benefits, services and fees and equipment expense. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first six months of 2026 increased $1.8 million, or 35.7%, when compared to the same time period in 2025, reflecting increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. Net interest income for the Wealth Management Segment for the six months ended June 30, 2026 increased $2.2 million, or 59.4%, when compared to the same time period in 2025, principally due to an increase in the earnings credits assigned to the Wealth Management Segment related to deposits generated by the Private Banking group. The net PCL for the six months ended June 30, 2026 totaled $223 thousand compared to a negative net PCL of $20 thousand for the same period in 2025, an increase of $243 thousand. Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $2.4 million, or 12.3%, when the first six months of 2026 is compared to the same time period in 2025, primarily due to an increase in income from brokerage and trust management services. Noninterest expense for the Wealth Management Segment increased $1.9 million, or 11.9%, when the first six months of 2026 is compared to the same time period in 2025, principally due to an increase in salaries and employee benefits, primarily related to broker commissions and general merit increases.

At June 30, 2026 and 2025, Trustmark held assets under management and administration of $11.435 billion and $9.818 billion, respectively, and brokerage assets of $2.901 billion and $2.757 billion, respectively.

Income Taxes

For the three and six months ended June 30, 2026, Trustmark’s combined effective tax rate was 18.3% and 17.9%, respectively, compared to 18.9% and 18.4%, respectively, for the same time periods in 2025. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low-income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans and other earning assets. Average earning assets totaled $17.526 billion, or 92.2% of total average assets, for the six months ended June 30, 2026, compared to $16.873 billion, or 92.1% of total average assets, for the six months ended June 30, 2025, an increase of $653.4 million, or 3.9%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 4.3 years at both June 30, 2026 and December 31, 2025, respectively.

When compared to December 31, 2025, total investment securities decreased by $7.8 million, or 0.3%, during the first six months of 2026. This decrease resulted primarily from calls, maturities and pay-downs of the loans underlying GSE guaranteed securities and a decrease in the fair market value of the available for sale securities, partially offset by purchases of available for sale securities. Trustmark sold no securities during the first six months of 2026 or 2025.

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

At June 30, 2026, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss) (AOCI) in the accompanying consolidated balance sheets totaled $32.1 million compared to $36.3 million at December 31, 2025.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At June 30, 2026, available for sale securities totaled $1.942 billion, which represented 63.1% of the securities portfolio, compared to $1.877 billion, or 60.9% of total securities, at December 31, 2025. At June 30, 2026, unrealized gains, net on available for sale securities totaled $2.7 million compared to unrealized gains, net of $34.4 million at December 31, 2025. At June 30, 2026, available for sale securities consisted of U.S. Treasury securities, direct obligations of government agencies and GSE guaranteed mortgage-related securities.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At June 30, 2026, held to maturity securities totaled $1.135 billion, which represented 36.9% of the total securities portfolio, compared to $1.207 billion, or 39.1% of total securities, at December 31, 2025.

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

As of June 30, 2026, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s Investors Services (Moody’s), at June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$39,848	2.1%	$40,487	2.1%
Aa1 to Aa3	1,899,111	97.9%	1,901,137	97.9%
Total securities available for sale	$1,938,959	100.0%	$1,941,624	100.0%

Securities Held to Maturity
Aaa	$51,286	4.5%	$49,027	4.5%
Aa1 to Aa3	1,083,537	95.5%	1,047,849	95.5%
Total securities held to maturity	$1,134,823	100.0%	$1,096,876	100.0%

	December 31, 2025
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$39,647	2.2%	$41,029	2.2%
Aa1 to Aa3	1,802,797	97.8%	1,835,801	97.8%
Total securities available for sale	$1,842,444	100.0%	$1,876,830	100.0%

Securities Held to Maturity
Aaa	$52,405	4.3%	$50,363	4.3%
Aa1 to Aa3	1,155,049	95.7%	1,130,206	95.7%
Total securities held to maturity	$1,207,454	100.0%	$1,180,569	100.0%

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.

LHFS

At June 30, 2026, LHFS totaled $300.5 million, consisting of $165.9 million of residential real estate mortgage loans in the process of being sold to third parties and $134.6 million of GNMA optional repurchase loans. At December 31, 2025, LHFS totaled $278.8 million, consisting of $142.5 million of residential real estate mortgage loans in the process of being sold to third parties and $136.3 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2026 or 2025.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

At June 30, 2026 and December 31, 2025, LHFI consisted of the following ($ in thousands):

	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$555,731	4.0%	$549,353	4.0%
Other secured by 1-4 family residential properties	721,362	5.2%	704,514	5.1%
Secured by nonfarm, nonresidential properties	3,198,800	23.0%	3,304,523	24.2%
Other real estate secured	1,990,550	14.3%	2,124,272	15.5%
Other loans secured by real estate:
Other construction	661,069	4.8%	595,238	4.4%
Secured by 1-4 family residential properties	2,357,203	16.9%	2,351,675	17.2%
Commercial and industrial loans	2,294,721	16.5%	1,999,464	14.6%
Consumer loans	160,648	1.1%	163,754	1.2%
State and other political subdivision loans	1,046,511	7.5%	1,061,584	7.8%
Other commercial loans and leases	926,428	6.7%	819,856	6.0%
LHFI	$13,913,023	100.0%	$13,674,233	100.0%

LHFI increased $238.8 million, or 1.7%, compared to December 31, 2025. The increase in LHFI during the first six months of 2026 was primarily due to net growth in commercial and industrial loans and other commercial loans and leases, partially offset by net declines in loans secured by real estate.

Commercial and industrial loans increased $295.3 million, or 14.8%, during the first six months of 2026, reflecting growth in the Alabama, Mississippi, Georgia, Texas and Florida market regions partially offset by a decline in the Tennessee market region. Other commercial loans and leases increased $106.6 million, or 13.0%, during the first six months of 2026, principally due to increases in equipment finance leases in the Georgia and Alabama market regions and other commercial loans in the Mississippi, Tennessee and Georgia market regions, partially offset by a decline in other commercial loans in the Texas market region. The equipment finance leases are primarily reported in the Georgia market region because they are centrally analyzed and approved as part of the Equipment Finance line of business which is located in Atlanta, Georgia.

Loans secured by real estate decreased $144.9 million, or 1.5%, during the first six months of 2026, principally due to net declines in other real estate secured loans and loans secured by nonfarm, nonresidential properties (NFNR loans), partially offset by growth in other construction loans. Other real estate secured loans decreased $133.7 million, or 6.3%, during the first six months of 2026, primarily due to declines in loans secured by multi-family residential properties in the Alabama, Mississippi, Texas and Georgia market regions partially offset by other construction loans that moved to loans secured by multi-family residential properties in the Alabama, Georgia, Mississippi and Texas market regions. Excluding other construction loan reclassifications, other real estate secured loans decreased $409.1 million, or 19.3%, during the first six months of 2026. NFNR loans declined $105.7 million, or 3.2%, during the first six months of 2026, principally due to declines in nonowner-occupied and owner-occupied loans in the Texas, Mississippi, Alabama, Florida and Tennessee market regions, partially offset by other construction loans that moved to NFNR loans in the Mississippi, Texas, Georgia and Alabama market regions and growth in nonowner-occupied loans in the Georgia market region. Excluding the other construction loan reclassifications, NFNR loans declined $210.6 million, or 6.4%, during the first six months of 2026. Other construction loans increased $65.8 million, or 11.1%, during the first six months of 2026 primarily due to new construction loans in the Mississippi, Alabama, Georgia and Texas market regions partially offset by other construction loans moved to other loan categories upon the completion of the related construction project in the Alabama, Georgia, Mississippi and Texas market regions. During the first six months of 2026, $380.3 million of loans were moved from other construction to other loan categories, including $275.4 million to multi-family residential loans, $94.1 million to nonowner-occupied loans and $10.8 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans totaled $446.1 million, or 75.0%, during the first six months of 2026.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the other LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	June 30, 2026	December 31, 2025
Home equity loans	$68,162	$72,895
Home equity lines of credit	512,589	497,937
Percentage of loans and lines for which Trustmark holds first lien	43.7%	44.5%
Percentage of loans and lines for which Trustmark does not hold first lien	56.3%	55.5%

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

Trustmark’s variable rate LHFI are based primarily on various prime and SOFR interest rate bases. The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$109,464	$446,267	$555,731
Other secured by 1- 4 family residential properties	201,358	520,004	721,362
Secured by nonfarm, nonresidential properties	1,127,883	2,070,917	3,198,800
Other real estate secured	144,029	1,846,521	1,990,550
Other loans secured by real estate:
Other construction	20,371	640,698	661,069
Secured by 1- 4 family residential properties	1,043,911	1,313,292	2,357,203
Commercial and industrial loans	789,092	1,505,629	2,294,721
Consumer loans	134,268	26,380	160,648
State and other political subdivision loans	991,811	54,700	1,046,511
Other commercial loans and leases	603,647	322,781	926,428
LHFI	$5,165,834	$8,747,189	$13,913,023

	December 31, 2025
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$105,004	$444,349	$549,353
Other secured by 1- 4 family residential properties	205,341	499,173	704,514
Secured by nonfarm, nonresidential properties	1,226,244	2,078,279	3,304,523
Other real estate secured	201,897	1,922,375	2,124,272
Other loans secured by real estate:
Other construction	23,419	571,819	595,238
Secured by 1- 4 family residential properties	1,107,156	1,244,519	2,351,675
Commercial and industrial loans	804,490	1,194,974	1,999,464
Consumer loans	138,104	25,650	163,754
State and other political subdivision loans	1,010,960	50,624	1,061,584
Other commercial loans and leases	521,855	298,001	819,856
LHFI	$5,344,470	$8,329,763	$13,674,233

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

The following table presents the LHFI composition by region at June 30, 2026 and reflects each region’s diversified mix of loans ($ in thousands):

	June 30, 2026
LHFI Composition by Region	Total	Alabama	Florida	Georgia	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$555,731	$266,296	$21,480	$13,663	$117,933	$42,521	$93,838
Other secured by 1-4 family residential properties	721,362	173,282	67,062	—	347,133	88,768	45,117
Secured by nonfarm, nonresidential properties	3,198,800	789,274	159,857	164,780	1,455,246	108,017	521,626
Other real estate secured	1,990,550	785,962	1,565	296,998	540,416	7,164	358,445
Other loans secured by real estate:
Other construction	661,069	173,166	—	160,513	177,997	—	149,393
Secured by 1-4 family residential properties	2,357,203	—	—	—	2,355,629	1,574	—
Commercial and industrial loans	2,294,721	710,644	23,787	403,512	779,786	121,897	255,095
Consumer loans	160,648	19,058	8,781	—	90,426	10,245	32,138
State and other political subdivision loans	1,046,511	52,644	55,003	4,690	813,654	26,441	94,079
Other commercial loans and leases	926,428	24,008	4,940	519,521	274,874	55,913	47,172
LHFI	$13,913,023	$2,994,334	$342,475	$1,563,677	$6,953,094	$462,540	$1,596,903

Construction, Land Development and Other Land Loans by Region
Lots	$79,698	$38,214	$7,093	$—	$18,193	$4,971	$11,227
Development	71,342	39,470	—	—	13,615	13,651	4,606
Unimproved land	77,615	19,455	6,297	—	19,761	4,841	27,261
1-4 family construction	327,076	169,157	8,090	13,663	66,364	19,058	50,744
Construction, land development and other land loans	$555,731	$266,296	$21,480	$13,663	$117,933	$42,521	$93,838

Loans Secured by NFNR Properties by Region
Nonowner-occupied:
Retail	$256,434	$84,989	$10,765	$19,175	$68,170	$16,996	$56,339
Office	187,827	44,889	17,101	—	84,687	2,633	38,517
Hotel/motel	222,598	123,284	26,650	—	51,680	20,984	—
Mini-storage	198,505	55,341	774	54,487	87,057	405	441
Industrial and warehouses	528,634	98,255	19,006	41,118	280,029	2,932	87,294
Health care	124,112	105,460	646	—	15,748	299	1,959
Convenience stores	16,318	1,312	358	—	8,756	135	5,757
Nursing homes/senior living	182,297	13,948	—	—	117,089	3,075	48,185
Other	181,431	35,326	7,859	50,000	47,130	5,561	35,555
Total nonowner-occupied loans	1,898,156	562,804	83,159	164,780	760,346	53,020	274,047
Owner-occupied:
Office	145,525	46,020	28,098	—	34,677	10,035	26,695
Churches	40,508	9,253	3,481	—	22,826	1,738	3,210
Industrial and warehouses	219,644	16,073	6,638	—	69,598	8,781	118,554
Health care	116,430	4,635	13,714	—	88,434	2,071	7,576
Convenience stores	94,033	5,260	2,690	—	55,884	—	30,199
Retail	82,382	16,122	13,067	—	39,807	6,718	6,668
Restaurants	71,031	2,309	1,644	—	37,866	24,160	5,052
Auto dealerships	16,958	1,363	129	—	14,242	1,224	—
Nursing homes/senior living	381,129	108,192	—	—	272,937	—	—
Other	133,004	17,243	7,237	—	58,629	270	49,625
Total owner-occupied loans	1,300,644	226,470	76,698	—	694,900	54,997	247,579
Loans secured by NFNR properties	$3,198,800	$789,274	$159,857	$164,780	$1,455,246	$108,017	$521,626

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

During 2024, Trustmark executed a sale on a portfolio of 1-4 family mortgage loans that were at least three payments delinquent and/or nonaccrual at the time of selection. As a result of this sale, a credit mark was established for a sub-pool of the loans in the sale. Due to the lack of historical experience and the use of industry data for this sub-pool, management elected to use the credit mark for reserving purposes on a go forward basis for this sub-pool that meet the same credit criteria of being three payments delinquent and/or nonaccrual. All loans of the sub-pool that meet the above credit criteria will be removed from the 1-4 family residential properties pool and placed into a separate pool with the credit mark reserve applied to the total balance. During the second quarter of 2026, Trustmark executed another sale of 1-4 family mortgage loans that were primarily at least three payments delinquent and/or nonaccrual at the time of selection. Trustmark elected to update the loss rate for this sub-pool of loans as a result of this sale.

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

The nature and volume of the portfolio qualitative factor is utilized for a sub-pool of the secured by 1-4 family residential properties due to its significant size as well as the underlying nature being different. The nature and volume of the portfolio qualitative factor utilizes a WARM methodology that uses Trustmark's historical data for the assumptions to support the qualitative adjustment. Trustmark’s historical data is used to develop a PD based on credit score ranges initially set up as well as using the same LGD value from the mortgage sale that occurred in 2024 along with the same weighted average life assumption utilized to determine the credit mark on this portfolio. During the second quarter of 2026, Trustmark updated the weighted average life assumption and LGD value as a result of the sale of 1-4 family mortgage loans that occurred during the quarter. The sub-pools of credits are then aggregated into the appropriate credit score bands in which a weighted-average loss rate is calculated based on the PD and LGD for each credit score range. This weighted-average loss rate is then applied to the expected balance for the sub-segment of credits. This total is then used as the qualitative reserve adjustment.

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

At June 30, 2026, the ACL, LHFI was $148.2 million, a decrease of $8.9 million, or 5.7%, when compared with December 31, 2025. The decrease in the ACL during the first six months of 2026 was principally due to reserves released due to the sale of 1-4 family mortgage loans, positive credit migration and changes in the macroeconomic forecast, partially offset by an increase in reserves on individually analyzed loans and loan growth. Total reserves released or used due to the sale of 1-4 family mortgage loans during the second quarter of 2026 were $15.5 million, of which $9.2 million were released and $6.3 million (the credit related portion of the loss) was used for charge-offs. Allocation of Trustmark’s $148.2 million ACL, LHFI, represented 0.90% of commercial LHFI and 1.63% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.07% at June 30, 2026. This compares with an ACL to total LHFI of 1.15% at December 31, 2025, which was allocated to commercial LHFI at 0.91% and to consumer and mortgage LHFI at 1.94%.

The following table presents changes in the ACL, LHFI for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$160,431	$167,010	$157,071	$160,270
PCL, LHFI	4,452	5,346	9,140	13,471
PCL, LHFI sale of 1-4 family mortgage loans	(9,227)	—	(9,227)	—
Charge-offs, sale of 1-4 family mortgage loans	(6,316)	—	(6,316)	—
Charge-offs	(3,493)	(6,380)	(7,179)	(10,081)
Recoveries	2,342	2,261	4,700	4,577
Net (charge-offs) recoveries	(7,467)	(4,119)	(8,795)	(5,504)
Balance at end of period	$148,189	$168,237	$148,189	$168,237

The PCL, LHFI excluding the sale of 1-4 family mortgage loans for both the three and six months ended June 30, 2026 totaled 0.13% of average loans (LHFS and LHFI), respectively, compared to 0.16% and 0.20% of average loans (LHFS and LHFI), respectively, for the same time periods in 2025. The PCL, LHFI excluding the sale of 1-4 family mortgage loans for the three and six months ended June 30, 2026 decreased $894 thousand, or 16.7%, and $4.3 million, or 32.2%, respectively, when compared to the same time periods in 2025, principally due to a decline in required reserves as a result of positive credit migration, resolution of the Credit Quality Review Qualitative Factor during the third quarter of 2025, a decline in loan growth and changes in the macroeconomic forecast, partially offset by an increase in required reserves on individually analyzed credits.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Alabama	$(140)	$(2,331)	$(244)	$(2,538)
Florida	73	151	38	134
Mississippi	(7,287)	(1,647)	(7,913)	(2,402)
Tennessee	(185)	(258)	(178)	(559)
Texas	72	(34)	(498)	(139)
Total net (charge-offs) recoveries	$(7,467)	$(4,119)	$(8,795)	$(5,504)

The increase in net charge-offs when the three and six months ended June 30, 2026 are compared to the same time period in 2025 was principally due to the $6.3 million of charge-offs in the Mississippi market region related to the sale of 1-4 family mortgage loans during the second quarter of 2026, partially offset by decreases in charge-offs in the Alabama and Mississippi market regions.

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

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. At June 30, 2026, the ACL on off-balance sheet credit exposures totaled $27.5 million compared to $28.0 million at December 31, 2025, a decrease of $417 thousand, or 1.5%, primarily attributable to a decrease in unfunded commitment balances partially offset by an increase in the quantitative reserve rate due to changes in the macroeconomic forecast and an increase in the utilization rates for unfunded commitments. The PCL, off-balance sheet credit exposures totaled $1.5 million and a negative $417 thousand, respectively, for the three and six months ended June 30, 2026, compared to a negative $670 thousand and a negative $3.5 million, respectively, for the same time periods in 2025, an increase in provision expense of $2.2 million and $3.1 million, respectively, primarily due to reserves released during the second quarter of 2025 due to positive credit migration as well as increases in the quantitative reserve rates due to changes in the macroeconomic forecast and the historical utilization rates.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Nonaccrual LHFI
Alabama	$12,012	$4,638
Florida	514	442
Mississippi	31,078	73,045
Tennessee	2,936	2,396
Texas	3,118	3,870
Total nonaccrual LHFI	49,658	84,391
Other real estate
Alabama	1,356	409
Mississippi	2,870	5,621
Tennessee	982	927
Total other real estate	5,208	6,957
Total nonperforming assets	$54,866	$91,348

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.39%	0.65%

Loans past due 90 days or more
LHFI	$3,065	$5,097

LHFS - Guaranteed GNMA serviced loans (1)	$109,508	$98,939

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At June 30, 2026, nonaccrual LHFI totaled $49.7 million, or 0.35% of total LHFS and LHFI, reflecting a decrease of $34.7 million, or 41.2%, relative to December 31, 2025. The decrease in nonaccrual LHFI during the first six months of 2026 was primarily due to the sale of nonaccrual 1-4 family mortgage loans in the Mississippi market region during the second quarter of 2026, partially offset by one large commercial credit in the Mississippi market region and one large commercial credit in the Alabama market region placed on nonaccrual status. Trustmark's mortgage loans are primarily included in the Mississippi market region because these loans are centrally analyzed and approved as part of the mortgage line of business which is located in Jackson, Mississippi.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at June 30, 2026 decreased $1.7 million, or 25.1%, when compared with December 31, 2025. The decrease in other real estate during the first six months of 2026 was principally due to properties sold in the Mississippi market region partially offset by properties foreclosed in the Mississippi and Alabama market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30, 2026
	Total	Alabama	Mississippi	Tennessee
Balance at beginning of period	$7,316	$1,356	$5,033	$927
Additions	1,935	—	1,880	55
Disposals	(3,926)	—	(3,926)	—
Net (write-downs) recoveries	(117)	—	(117)	—
Balance at end of period	$5,208	$1,356	$2,870	$982

	Three Months Ended June 30, 2025
	Total	Alabama	Mississippi	Tennessee	Texas
Balance at beginning of period	$8,348	$271	$4,837	$979	$2,261
Additions	1,693	656	1,037	—	—
Disposals	(1,080)	(155)	(925)	—	—
Net (write-downs) recoveries	11	—	(89)	100	—
Balance at end of period	$8,972	$772	$4,860	$1,079	$2,261

	Six Months Ended June 30, 2026
	Total	Alabama	Mississippi	Tennessee
Balance at beginning of period	$6,957	$409	$5,621	$927
Additions	4,277	1,041	3,181	55
Disposals	(5,846)	—	(5,846)	—
Net (write-downs) recoveries	(180)	(94)	(86)	—
Balance at end of period	$5,208	$1,356	$2,870	$982

	Six Months Ended June 30, 2025
	Total	Alabama	Mississippi	Tennessee	Texas
Balance at beginning of period	$5,917	$170	$2,407	$1,079	$2,261
Additions	5,132	699	4,374	59	—
Disposals	(1,958)	(155)	(1,744)	(59)	—
Net (write-downs) recoveries	(119)	58	(177)	—	—
Balance at end of period	$8,972	$772	$4,860	$1,079	$2,261

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate increased $61 thousand, or 51.3%, when the first six months of 2026 is compared to the same time period in 2025, reflecting an increase in write-downs of other real estate in the Alabama market region, partially offset by a decrease in the reserve for other real estate write-downs and a decrease in write-downs of other real estate in the Mississippi market region.

For additional information regarding other real estate, please see Note 5 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and primarily consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, MMDA, CDs and individual retirement accounts. Total deposits were $16.071 billion at June 30, 2026 compared to $15.500 billion at December 31, 2025, an increase of $571.4 million, or 3.7%. During the first six months of 2026, noninterest-bearing deposits increased $337.0 million, or 11.1%, principally due to growth in commercial and consumer noninterest-bearing demand deposit accounts. Interest-bearing deposits increased $234.4 million, or 1.9%, during the first six months of 2026, primarily due to growth in public and commercial interest checking accounts, commercial MMDA, brokered CDs, commercial and public CDs and consumer savings accounts, partially offset by declines in consumer interest checking accounts, MMDA and CDs.

At June 30, 2026, Trustmark's total uninsured deposits were $6.003 billion, or 37.4% of total deposits, compared to $5.478 billion, or 35.3% of total deposits, at December 31, 2025.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased totaled $360.0 million at June 30, 2026 compared to $445.0 million at December 31, 2025, a decrease of $85.0 million, or 19.1%. Trustmark's federal funds purchased are over-night upstream federal funds purchased as needed for liquidity. Other borrowings totaled $137.9 million at June 30, 2026, a decrease of $226.9 million, or 62.2%, when compared with $364.8 million at December 31, 2025, principally due to a decrease in outstanding short-term FHLB advances with the FHLB of Dallas. The decrease in federal funds purchased and short-term FHLB advances during the first six months of 2026 reflected changes in funding needs principally due to deposit growth and a decline in the balance held at the FRBA included in other earning assets.

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

At June 30, 2026, Trustmark’s total shareholders’ equity was $2.144 billion, an increase of $22.0 million, or 1.0%, when compared to December 31, 2025. During the first six months of 2026, shareholders’ equity increased primarily as a result of net income of $119.6 million, partially offset by common stock repurchases of $40.9 million, common stock dividends of $29.6 million and a $23.8 million negative net change in the fair market value of securities available for sale.

Regulatory Capital

Trustmark and TB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2025 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. AOCI is not included in computing regulatory capital. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TB and limit Trustmark’s and TB’s ability to pay dividends. At June 30, 2026, Trustmark and TB exceeded all applicable minimum capital standards. In addition, Trustmark and TB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2026. To be categorized in this manner, Trustmark and TB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since June 30, 2026 which Management believes have affected Trustmark’s or TB’s present classification.

During the fourth quarter of 2025, Trustmark enhanced its capital structure with the issuance of $175.0 million of the 2025 Notes. The 2025 Notes mature on December 1, 2035 and are redeemable at Trustmark's option under certain circumstances. Trustmark used the net proceeds from the offering, after the payment of offering expenses, to repay the $125.0 million of aggregate principal amount of the 2020 Notes plus accrued interest and for general corporate purposes. At June 30, 2026 and December 31, 2025, the carrying amount of the 2025 Notes was $172.1 million and $172.0 million, respectively. The 2025 Notes qualified as Tier 2 capital for Trustmark at June

30, 2026 and December 31, 2025. Trustmark may utilize the full carrying value of the 2025 Notes as Tier 2 capital until December 1, 2030 (five years prior to maturity). Beginning December 1, 2030, the 2025 Notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at June 30, 2026 and December 31, 2025. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 14 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2026 and December 31, 2025.

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2026 and 2025 were $0.50 and $0.48, respectively. Trustmark’s indicated dividend for 2026 is $1.00 per common share, an increase of $0.04 per common share when compared to $0.96 per common share in 2025.

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

On December 2, 2025, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2026, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2026. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased 952 thousand shares of its common stock valued at $40.9 million during the first six months of 2026.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled $15.681 billion for the first six months of 2026 and represented 82.5% of average liabilities and shareholders’ equity, compared to average deposits of $15.078 billion, which represented 82.3% of average liabilities and shareholders’ equity for the first six months of 2025. For more information on average interest-bearing deposits, please see the analysis included in the section captioned “Net Interest Income.”

Trustmark had $352.1 million held in an interest-bearing account at the FRBA at June 30, 2026, compared to $408.4 million held at December 31, 2025.

Trustmark utilizes brokered deposits to supplement other wholesale funding sources. At June 30, 2026 and December 31, 2025, brokered sweep MMDA deposits totaled $11.1 million and $9.6 million, respectively. In addition, Trustmark had $397.6 million of brokered CDs at June 30, 2026 compared to $299.9 million at December 31, 2025.

At June 30, 2026, Trustmark had $360.0 million of upstream federal funds purchased compared to $445.0 million of upstream federal funds purchased at December 31, 2025. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term advances at June 30, 2026, compared to $225.0 million of outstanding short-term advances at December 31, 2025. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $2.182 billion at June 30, 2026.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At June 30, 2026, Trustmark had $1.338 billion available in unencumbered Treasury and agency securities compared to $1.371 billion in unencumbered Treasury and agency securities at December 31, 2025.

Another borrowing source is the Discount Window. At June 30, 2026, Trustmark had $8.215 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and consumer LHFI, compared with $7.771 billion at December 31, 2025.

During the fourth quarter of 2025, Trustmark issued and sold $175.0 million aggregate principal amount of the 2025 Notes. Trustmark used the net proceeds from the offering, after the payment of offering expenses, to repay the existing $125.0 million of aggregate principal amount of the 2020 Notes plus accrued interest and for general corporate purposes. At June 30, 2026 and December 31, 2025, the carrying amount of the subordinated notes was $172.1 million and $172.0 million, respectively. The 2025 Notes mature December 1, 2035 and are redeemable at Trustmark’s option under certain circumstances. The 2025 Notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The 2025 Notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At June 30, 2026, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of June 30, 2026, Management is not aware of any events that are reasonably likely to have a material adverse effect on Trustmark's liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part I. Item 1. – Financial Statements of this report and Trustmark's 2025 Annual Report for the expected timing of such payments as of June 30, 2026 and December 31, 2025. There have been no material changes in Trustmark's contractual obligations since year-end.

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

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At June 30, 2026, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.645 billion compared to $1.630 billion at December 31, 2025.

Trustmark records any gains or losses on these cash flow hedges in AOCI. Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $118 thousand and $241 thousand of amortization expense for the three and six months ended June 30, 2026, respectively, compared to $131 thousand and $261 thousand of amortization expense for the three and six months ended June 30, 2025, respectively. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. For the three and six months ended June 30, 2026, Trustmark reclassified a loss, net of tax, of $604 thousand and $1.3 million into interest and fees on LHFS and LHFI, compared to a loss, net of tax, of $2.0 million and $4.0 million, respectively, for the same time periods in 2025. During the next twelve months, Trustmark estimates that $4.4 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $87.2 million at June 30, 2026, with a positive valuation adjustment of $1.1 million, compared to $74.5 million, with a positive valuation adjustment of $998 thousand at December 31, 2025. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $187.5 million at June 30, 2026, with a negative valuation adjustment of $42 thousand, compared to $152.0 million, with a negative valuation adjustment of $287 thousand at December 31, 2025.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $354.5 million at June 30, 2026 compared to $345.5 million at December 31, 2025. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net positive ineffectiveness of $199 thousand and a net negative ineffectiveness of $541 thousand for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the impact was a net positive ineffectiveness of $103 thousand and a net negative ineffectiveness of $1.1 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivations market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At June 30, 2026, Trustmark had interest rate swaps with an aggregate notional amount of $2.158 billion related to this program, compared to $1.991 billion at December 31, 2025.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At June 30, 2026, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements totaled $2.8 million compared to $117 thousand at December 31, 2025. At June 30, 2026 and December 31, 2025, Trustmark had posted collateral of $4.5 million and $2.2 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2026, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At June 30, 2026, Trustmark had entered into ten risk participation agreements as a beneficiary with an aggregate notional amount of $120.1 million compared to ten risk participation agreements as a beneficiary with an aggregate notional amount of $113.7 million at December 31, 2025. At June 30, 2026, Trustmark had entered into twenty-six risk participation agreements as a guarantor with an aggregate notional amount of $329.8 million compared to twenty-seven risk participation agreements as a guarantor with an aggregate notional amount of $267.9 million at December 31, 2025. The aggregate fair values of these risk participation agreements were immaterial at both June 30, 2026 and December 31, 2025.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at June 30, 2026 and 2025.

	Estimated % Change in Net Interest Income
	June 30,
Change in Interest Rates	2026	2025
+200 basis points	3.4%	1.7%
+100 basis points	1.7%	0.8%
-100 basis points	-2.3%	-1.5%
-200 basis points	-5.1%	-3.7%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at June 30, 2026 and 2025.

	Estimated % Change in Net Portfolio Value
	June 30,
Change in Interest Rates	2026	2025
+200 basis points	0.2%	-1.5%
+100 basis points	0.3%	-0.5%

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

At June 30, 2026, the MSR fair value was $141.8 million, compared to $132.7 million at June 30, 2025. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at June 30, 2026, would be a decline in fair value of $5.2 million and $5.7 million, respectively, compared to a decline in fair value of $4.9 million and $5.2 million, respectively, at June 30, 2025. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2025 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first six months of 2026.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended June 30, 2026 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2026 to April 30, 2026	93,613	$43.45	93,613	$76,138
May 1, 2026 to May 31, 2026	221,087	44.26	221,087	66,354
June 1, 2026 to June 30, 2026	160,514	44.96	160,514	59,137
Total	475,214		475,214

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of Trustmark’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Trustmark’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Joseph E. Bond
	Duane A. Dewey		Joseph E. Bond
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	August 5, 2026	DATE:	August 5, 2026