Form 10-Q
period 2026-09-30
TRUSTMARK CORP
filed 2026-11-05
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 30, 2026, there were 57,735,042 shares outstanding of the registrant’s common stock (no par value).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$710,165	$668,007
Securities available for sale, at fair value (amortized cost: $3,080,313-2026; $1,842,444-2025; allowance for credit losses (ACL): $0-2026; $0-2025)	2,968,327	1,876,830
Securities held to maturity, net of ACL of $0 (fair value: $0-2026; $1,180,569-2025)	—	1,207,454
Loans held for sale (LHFS)	245,564	278,789
Loans held for investment (LHFI)	13,869,171	13,674,233
Less ACL, LHFI	148,338	157,071
Net LHFI	13,720,833	13,517,162
Premises and equipment, net	199,475	225,658
Mortgage servicing rights (MSR)	158,081	131,289
Goodwill	334,605	334,605
Other real estate, net	2,697	6,957
Operating lease right-of-use assets	104,769	32,152
Other assets	663,835	646,308
Total Assets	$19,108,351	$18,925,211

Liabilities
Deposits:
Noninterest-bearing	$3,262,885	$3,036,504
Interest-bearing	12,795,175	12,463,280
Total deposits	16,058,060	15,499,784
Federal funds purchased	205,000	445,000
Other borrowings	136,301	364,762
Subordinated notes	172,195	171,966
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	28,619	27,951
Operating lease liabilities	109,137	36,250
Other liabilities	243,924	195,965
Total Liabilities	17,015,092	16,803,534

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 57,804,451 shares - 2026; 59,012,423 shares - 2025	12,044	12,296
Capital surplus	24,378	81,951
Retained earnings	2,174,556	2,041,055
Accumulated other comprehensive income (loss), net of tax	(117,719)	(13,625)
Total Shareholders' Equity	2,093,259	2,121,677
Total Liabilities and Shareholders' Equity	$19,108,351	$18,925,211

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Income
Interest and fees on LHFS & LHFI	$209,069	$211,859	$617,838	$617,529
Interest on securities:
Taxable	27,914	26,625	81,647	78,950
Other interest income	3,932	4,233	10,933	12,813
Total Interest Income	240,915	242,717	710,418	709,292
Interest Expense
Interest on deposits	67,582	71,065	192,930	206,960
Interest on federal funds purchased and securities sold under repurchase agreements	1,843	4,626	9,566	13,437
Other interest expense	3,843	4,585	14,086	15,643
Total Interest Expense	73,268	80,276	216,582	236,040
Net Interest Income	167,647	162,441	493,836	473,252
Provision for credit losses (PCL), LHFI	1,179	1,390	10,319	14,861
PCL, off-balance sheet credit exposures	1,085	295	668	(3,206)
PCL, LHFI sale of 1-4 family mortgage loans	—	—	(9,227)	—
Net Interest Income After PCL	165,383	160,756	492,076	461,597
Noninterest Income
Service charges on deposit accounts	10,626	11,251	31,655	32,472
Bank card and other fees	8,149	8,318	24,880	24,736
Mortgage banking, net	7,880	8,182	25,728	25,555
Wealth management	11,161	9,798	32,476	28,979
Other, net	1,677	2,382	9,670	10,663
Gain on sale-leaseback, net	61,518	—	61,518	—
Securities gains (losses), net	(61,511)	—	(61,511)	—
Total Noninterest Income	39,500	39,931	124,416	122,405
Noninterest Expense
Salaries and employee benefits	74,684	71,508	221,916	208,298
Services and fees	29,945	28,777	87,637	82,022
Net occupancy - premises	8,555	7,774	24,109	22,666
Equipment expense	6,958	6,410	21,223	18,924
Other expense	14,294	16,464	45,393	48,148
Total Noninterest Expense	134,436	130,933	400,278	380,058
Income Before Income Taxes	70,447	69,754	216,214	203,944
Income taxes	12,373	12,967	38,503	37,683
Net Income	$58,074	$56,787	$177,711	$166,261

Earnings Per Share (EPS)
Basic EPS	$1.00	$0.94	$3.04	$2.75
Diluted EPS	$1.00	$0.94	$3.03	$2.74

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income per consolidated statements of income	$58,074	$56,787	$177,711	$166,261
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(132,122)	7,286	(155,912)	42,229
Reclassification adjustment for net (gains) losses realized in net income	46,133	—	46,133	—
Change in net unrealized holding loss on securities previously transferred to held to maturity	24,940	2,567	29,109	7,723
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	—	2	—	8
Recognized net (gain) loss due to lump sum settlement	—	(21)	(23)	(59)
Change in net actuarial loss	55	46	173	145
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(14,949)	(617)	(25,385)	8,366
Reclassification adjustment for (gain) loss realized in net income	506	1,846	1,811	5,867
Other comprehensive income (loss), net of tax	(75,437)	11,109	(104,094)	64,279
Comprehensive income (loss)	$(17,363)	$67,896	$73,617	$230,540

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2026	59,012,423	$12,296	$81,951	$2,041,055	$(13,625)	$2,121,677
Net income per consolidated statements of income	—	—	—	56,115	—	56,115
Other comprehensive income (loss), net of tax	—	—	—	—	(13,811)	(13,811)
Common stock dividends paid ($0.25 per share)	—	—	—	(14,866)	—	(14,866)
Common stock issued-net, long-term incentive plan	144,364	30	(3,114)	—	—	(3,084)
Repurchase and retirement of common stock	(477,057)	(100)	(19,704)	—	—	(19,804)
Compensation expense, long-term incentive plan	—	—	2,918	—	—	2,918
Balance, March 31, 2026	58,679,730	12,226	62,051	2,082,304	(27,436)	2,129,145
Net income per consolidated statements of income	—	—	—	63,522	—	63,522
Other comprehensive income (loss), net of tax	—	—	—	—	(14,846)	(14,846)
Common stock dividends paid ($0.25 per share)	—	—	—	(14,740)	—	(14,740)
Common stock issued-net, long-term incentive plan	21,171	5	(37)	—	—	(32)
Repurchase and retirement of common stock	(475,214)	(99)	(20,980)	—	—	(21,079)
Compensation expense, long-term incentive plan	—	—	1,661	—	—	1,661
Balance, June 30, 2026	58,225,687	12,132	42,695	2,131,086	(42,282)	2,143,631
Net income per consolidated statements of income	—	—	—	58,074	—	58,074
Other comprehensive income (loss), net of tax	—	—	—	—	(75,437)	(75,437)
Common stock dividends paid ($0.25 per share)	—	—	—	(14,604)	—	(14,604)
Common stock issued-net, long-term incentive plan	6,848	1	(241)	—	—	(240)
Repurchase and retirement of common stock	(428,084)	(89)	(19,987)	—	—	(20,076)
Compensation expense, long-term incentive plan	—	—	1,911	—	—	1,911
Balance, September 30, 2026	57,804,451	$12,044	$24,378	$2,174,556	$(117,719)	$2,093,259

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity (continued)

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2025	61,008,023	$12,711	$157,899	$1,875,376	$(83,659)	$1,962,327
Net income per consolidated statements of income	—	—	—	53,633	—	53,633
Other comprehensive income (loss), net of tax	—	—	—	—	34,957	34,957
Common stock dividends paid ($0.24 per share)	—	—	—	(14,732)	—	(14,732)
Common stock issued-net, long-term incentive plan	133,628	28	(2,443)	—	—	(2,415)
Repurchase and retirement of common stock	(423,240)	(88)	(14,926)	—	—	(15,014)
Compensation expense, long-term incentive plan	—	—	2,471	—	—	2,471
Balance, March 31, 2025	60,718,411	12,651	143,001	1,914,277	(48,702)	2,021,227
Net income per consolidated statements of income	—	—	—	55,841	—	55,841
Other comprehensive income (loss), net of tax	—	—	—	—	18,213	18,213
Common stock dividends paid ($0.24 per share)	—	—	—	(14,620)	—	(14,620)
Common stock issued-net, long-term incentive plan	24,173	5	(54)	—	—	(49)
Repurchase and retirement of common stock	(340,900)	(71)	(10,939)	—	—	(11,010)
Compensation expense, long-term incentive plan	—	—	1,187	—	—	1,187
Balance, June 30, 2025	60,401,684	$12,585	$133,195	$1,955,498	$(30,489)	$2,070,789
Net income per consolidated statements of income	—	—	—	56,787	—	56,787
Other comprehensive income (loss), net of tax	—	—	—	—	11,109	11,109
Common stock dividends paid ($0.24 per share)	—	—	—	(14,600)	—	(14,600)
Common stock issued-net, long-term incentive plan	4,944	2	(78)	—	—	(76)
Repurchase and retirement of common stock	(280,252)	(59)	(10,975)	—	—	(11,034)
Compensation expense, long-term incentive plan	—	—	1,293	—	—	1,293
Balance, September 30, 2025	60,126,376	$12,528	$123,435	$1,997,685	$(19,380)	$2,114,268

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income per consolidated statements of income	$177,711	$166,261
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	1,760	11,655
Depreciation and amortization	30,972	28,232
Net (accretion) amortization of securities	(20,549)	(18,233)
Securities (gains) losses, net	61,511	—
Gains on sales of loans, net	(13,542)	(15,080)
Gain on sale-leaseback, net	(61,518)	—
Compensation expense, long-term incentive plan	6,490	4,951
Deferred income tax provision (benefit)	19,000	(582)
Proceeds from sales of loans held for sale	952,512	872,013
Purchases and originations of loans held for sale	(907,203)	(878,989)
Originations of mortgage servicing rights	(15,845)	(10,853)
Earnings on bank-owned life insurance	(5,766)	(5,722)
Net change in other assets	(9,003)	28,093
Net change in other liabilities	23,062	(4,014)
Other operating activities, net	(16,400)	8,535
Net cash from operating activities	223,192	186,267

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	96,512	77,479
Proceeds from maturities, prepayments and calls of securities available for sale	178,780	161,953
Proceeds from sales of securities available for sale	568,036	—
Purchases of securities available for sale	(875,893)	(209,382)
Net proceeds from bank-owned life insurance	2,524	566
Net change in member bank stock	8,174	8,048
Net change in LHFI	(278,761)	(473,472)
Proceeds from sale of 1-4 family mortgage loans	63,108	—
Purchases of premises and equipment	(18,024)	(8,440)
Proceeds from sales of premises and equipment	940	3,592
Net proceeds from sale-leaseback	89,380	—
Proceeds from sales of other real estate	7,633	2,240
Purchases of software	(9,591)	(6,326)
Net investments in tax credit and other partnerships	1,751	(11,853)
Net cash from investing activities	(165,431)	(455,595)

Financing Activities
Net change in deposits	558,276	522,799
Net change in federal funds purchased and securities sold under repurchase agreements	(240,000)	95,992
Net change in short-term borrowings	(225,000)	(100,000)
Payments under finance lease obligations	(354)	(338)
Common stock dividends	(44,210)	(43,952)
Repurchase and retirement of common stock	(60,959)	(37,058)
Shares withheld to pay taxes, long-term incentive plan	(3,356)	(2,540)
Net cash from financing activities	(15,603)	434,903

Net change in cash and cash equivalents	42,158	165,575
Cash and cash equivalents at beginning of period	668,007	567,251
Cash and cash equivalents at end of period	$710,165	$732,826

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2026 and December 31, 2025 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$209,727	$20	$(7,058)	$202,689	$—	$—	$—	$—
U.S. Government agency obligations	71,440	—	(4,343)	67,097	—	—	—	—
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	356,401	—	(17,028)	339,373	—	—	—	—
Issued by FNMA and FHLMC	1,582,207	246	(49,852)	1,532,601	—	—	—	—
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	58,168	—	(3,227)	54,941	—	—	—	—
Commercial mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	802,370	—	(30,744)	771,626	—	—	—	—
Total	$3,080,313	$266	$(112,252)	$2,968,327	$—	$—	$—	$—

	Securities Available for Sale				Securities Held to Maturity
December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Securities	$205,282	$3,666	$—	$208,948	$30,615	$185	$—	$30,800
U.S. Government agency obligations	70,924	609	(684)	70,849	—	—	—	—
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	40,425	106	(1,996)	38,535	13,154	22	(393)	12,783
Issued by FNMA and FHLMC	1,165,292	33,836	(11,369)	1,187,759	372,311	2,070	(7,812)	366,569
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	—	—	96,667	—	(4,233)	92,434
Commercial mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	360,521	10,698	(480)	370,739	694,707	73	(16,797)	677,983
Total	$1,842,444	$48,915	$(14,529)	$1,876,830	$1,207,454	$2,350	$(29,235)	$1,180,569

Securities Transferred

During the third quarter of 2026, Trustmark executed a restructuring of its investment securities portfolio to reposition lower-yielding investment securities into higher-yielding investment securities. In connection with the restructuring, Trustmark changed its intent to hold its securities held to maturity until maturity and transferred all of its securities held to maturity, with an amortized cost of $1.118 billion, to securities available for sale. At the transfer date, the transferred securities had an unrealized loss of $43.5 million. Trustmark also evaluated the securities for credit losses and determined that no allowance for credit losses was required. As a result of the transfer, Trustmark intends to classify any new securities purchased as securities available for sale and does not anticipate using the held to maturity classification for the foreseeable future.

The amortized cost basis of the securities transferred back to securities available for sale included the remaining net unrealized loss created by the prior transfers of securities available for sale to held to maturity. For the securities that were not subsequently sold, that net unrealized loss remaining in accumulated other comprehensive income (loss), continues to be amortized over the remaining lives of the securities as a yield adjustment. At September 30, 2026, the net unamortized, unrealized loss included in accumulated other comprehensive income (loss) related to securities previously transferred from available for sale to held to maturity totaled $7.2 million compared to $36.3 million at December 31, 2025, with the decrease primarily due to the sale of securities.

ACL on Securities

Securities Available for Sale

Quarterly, Trustmark evaluates if any security has a fair value less than its amortized cost. Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, Trustmark performs further analysis. If Trustmark determines that a credit loss exists, the credit portion of the allowance is measured by a discounted cash flow (DCF) analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss recorded by Trustmark is limited to the amount by which the amortized cost exceeds the fair value. The DCF analysis utilizes contractual maturities, as well as third-party credit ratings and cumulative default rates published annually by Moody’s Investors Service (Moody’s).

At both September 30, 2026 and December 31, 2025, the results of the analysis did not identify any securities that warranted DCF analysis, and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At September 30, 2026, accrued interest receivable totaled $8.7 million for securities available for sale compared to $5.9 million at December 31, 2025 and was reported in other assets on the accompanying consolidated balance sheets.

Securities Held to Maturity

As a result of the transfer of securities held to maturity to securities available for sale during the third quarter of 2026, Trustmark had no securities held to maturity at September 30, 2026. At December 31, 2025, Trustmark identified no securities held to maturity with the potential for credit loss exposure. After applying appropriate analysis, the total amount of current expected credit losses was zero at December 31, 2025. No reserve was recorded at December 31, 2025.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At December 31, 2025, accrued interest receivable totaled $2.1 million for securities held to maturity and was reported in other assets on the accompanying consolidated balance sheets.

At December 31, 2025, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments or classified as nonaccrual.

Trustmark monitored the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at December 31, 2025 ($ in thousands):

December 31, 2025
Aaa	$52,405
Aa1 to Aa3	1,155,049
Total	$1,207,454

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded segregated by length of impairment at September 30, 2026 and December 31, 2025 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2026	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$184,683	$(7,058)	$—	$—	$184,683	$(7,058)
U.S. Government agency obligations	52,054	(2,910)	15,043	(1,433)	67,097	(4,343)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	318,530	(13,091)	20,817	(3,937)	339,347	(17,028)
Issued by FNMA and FHLMC	1,459,006	(41,686)	59,547	(8,166)	1,518,553	(49,852)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	54,941	(3,227)	54,941	(3,227)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	347,860	(10,312)	423,766	(20,432)	771,626	(30,744)
Total	$2,362,133	$(75,057)	$574,114	$(37,195)	$2,936,247	$(112,252)

December 31, 2025
U.S. Government agency obligations	$3,905	$(14)	$40,952	$(670)	$44,857	$(684)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	5,925	(18)	26,946	(2,371)	32,871	(2,389)
Issued by FNMA and FHLMC	91,230	(234)	205,163	(18,947)	296,393	(19,181)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	92,434	(4,233)	92,434	(4,233)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	739,436	(17,277)	739,436	(17,277)
Total	$101,060	$(266)	$1,104,931	$(43,498)	$1,205,991	$(43,764)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Available for Sale	2026	2025	2026	2025
Proceeds from calls and sales of securities	$568,036	$—	$568,036	$—
Gross realized (losses)	(61,511)	—	(61,511)	—

During the third quarter of 2026, Trustmark restructured its investment securities portfolio by selling securities available for sale with an amortized cost of $629.5 million that had a weighted-average yield of approximately 1.4%, which generated a loss of $61.5 million ($46.1 million, net of taxes) and was recorded to noninterest income in securities gains (losses), net. Proceeds from the sale were used to purchase $628.0 million of available for sale securities with a weighted-average yield of approximately 5.0%.

Securities Pledged

Securities with a carrying value of $1.666 billion and $1.709 billion at September 30, 2026 and December 31, 2025, respectively, were pledged to collateralize public deposits and for other purposes as permitted by law. At both September 30, 2026 and December 31, 2025, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale at September 30, 2026, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$39,848	$39,851
Due after one year through five years	96,260	92,797
Due after five years through ten years	145,059	137,138
	281,167	269,786
Mortgage-backed securities	2,799,146	2,698,541
Total	$3,080,313	$2,968,327

Note 3 – LHFI and ACL, LHFI

At September 30, 2026 and December 31, 2025, LHFI consisted of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Loans secured by real estate:
Construction, land development and other land	$597,759	$549,353
Other secured by 1-4 family residential properties	729,020	704,514
Secured by nonfarm, nonresidential properties	3,192,249	3,304,523
Other real estate secured	1,935,208	2,124,272
Other loans secured by real estate:
Other construction	678,225	595,238
Secured by 1-4 family residential properties	2,409,616	2,351,675
Commercial and industrial loans	2,212,869	1,999,464
Consumer loans	167,535	163,754
State and other political subdivision loans	1,003,890	1,061,584
Other commercial loans and leases	942,800	819,856
LHFI	13,869,171	13,674,233
Less ACL	148,338	157,071
Net LHFI	$13,720,833	$13,517,162

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At September 30, 2026 and December 31, 2025, accrued interest receivable for LHFI totaled $61.6 million and $64.1 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheets.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At September 30, 2026, Trustmark’s geographic loan distribution was concentrated primarily in its six key market regions: Alabama, Florida, Georgia, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended September 30, 2026 and 2025.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$147	$577	$—
Other secured by 1-4 family residential properties	884	9,563	975
Secured by nonfarm, nonresidential properties	788	9,479	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	13,020	2,711
Commercial and industrial loans	—	20,686	5
Consumer loans	—	253	436
Other commercial loans and leases	707	769	—
Total	$2,526	$54,347	$4,127

	December 31, 2025
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$156	$355	$—
Other secured by 1-4 family residential properties	715	8,991	520
Secured by nonfarm, nonresidential properties	2,105	5,579	—
Other real estate secured	234	399	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	3,414	64,293	3,133
Commercial and industrial loans	145	3,615	—
Consumer loans	—	385	449
State and other political subdivision loans	—	—	995
Other commercial loans and leases	764	774	—
Total	$7,533	$84,391	$5,097

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$140	$73	$504	$717	$597,042	$597,759
Other secured by 1-4 family residential properties	6,972	1,351	3,556	11,879	717,141	729,020
Secured by nonfarm, nonresidential properties	353	—	8,389	8,742	3,183,507	3,192,249
Other real estate secured	142	—	—	142	1,935,066	1,935,208
Other loans secured by real estate:
Other construction	—	—	—	—	678,225	678,225
Secured by 1-4 family residential properties	12,981	6,126	9,299	28,406	2,381,210	2,409,616
Commercial and industrial loans	948	200	17,981	19,129	2,193,740	2,212,869
Consumer loans	1,336	372	515	2,223	165,312	167,535
State and other political subdivision loans	44	—	—	44	1,003,846	1,003,890
Other commercial loans and leases	2,599	2	707	3,308	939,492	942,800
Total	$25,515	$8,124	$40,951	$74,590	$13,794,581	$13,869,171

	December 31, 2025
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$786	$139	$—	$925	$548,428	$549,353
Other secured by 1-4 family residential properties	6,118	1,238	3,868	11,224	693,290	704,514
Secured by nonfarm, nonresidential properties	1,798	185	3,829	5,812	3,298,711	3,304,523
Other real estate secured	1	—	316	317	2,123,955	2,124,272
Other loans secured by real estate:
Other construction	—	—	—	—	595,238	595,238
Secured by 1-4 family residential properties	19,838	8,340	34,838	63,016	2,288,659	2,351,675
Commercial and industrial loans	2,828	352	1,014	4,194	1,995,270	1,999,464
Consumer loans	2,109	402	453	2,964	160,790	163,754
State and other political subdivision loans	8	—	995	1,003	1,060,581	1,061,584
Other commercial loans and leases	4	15	—	19	819,837	819,856
Total	$33,490	$10,671	$45,313	$89,474	$13,584,759	$13,674,233

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

	Three Months Ended September 30, 2026
	Term Extension	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$707	0.10%
Other loans secured by real estate:
Secured by 1-4 family residential properties	23	0.00%
Total	$730	0.01%

	Three Months Ended September 30, 2025
	Term Extension	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$619	0.09%
Other loans secured by real estate:
Secured by 1-4 family residential properties	4,632	0.20%
Total	$5,251	0.04%

	Nine Months Ended September 30, 2026
	Term Extension	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$2,910	0.40%
Other loans secured by real estate:
Secured by 1-4 family residential properties	574	0.02%
Total	$3,484	0.03%

	Nine Months Ended September 30, 2025
	Payment Delay	Term Extension	Total	% of Total Class of Loan
Loans secured by real estate:
Other secured by 1-4 family residential properties	$—	$2,009	$2,009	0.29%
Other real estate secured	—	15,000	15,000	0.73%
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	10,308	10,308	0.44%
Commercial and industrial loans	12,824	—	12,824	0.67%
Total	$12,824	$27,317	$40,141	0.30%

The following tables detail the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods presented:

Three Months Ended September 30, 2026
Financial Effect
Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties	Modified four loans and nine lines of credit to amortize over twenty-four month terms
Other loans secured by real estate:
Secured by 1-4 family residential properties	Modified one loan to amortize over a twenty-four month term

Three Months Ended September 30, 2025
Financial Effect
Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties	Modified two loans and nine lines of credit to amortize over twenty-four month terms
Other loans secured by real estate:
Secured by 1-4 family residential properties	Reamortized twenty-seven loans with term adjusted by weighted average of thirty-two months

Nine Months Ended September 30, 2026
Financial Effect
Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties	Modified eleven loans and thirty-three lines of credit to amortize over twenty-four month terms and modified one loan to amortize over a fourteen month term
Other loans secured by real estate:
Secured by 1-4 family residential properties	Reamortized twenty-six loans with terms adjusted by weighted average of thirty-eight months

Nine Months Ended September 30, 2025
Financial Effect
	Payment Delay	Term Extension
Loans secured by real estate:
Other secured by 1-4 family residential properties		Modified three loans and thirty-three lines of credit to amortize over a twenty-four month term
Other real estate secured		Extended maturity of one loan by twelve months
Other loans secured by real estate:
Secured by 1-4 family residential properties		Reamortized sixty-one loans with term adjusted by weighted-average of forty-one months
Commercial and industrial loans	One loan with eight monthly interest payments deferred and four loans with three interest-only monthly payments

At both September 30, 2026 and September 30, 2025, Trustmark had no unused commitments on modified loans to borrowers experiencing financial difficulty.

For all loans modified in the previous twelve months to borrowers experiencing financial difficulty, Trustmark had payment defaults during the three months ended September 30, 2026 on $54 thousand and $40 thousand of loans in the other secured by 1-4 family residential properties and secured by 1-4 family residential properties, respectively, that had received term extension modifications. During the nine months ended September 30, 2026, Trustmark had payment defaults on $122 thousand and $40 thousand of loans in the other secured by 1-4 family residential properties and secured by 1-4 family residential properties, respectively, that had received term extension modifications.

For all loans modified in the previous twelve months to borrowers experiencing financial difficulty, Trustmark had payment defaults during the three and nine months ended September 30, 2025 on $12.3 million of loans in the commercial and industrial loans portfolio that had received payment delay modifications and $439 thousand of loans in the other secured by 1-4 family residential properties that had received a term extension modification.

Trustmark has utilized loans 90 days or more past due to define payment default in determining modified loans that have subsequently defaulted. If Trustmark determines that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off against the ACL, LHFI.

Trustmark closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide details of the performance of such LHFI that have been modified in the preceding twelve months as of September 30, 2026 and 2025 ($ in thousands):

	September 30, 2026
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$377	$—	$54	$431	$3,176	$3,607
Other loans secured by real estate:
Secured by 1-4 family residential properties	178	—	40	218	396	614
Total	$555	$—	$94	$649	$3,572	$4,221

	September 30, 2025
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Other secured by 1-4 family residential properties	$113	$52	$518	$683	$2,179	$2,862
Other real estate secured	—	—	—	—	15,000	15,000
Other loans secured by real estate:
Secured by 1-4 family residential properties	765	958	326	2,049	8,354	10,403
Commercial and industrial loans	112	452	12,261	12,825	—	12,825
Total	$990	$1,462	$13,105	$15,557	$25,533	$41,090

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026
	Real Estate	Equipment and Machinery	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$147	$—	$—	$—	$147
Other secured by 1-4 family residential properties	884	—	—	—	884
Secured by nonfarm, nonresidential properties	8,490	—	—	—	8,490
Commercial and industrial loans	—	17,115	535	2,005	19,655
Other commercial loans and leases	—	—	—	707	707
Total	$9,521	$17,115	$535	$2,712	$29,883

	December 31, 2025
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$156	$—	$—	$156
Other secured by 1-4 family residential properties	848	—	—	848
Secured by nonfarm, nonresidential properties	2,531	—	—	2,531
Other real estate secured	15,234	—	—	15,234
Other loans secured by real estate:
Secured by 1-4 family residential properties	3,414	—	—	3,414
Commercial and industrial loans	—	1,554	250	1,804
Consumer loans	—	—	103	103
Other commercial loans and leases	—	—	764	764
Total	$22,183	$1,554	$1,117	$24,854

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
•
Commercial and industrial loans – Loans within this loan class are primarily secured by inventory, accounts receivables, equipment and other non-real estate collateral. During the third quarter of 2026, one relationship had a decrease in collateral value that secures the credit. There have been no other significant changes to the collateral that secures these financial assets during the period.
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

The tables below present the amortized cost basis of loans by credit quality indicator, class of loans and year of origination, renewal or major modification based on analyses performed at September 30, 2026 and December 31, 2025 ($ in thousands):

	Term Loans by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
As of September 30, 2026	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$299,974	$133,235	$13,959	$11,971	$10,992	$2,712	$48,409	$521,252
Special Mention - RR 7	5,898	3,935	382	—	—	—	—	10,215
Substandard - RR 8	388	3,416	—	—	197	—	—	4,001
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	306,260	140,586	14,341	11,971	11,189	2,712	48,409	535,468
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$32,552	$37,037	$18,664	$14,054	$13,755	$9,109	$9,451	$134,622
Special Mention - RR 7	—	—	89	179	208	246	1	723
Substandard - RR 8	10	427	—	105	1,169	506	—	2,217
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	32,562	37,464	18,753	14,338	15,132	9,861	9,452	137,562
Current period gross charge-offs	—	—	—	—	—	—	—	—

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$532,196	$757,613	$354,959	$244,918	$469,071	$538,081	$170,617	$3,067,455
Special Mention - RR 7	13,517	—	3,860	21	611	10	—	18,019
Substandard - RR 8	13,528	17,705	1,426	7,768	18,179	48,169	—	106,775
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	559,241	775,318	360,245	252,707	487,861	586,260	170,617	3,192,249
Current period gross charge-offs	—	—	(98)	—	—	(52)	—	(150)

Other real estate secured:
Pass - RR 1 through RR 6	$230,003	$202,661	$384,467	$479,000	$382,937	$136,129	$9,417	$1,824,614
Special Mention - RR 7	—	—	—	—	64,754	—	—	64,754
Substandard - RR 8	58	—	—	—	44,577	194	350	45,179
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	230,061	202,661	384,467	479,000	492,268	136,323	9,767	1,934,547
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
As of September 30, 2026	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$96,494	$326,562	$191,418	$31,549	$—	$—	$32,202	$678,225
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	96,494	326,562	191,418	31,549	—	—	32,202	678,225
Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial loans:
Pass - RR 1 through RR 6	$491,825	$657,862	$208,327	$109,997	$50,652	$31,025	$589,262	$2,138,950
Special Mention - RR 7	8	167	12,698	2,845	224	4	1,799	17,745
Substandard - RR 8	9,607	13,666	854	18,206	1,111	384	12,235	56,063
Doubtful - RR 9	—	54	27	7	1	—	22	111
Total	501,440	671,749	221,906	131,055	51,988	31,413	603,318	2,212,869
Current period gross charge-offs	—	(234)	(472)	(123)	(257)	(212)	(815)	(2,113)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$164,452	$198,028	$97,421	$57,126	$153,790	$314,925	$18,148	$1,003,890
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	164,452	198,028	97,421	57,126	153,790	314,925	18,148	1,003,890
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$222,991	$246,626	$99,172	$82,288	$2,752	$48,340	$228,079	$930,248
Special Mention - RR 7	—	6,142	5,290	—	11	—	—	11,443
Substandard - RR 8	137	4	—	796	1	—	169	1,107
Doubtful - RR 9	—	—	2	—	—	—	—	2
Total	223,128	252,772	104,464	83,084	2,764	48,340	228,248	942,800
Current period gross charge-offs	—	—	(15)	(181)	—	—	—	(196)

Total commercial LHFI	$2,113,638	$2,605,140	$1,393,015	$1,060,830	$1,214,992	$1,129,834	$1,120,161	$10,637,610
Total commercial LHFI gross charge-offs	$—	$(234)	$(585)	$(304)	$(257)	$(264)	$(815)	$(2,459)

	Term Loans by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
As of September 30, 2026	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$20,466	$27,005	$7,778	$3,371	$1,731	$1,745	$—	$62,096
Past due 30-89 days	—	—	—	145	—	—	—	145
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	4	46	—	—	—	50
Total	20,466	27,005	7,782	3,562	1,731	1,745	—	62,291
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$15,893	$11,262	$12,714	$11,859	$4,521	$11,978	$507,372	$575,599
Past due 30-89 days	62	120	54	33	14	639	5,158	6,080
Past due 90 days or more	190	494	—	36	—	—	255	975
Nonaccrual	168	10	156	688	33	658	7,091	8,804
Total	16,313	11,886	12,924	12,616	4,568	13,275	519,876	591,458
Current period gross charge-offs	—	—	—	—	(7)	(64)	(1,079)	(1,150)

Other real estate secured:
Current	$65	$437	$131	$—	$—	$28	$—	$661
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	65	437	131	—	—	28	—	661
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other loans secured by real estate:
Secured by 1-4 family residential properties:
Current	$339,876	$306,667	$198,775	$171,204	$651,237	$708,255	$—	$2,376,014
Past due 30-89 days	309	—	88	3,120	9,811	4,543	—	17,871
Past due 90 days or more	—	—	191	502	1,256	762	—	2,711
Nonaccrual	—	246	117	3,122	5,288	4,247	—	13,020
Total	340,185	306,913	199,171	177,948	667,592	717,807	—	2,409,616
Current period gross charge-offs	(18)	(278)	(39)	(1,453)	(3,309)	(1,737)	—	(6,834)

Consumer loans:
Current	$49,448	$24,868	$18,818	$3,943	$5,993	$4,687	$57,427	$165,184
Past due 30-89 days	509	243	96	19	—	—	795	1,662
Past due 90 days or more	30	58	10	—	—	—	338	436
Nonaccrual	18	53	51	99	10	12	10	253
Total	50,005	25,222	18,975	4,061	6,003	4,699	58,570	167,535
Current period gross charge-offs	(4,010)	(444)	(267)	(63)	(8)	(1)	(1,613)	(6,406)

Total consumer LHFI	$427,034	$371,463	$238,983	$198,187	$679,894	$737,554	$578,446	$3,231,561
Total consumer LHFI gross charge-offs	$(4,028)	$(722)	$(306)	$(1,516)	$(3,324)	$(1,802)	$(2,692)	$(14,390)

Total LHFI	$2,540,672	$2,976,603	$1,631,998	$1,259,017	$1,894,886	$1,867,388	$1,698,607	$13,869,171
Total current period gross charge-offs	$(4,028)	$(956)	$(891)	$(1,820)	$(3,581)	$(2,066)	$(3,507)	$(16,849)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$326,423	$70,948	$16,432	$17,197	$7,610	$1,664	$47,981	$488,255
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	3,308	1,409	—	602	85	—	—	5,404
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	329,731	72,357	16,432	17,799	7,695	1,664	47,981	493,659
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$42,929	$22,620	$18,353	$18,748	$19,248	$3,294	$7,497	$132,689
Special Mention - RR 7	—	25	—	349	85	—	—	459
Substandard - RR 8	299	272	319	747	546	296	16	2,495
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	43,228	22,917	18,672	19,844	19,879	3,590	7,513	135,643
Current period gross charge-offs	—	—	—	(3)	(122)	—	—	(125)

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$817,790	$434,506	$348,386	$614,738	$334,813	$427,591	$145,497	$3,123,321
Special Mention - RR 7	—	1,298	23,975	284	—	1,124	—	26,681
Substandard - RR 8	38,224	9,304	2,537	39,015	29,540	33,821	1,979	154,420
Doubtful - RR 9	—	—	—	—	—	1	—	1
Total	856,014	445,108	374,898	654,037	364,353	462,537	147,476	3,304,423
Current period gross charge-offs	—	—	—	—	—	(2,026)	—	(2,026)

Other real estate secured:
Pass - RR 1 through RR 6	$290,854	$139,454	$613,122	$678,691	$115,394	$80,235	$61,191	$1,978,941
Special Mention - RR 7	—	—	—	25,376	—	—	—	25,376
Substandard - RR 8	—	—	22,392	69,577	332	26,843	163	119,307
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	290,854	139,454	635,514	773,644	115,726	107,078	61,354	2,123,624
Current period gross charge-offs	—	(4)	—	—	—	—	—	(4)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$122,237	$275,146	$173,752	$23,284	$—	$—	$819	$595,238
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	122,237	275,146	173,752	23,284	—	—	819	595,238
Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial loans:
Pass - RR 1 through RR 6	$803,487	$303,777	$172,506	$88,388	$39,304	$20,251	$523,797	$1,951,510
Special Mention - RR 7	4,522	602	14,230	119	49	77	15,816	35,415
Substandard - RR 8	2,059	377	470	3,245	683	434	5,173	12,441
Doubtful - RR 9	7	42	16	6	—	1	26	98
Total	810,075	304,798	187,222	91,758	40,036	20,763	544,812	1,999,464
Current period gross charge-offs	—	(708)	(982)	(4,016)	(432)	(6,389)	(486)	(13,013)

State and other political subdivision loans:
Pass - RR 1 through RR 6	$300,564	$109,516	$64,228	$180,530	$97,517	$286,979	$22,250	$1,061,584
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	300,564	109,516	64,228	180,530	97,517	286,979	22,250	1,061,584
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans and leases:
Pass - RR 1 through RR 6	$311,342	$125,090	$113,861	$4,356	$4,352	$55,946	$198,576	$813,523
Special Mention - RR 7	—	414	362	—	—	—	—	776
Substandard - RR 8	14	1,725	1,917	369	462	29	1,038	5,554
Doubtful - RR 9	—	3	—	—	—	—	—	3
Total	311,356	127,232	116,140	4,725	4,814	55,975	199,614	819,856
Current period gross charge-offs	—	(54)	—	(116)	—	(50)	—	(220)

Total commercial LHFI	$3,064,059	$1,496,528	$1,586,858	$1,765,621	$650,020	$938,586	$1,031,819	$10,533,491
Total commercial LHFI gross charge-offs	$—	$(766)	$(982)	$(4,135)	$(554)	$(8,465)	$(486)	$(15,388)

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$30,069	$9,491	$10,191	$2,500	$1,198	$1,638	$—	$55,087
Past due 30-89 days	—	222	321	—	—	1	—	544
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	9	—	54	—	—	63
Total	30,069	9,713	10,521	2,500	1,252	1,639	—	55,694
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$22,785	$18,105	$13,944	$5,352	$4,352	$8,656	$481,812	$555,006
Past due 30-89 days	321	189	643	36	1	509	3,632	5,331
Past due 90 days or more	—	—	—	—	2	—	518	520
Nonaccrual	26	39	124	49	145	192	7,439	8,014
Total	23,132	18,333	14,711	5,437	4,500	9,357	493,401	568,871
Current period gross charge-offs	—	(10)	—	(56)	—	(31)	(714)	(811)

Secured by nonfarm, nonresidential properties:
Current	$100	$—	$—	$—	$—	$—	$—	$100
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	100	—	—	—	—	—	—	100
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Current	$466	$141	$—	$—	$—	$41	$—	$648
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	466	141	—	—	—	41	—	648
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
As of December 31, 2025	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties:
Current	$325,999	$227,009	$193,722	$712,091	$408,534	$395,901	$—	$2,263,256
Past due 30-89 days	—	167	3,670	9,108	4,949	3,100	—	20,994
Past due 90 days or more	—	—	866	1,598	134	534	—	3,132
Nonaccrual	505	901	13,238	31,622	10,713	7,314	—	64,293
Total	326,504	228,077	211,496	754,419	424,330	406,849	—	2,351,675
Current period gross charge-offs	—	—	(619)	(1,276)	(142)	(74)	—	(2,111)

Consumer loans:
Current	$54,959	$27,573	$7,898	$7,587	$6,892	$239	$55,321	$160,469
Past due 30-89 days	597	228	143	31	13	—	1,440	2,452
Past due 90 days or more	28	32	17	1	—	—	370	448
Nonaccrual	117	43	155	36	23	2	9	385
Total	55,701	27,876	8,213	7,655	6,928	241	57,140	163,754
Current period gross charge-offs	(4,847)	(494)	(474)	(114)	(24)	(26)	(2,459)	(8,438)

Total consumer LHFI	$435,972	$284,140	$244,941	$770,011	$437,010	$418,127	$550,541	$3,140,742
Total consumer LHFI gross charge-offs	$(4,847)	$(504)	$(1,093)	$(1,446)	$(166)	$(131)	$(3,173)	$(11,360)

Total LHFI	$3,500,031	$1,780,668	$1,831,799	$2,535,632	$1,087,030	$1,356,713	$1,582,360	$13,674,233
Total current period gross charge-offs	$(4,847)	$(1,270)	$(2,075)	$(5,581)	$(720)	$(8,596)	$(3,659)	$(26,748)

Past Due LHFS

LHFS past due 90 days or more totaled $103.9 million and $98.9 million at September 30, 2026 and December 31, 2025, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2026 or 2025.

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

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers at September 30, 2026 and December 31, 2025:

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

•
Lending policies and procedures
•
Economic conditions and concentrations of credit

•
Nature and volume of the portfolio
•
Performance trends
•
External factors

While all these factors are incorporated into the overall methodology, only three are currently considered active at September 30, 2026: (i) economic conditions and concentrations of credit, (ii) nature and volume of the portfolio, and (iii) performance trends.

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

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$8,900	$8,900	$147	$597,612	$597,759
Other secured by 1-4 family residential properties	—	14,950	14,950	884	728,136	729,020
Secured by nonfarm, nonresidential properties	902	26,901	27,803	8,490	3,183,759	3,192,249
Other real estate secured	—	11,964	11,964	—	1,935,208	1,935,208
Other loans secured by real estate:
Other construction	—	5,614	5,614	—	678,225	678,225
Secured by 1-4 family residential properties	—	28,896	28,896	—	2,409,616	2,409,616
Commercial and industrial loans	10,413	23,720	34,133	19,655	2,193,214	2,212,869
Consumer loans	—	6,870	6,870	—	167,535	167,535
State and other political subdivision loans	—	731	731	—	1,003,890	1,003,890
Other commercial loans and leases	—	8,477	8,477	707	942,093	942,800
Total	$11,315	$137,023	$148,338	$29,883	$13,839,288	$13,869,171

	December 31, 2025
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$6,632	$6,632	$156	$549,197	$549,353
Other secured by 1-4 family residential properties	99	13,485	13,584	848	703,666	704,514
Secured by nonfarm, nonresidential properties	141	35,042	35,183	2,531	3,301,992	3,304,523
Other real estate secured	—	20,410	20,410	15,234	2,109,038	2,124,272
Other loans secured by real estate:
Other construction	—	4,889	4,889	—	595,238	595,238
Secured by 1-4 family residential properties	—	41,087	41,087	3,414	2,348,261	2,351,675
Commercial and industrial loans	811	19,758	20,569	1,804	1,997,660	1,999,464
Consumer loans	103	5,740	5,843	103	163,651	163,754
State and other political subdivision loans	—	865	865	—	1,061,584	1,061,584
Other commercial loans and leases	—	8,009	8,009	764	819,092	819,856
Total	$1,154	$155,917	$157,071	$24,854	$13,649,379	$13,674,233

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$148,189	$168,237	$157,071	$160,270
Loans charged-off, sale of 1-4 family mortgage loans	—	—	(6,316)	—
Loans charged-off	(3,354)	(6,775)	(10,533)	(16,856)
Recoveries	2,324	2,390	7,024	6,967
Net (charge-offs) recoveries	(1,030)	(4,385)	(9,825)	(9,889)
PCL, LHFI	1,179	1,390	10,319	14,861
PCL, LHFI sale of 1-4 family mortgage loans	—	—	(9,227)	—
Balance at end of period	$148,338	$165,242	$148,338	$165,242

The following tables detail changes in the ACL, LHFI by loan class for the periods presented ($ in thousands):

	Three Months Ended September 30, 2026
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$8,048	$—	$29	$823	$8,900
Other secured by 1-4 family residential properties	14,762	(404)	267	325	14,950
Secured by nonfarm, nonresidential properties	30,449	(150)	111	(2,607)	27,803
Other real estate secured	12,539	—	90	(665)	11,964
Other loans secured by real estate:
Other construction	5,151	—	92	371	5,614
Secured by 1-4 family residential properties	29,238	(44)	34	(332)	28,896
Commercial and industrial loans	31,100	(499)	167	3,365	34,133
Consumer loans	6,350	(2,076)	1,515	1,081	6,870
State and other political subdivision loans	711	—	—	20	731
Other commercial loans and leases	9,841	(181)	19	(1,202)	8,477
Total	$148,189	$(3,354)	$2,324	$1,179	$148,338

The PCL, LHFI for the loan portfolios disclosed in the above table for the three months ended September 30, 2026 was primarily due to an increase in required reserves on individually analyzed loans and changes in the macroeconomic forecasts. The negative PCL, LHFI for the loan portfolios disclosed in the above table for the three months ended September 30, 2026 was primarily due to positive credit migration, adjustments to the qualitative factors and adjustments to the weighted-average life assumptions.

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

	Nine Months Ended September 30, 2026
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$6,632	$—	$89	$2,179	$8,900
Other secured by 1-4 family residential properties	13,584	(1,150)	436	2,080	14,950
Secured by nonfarm, nonresidential properties	35,183	(150)	428	(7,658)	27,803
Other real estate secured	20,410	—	91	(8,537)	11,964
Other loans secured by real estate:
Other construction	4,889	—	96	629	5,614
Secured by 1-4 family residential properties	41,087	(6,834)	147	(5,504)	28,896
Commercial and industrial loans	20,569	(2,113)	757	14,920	34,133
Consumer loans	5,843	(6,406)	4,846	2,587	6,870
State and other political subdivision loans	865	—	—	(134)	731
Other commercial loans and leases	8,009	(196)	134	530	8,477
Total	$157,071	$(16,849)	$7,024	$1,092	$148,338

The PCL, LHFI for the loan portfolios disclosed in the above table for the nine months ended September 30, 2026 was primarily due to an increase in required reserves for individually analyzed loans and loan growth. The negative PCL, LHFI for the loan portfolios disclosed in the above table for the nine months ended September 30, 2026 was primarily due to the sale of the 1-4 family mortgage loans that resulted in a $9.2 million release of reserves coupled with positive credit migration.

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

Note 4 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$131,289	$139,317
Origination of servicing assets	15,845	10,853
Change in fair value:
Due to market changes	21,457	(9,395)
Due to run-off	(10,510)	(9,099)
Balance at end of period	$158,081	$131,676

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At September 30, 2026, the fair value of the MSR included an assumed average prepayment speed of 8 CPR and an average discount rate of 10.70% compared to an assumed average prepayment speed of 9 CPR and an average discount rate of 10.66% at September 30, 2025.

Mortgage Loans Serviced/Sold

During the first nine months of 2026 and 2025, Trustmark sold $937.3 million and $858.3 million, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $13.5 million for the first nine months of 2026 compared to $15.1 million for the first nine months of 2025.

The table below details the mortgage loans sold and serviced for others at September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Federal National Mortgage Association	$4,693,117	$4,745,556
Government National Mortgage Association	4,032,571	3,872,151
Federal Home Loan Mortgage Corporation	375,245	314,383
Other	27,783	23,872
Total mortgage loans sold and serviced for others	$9,128,716	$8,955,962

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expense is included in other expense. Trustmark had no mortgage loan servicing putback expense for the three and nine months ended September 30, 2026 and 2025. At both September 30, 2026 and 2025, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 5 – Other Real Estate

At September 30, 2026, Trustmark’s geographic other real estate distribution was concentrated in its Alabama, Florida, Mississippi, Tennessee and Texas market regions. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these regions.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$6,957	$5,917
Additions	5,026	6,754
Disposals	(9,085)	(2,563)
(Write-downs) recoveries	(201)	(1,783)
Balance at end of period	$2,697	$8,325

Gains (losses), net on the sale of other real estate included in other real estate expense	$(661)	$(323)

At September 30, 2026 and December 31, 2025, other real estate by type of property consisted of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Construction, land development and other land properties	$63	$63
1-4 family residential properties	2,082	3,871
Nonfarm, nonresidential properties	552	1,273
Other real estate properties	—	1,750
Total other real estate	$2,697	$6,957

At September 30, 2026 and December 31, 2025, other real estate by geographic location consisted of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Alabama	$367	$409
Florida	222	—
Mississippi (1)	1,763	5,621
Tennessee (2)	147	927
Texas	198	—
Total other real estate	$2,697	$6,957
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At September 30, 2026, the balance of other real estate included $2.1 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $3.9 million at December 31, 2025. At September 30, 2026 and December 31, 2025, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $4.1 million and $8.1 million, respectively.

Note 6 – Leases

Lessor Arrangements

Trustmark leases certain types of machinery and equipment to its customers through sales-type and direct financing leases as part of its equipment financing portfolio. At September 30, 2026, these leases have remaining lease terms of one to eight years, some of which include renewal options and/or options for the lessee to purchase the leased property near or at the end of the lease term. Trustmark recognized interest income from its sales-type and direct financing leases of $6.7 million and $18.6 million for the three and nine months ended September 30, 2026, respectively, compared to $5.0 million and $12.8 million for the three and nine months ended September 30, 2025, respectively. Trustmark does not have any significant operating leases in which it is the lessor.

The table below summarizes the components of Trustmark's net investment in its sales-type and direct financing leases for the periods presented ($ in thousands):

	September 30, 2026	December 31, 2025
Leases receivable	$550,002	$442,096
Unearned income	(77,747)	(68,283)
Initial direct costs	4,073	3,236
Unguaranteed lease residual	38,312	24,360
Total net investment	$514,640	$401,409

The table below details the minimum future lease payments for Trustmark's leases receivable at September 30, 2026 ($ in thousands):

September 30, 2026
2026 (excluding the nine months ended September 30, 2026)	$29,203
2027	130,948
2028	119,612
2029	101,389
2030	74,859
Thereafter	93,991
Lease receivable	$550,002

Lessee Arrangements

On September 3, 2026, Trustmark Bank (TB) entered into and simultaneously closed a sale-leaseback transaction for the purchase and sale of real property (the Sale Agreement) with entities affiliated with Blue Owl Real Estate Capital LLC (collectively, Blue Owl), providing for the sale to Blue Owl of 34 bank branch properties owned and operated by TB (collectively, the Branches) for an aggregate cash net purchase price of $91.7 million. The Branches are located in Alabama, Florida, Mississippi, Tennessee and Texas.

Under the Sale Agreement, TB entered into, concurrently with the closing of the sale of the Branches, triple net lease agreements (the Lease Agreements) with Blue Owl, pursuant to which TB leased each of the Branches (the sale of the Branches pursuant to the Sale Agreement, and the lease of the Branches pursuant to the Lease Agreements, are collectively referred to as the Sale-leaseback Transaction). Each of the Lease Agreements has an initial term of 15 years and provides TB with three consecutive renewal options of five years each. The initial aggregate annual rent payable by TB under the Lease Agreements is $6.4 million, subject to a 1.5% annual rent escalation during the initial term and the renewal terms, if exercised. No Branches were closed as a result of the Sale-leaseback Transaction. The sale of the Branches resulted in a pre-tax gain of $61.5 million, after transaction-related expenses. As a result of the Sale-leaseback Transaction, Trustmark had additional lease right-of-use assets of $72.5 million and operating lease liabilities of $72.6 million at September 30, 2026. The renewal terms were excluded from the measurement of the right-of-use assets and lease liabilities since Management determined that the exercise of the renewal terms was not reasonably certain.

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance leases:
Amortization of right-of-use assets	$113	$113	$339	$339
Interest on lease liabilities	29	32	88	100
Operating lease cost	2,033	1,343	4,783	4,025
Short-term lease cost	68	162	358	481
Variable lease cost	256	232	726	674
Sublease income	(80)	(70)	(215)	(205)
Net lease cost	$2,419	$1,812	$6,079	$5,414

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Finance leases:
Operating cash flows included in operating activities	$88	$100
Financing cash flows included in payments under finance lease obligations	354	338

Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	4,520	3,967
Operating cash flows (liability reduction) included in other operating activities, net	3,266	2,925

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Finance lease right-of-use assets, net of accumulated depreciation	$2,507	$2,847
Finance lease liabilities	3,104	3,458
Operating lease right-of-use assets	104,769	32,152
Operating lease liabilities	109,137	36,250

Weighted-average lease term:
Finance leases	5.62 years	6.36 years
Operating leases	12.73 years	8.69 years

Weighted-average discount rate:
Finance leases	3.61%	3.61%
Operating leases	5.04%	4.04%

At September 30, 2026, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2026 (excluding the nine months ended September 30, 2026)	$147	$3,067
2027	594	12,393
2028	599	11,664
2029	633	11,771
2030	644	11,864
Thereafter	810	100,231
Total minimum lease payments	3,427	150,990
Less imputed interest	(323)	(41,853)
Lease liabilities	$3,104	$109,137

Note 7 – Deposits

At September 30, 2026 and December 31, 2025, deposits consisted of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Noninterest-bearing demand	$3,262,885	$3,036,504
Interest-bearing demand	8,365,247	8,020,354
Savings	960,524	970,161
Time	3,469,404	3,472,765
Total	$16,058,060	$15,499,784

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other expense. Other real estate sales for the three and nine months ended September 30, 2026 resulted in a net loss of $92 thousand and $661 thousand, respectively, compared to a net loss of $179 thousand and $323 thousand for the three and nine months ended September 30, 2025, respectively.

The following tables present noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$10,556	$—	$10,556	$11,188	$—	$11,188
Bank card and other fees	7,561	571	8,132	7,625	635	8,260
Mortgage banking, net	—	7,880	7,880	—	8,182	8,182
Wealth management	55	—	55	185	—	185
Other, net	1,267	192	1,459	2,753	(553)	2,200
Gain on sale-leaseback, net	—	61,518	61,518	—	—	—
Securities gains (losses), net	—	(61,511)	(61,511)	—	—	—
Total noninterest income	$19,439	$8,650	$28,089	$21,751	$8,264	$30,015

Wealth Management Segment
Service charges on deposit accounts	$70	$—	$70	$63	$—	$63
Bank card and other fees	17	—	17	58	—	58
Wealth management	11,106	—	11,106	9,613	—	9,613
Other, net	82	136	218	83	99	182
Total noninterest income	$11,275	$136	$11,411	$9,817	$99	$9,916

Consolidated
Service charges on deposit accounts	$10,626	$—	$10,626	$11,251	$—	$11,251
Bank card and other fees	7,578	571	8,149	7,683	635	8,318
Mortgage banking, net	—	7,880	7,880	—	8,182	8,182
Wealth management	11,161	—	11,161	9,798	—	9,798
Other, net	1,349	328	1,677	2,836	(454)	2,382
Gain on sale-leaseback, net	—	61,518	61,518	—	—	—
Securities gains (losses), net	—	(61,511)	(61,511)	—	—	—
Total noninterest income	$30,714	$8,786	$39,500	$31,568	$8,363	$39,931
(1)
Noninterest income not in scope for FASB ASC Topic 606 includes customer derivatives revenue and miscellaneous credit card fee income within bank card and other fees; mortgage banking, net; amortization of tax credits, cash surrender value on various life insurance policies, earnings on Trustmark’s non-qualified deferred compensation plans, other partnership investments and rental income within other, net; gain on sale-leaseback, net and securities gains (losses), net.

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$31,440	$—	$31,440	$32,365	$—	$32,365
Bank card and other fees	22,508	2,323	24,831	22,973	1,628	24,601
Mortgage banking, net	—	25,728	25,728	—	25,555	25,555
Wealth management	369	—	369	562	—	562
Other, net	6,159	2,880	9,039	10,554	(368)	10,186
Gain on sale-leaseback, net	—	61,518	61,518	—	—	—
Securities gains (losses), net	—	(61,511)	(61,511)	—	—	—
Total noninterest income	$60,476	$30,938	$91,414	$66,454	$26,815	$93,269

Wealth Management Segment
Service charges on deposit accounts	$215	$—	$215	$107	$—	$107
Bank card and other fees	49	—	49	135	—	135
Wealth management	32,107	—	32,107	28,417	—	28,417
Other, net	268	363	631	189	288	477
Total noninterest income	$32,639	$363	$33,002	$28,848	$288	$29,136

Consolidated
Service charges on deposit accounts	$31,655	$—	$31,655	$32,472	$—	$32,472
Bank card and other fees	22,557	2,323	24,880	23,108	1,628	24,736
Mortgage banking, net	—	25,728	25,728	—	25,555	25,555
Wealth management	32,476	—	32,476	28,979	—	28,979
Other, net	6,427	3,243	9,670	10,743	(80)	10,663
Gain on sale-leaseback, net	—	61,518	61,518	—	—	—
Securities gains (losses), net	—	(61,511)	(61,511)	—	—	—
Total noninterest income	$93,115	$31,301	$124,416	$95,302	$27,103	$122,405
(1)
Noninterest income not in scope for FASB ASC Topic 606 includes customer derivatives revenue and miscellaneous credit card fee income within bank card and other fees; mortgage banking, net; amortization of tax credits, cash surrender value on various life insurance policies, earnings on Trustmark’s non-qualified deferred compensation plans, other partnership investments and rental income within other, net; gain on sale-leaseback, net and securities gains (losses), net.

Note 9 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plan

Trustmark maintains a noncontributory tax-qualified defined benefit pension plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the Continuing Plan) to satisfy commitments made by Trustmark to associates covered through plans obtained in acquisitions.

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$7	$9	$21	$27
Interest cost	50	68	150	206
Expected return on plan assets	(18)	(31)	(56)	(94)
Recognized net (gain) loss due to lump sum settlements	—	(29)	(31)	(79)
Recognized net actuarial (gain) loss	(4)	(1)	(10)	(5)
Net periodic benefit cost	$35	$16	$74	$55

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$3	$3	$7	$11
Interest cost	434	476	1,320	1,446
Amortization of prior service cost	—	4	—	11
Recognized net actuarial loss	77	62	241	198
Net periodic benefit cost	$514	$545	$1,568	$1,666

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

The following tables summarize the Stock Plan activity for the periods presented:

	Three Months Ended September 30, 2026
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	201,825	391,297
Granted	—	6,324
Released from restriction	—	(12,000)
Forfeited	(5,580)	(4,277)
Nonvested units, end of period	196,245	381,344

	Nine Months Ended September 30, 2026
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	205,227	362,253
Granted	63,691	164,034
Adjustment for performance factor	43,619	—
Released from restriction	(110,712)	(136,448)
Forfeited	(5,580)	(8,495)
Nonvested units, end of period	196,245	381,344

The following table presents information regarding compensation expense for units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Performance units	$568	$514	$1,578	$1,538
Time-vested units	1,343	779	4,912	3,413
Total compensation expense	$1,911	$1,293	$6,490	$4,951

Note 11 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At September 30, 2026 and 2025, Trustmark had unused commitments to extend credit of $4.659 billion and $4.410 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At September 30, 2026 and 2025, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $181.0 million and $142.5 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets as of September 30, 2026 and December 31, 2025.

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

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$27,534	$25,891	$27,951	$29,392
PCL, off-balance sheet credit exposures	1,085	295	668	(3,206)
Balance at end of period	$28,619	$26,186	$28,619	$26,186

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The increase in the ACL on off-balance sheet credit exposures for the three months ended September 30, 2026 was primarily due to an increase in unfunded commitments coupled with an increase in the quantitative reserve rates related to changes in the macroeconomic forecasts. The increase in the ACL on off-balance sheet credit exposures for the nine months ended September 30, 2026 was primarily due to an increase in the quantitative reserve rates related to changes to the macroeconomic forecasts and the utilization rates for unfunded commitments partially offset by positive credit migration.

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

Note 12 – EPS

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic shares	57,982	60,299	58,425	60,519
Dilutive shares	242	241	222	229
Diluted shares	58,224	60,540	58,647	60,748

Weighted-average antidilutive stock awards are excluded in determining diluted EPS. Weighted-average antidilutive stock awards were immaterial for the three and nine months ended September 30, 2026 compared to none for the three and nine months ended September 30, 2025.

Note 13 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Income taxes paid	$9,450	$40,639
Interest expense paid on deposits and borrowings	206,170	237,425
Noncash transfers from loans to other real estate	5,026	6,754
Securities transferred from held to maturity to available for sale	1,117,981	—
Operating right-of-use assets resulting from lease liabilities	76,182	1,623

Note 14 – Shareholders’ Equity

Regulatory Capital

Trustmark and TB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2025 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TB and limit Trustmark’s and TB’s ability to pay dividends. As of September 30, 2026, Trustmark and TB exceeded all applicable minimum capital standards. In addition, Trustmark and TB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2026. To be categorized in this manner, Trustmark and TB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since September 30, 2026, which Management believes have affected Trustmark’s or TB’s present classification.

The following table provides Trustmark’s and TB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2026 and December 31, 2025 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At September 30, 2026:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,890,212	11.98%	7.00%	n/a
Trustmark Bank	1,977,423	12.53%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,950,212	12.36%	8.50%	n/a
Trustmark Bank	1,977,423	12.53%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,299,364	14.57%	10.50%	n/a
Trustmark Bank	2,154,380	13.66%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,950,212	10.39%	4.00%	n/a
Trustmark Bank	1,977,423	10.53%	4.00%	5.00%

At December 31, 2025:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,814,295	11.72%	7.00%	n/a
Trustmark Bank	1,908,101	12.33%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,874,295	12.11%	8.50%	n/a
Trustmark Bank	1,908,101	12.33%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$2,231,283	14.41%	10.50%	n/a
Trustmark Bank	2,093,123	13.52%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,874,295	10.18%	4.00%	n/a
Trustmark Bank	1,908,101	10.37%	4.00%	5.00%

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

On December 2, 2025, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2026, under which $100.0 million of Trustmark’s outstanding shares could be acquired through December 31, 2026. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased 1.4 million shares of its common stock valued at $60.9 million during the nine months ended September 30, 2026.

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

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(176,162)	$44,040	$(132,122)	$9,714	$(2,428)	$7,286
Reclassification adjustment for net (gains) losses realized in net income	61,511	(15,378)	46,133	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	33,253	(8,313)	24,940	3,422	(855)	2,567
Total securities available for sale and transferred securities	(81,398)	20,349	(61,049)	13,136	(3,283)	9,853
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	—	—	—	4	(2)	2
Recognized net loss due to lump sum settlements	—	—	—	(29)	8	(21)
Change in net actuarial loss	73	(18)	55	61	(15)	46
Total pension and other postretirement benefit plans	73	(18)	55	36	(9)	27
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(19,932)	4,983	(14,949)	(822)	205	(617)
Reclassification adjustment for (gain) loss realized in net income	675	(169)	506	2,462	(616)	1,846
Total cash flow hedge derivatives	(19,257)	4,814	(14,443)	1,640	(411)	1,229
Total other comprehensive income (loss)	$(100,582)	$25,145	$(75,437)	$14,812	$(3,703)	$11,109

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(207,883)	$51,971	$(155,912)	$56,305	$(14,076)	$42,229
Reclassification adjustment for net (gains) losses realized in net income	61,511	(15,378)	46,133	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	38,812	(9,703)	29,109	10,297	(2,574)	7,723
Total securities available for sale and transferred securities	(107,560)	26,890	(80,670)	66,602	(16,650)	49,952
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	—	—	—	11	(3)	8
Recognized net loss due to lump sum settlements	(31)	8	(23)	(79)	20	(59)
Change in net actuarial loss	231	(58)	173	193	(48)	145
Total pension and other postretirement benefit plans	200	(50)	150	125	(31)	94
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(33,847)	8,462	(25,385)	11,155	(2,789)	8,366
Reclassification adjustment for (gain) loss realized in net income	2,415	(604)	1,811	7,823	(1,956)	5,867
Total cash flow hedge derivatives	(31,432)	7,858	(23,574)	18,978	(4,745)	14,233
Total other comprehensive income (loss)	$(138,792)	$34,698	$(104,094)	$85,705	$(21,426)	$64,279

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2026	$(10,518)	$(5,169)	$2,062	$(13,625)
Other comprehensive income (loss) before reclassification	(126,803)	—	(25,385)	(152,188)
Amounts reclassified from accumulated other comprehensive income (loss)	46,133	150	1,811	48,094
Net other comprehensive income (loss)	(80,670)	150	(23,574)	(104,094)
Balance at September 30, 2026	$(91,188)	$(5,019)	$(21,512)	$(117,719)

Balance at January 1, 2025	$(66,885)	$(4,721)	$(12,053)	$(83,659)
Other comprehensive income (loss) before reclassification	49,952	—	8,366	58,318
Amounts reclassified from accumulated other comprehensive income (loss)	—	94	5,867	5,961
Net other comprehensive income (loss)	49,952	94	14,233	64,279
Balance at September 30, 2025	$(16,933)	$(4,627)	$2,180	$(19,380)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the nine months ended September 30, 2026 and the year ended December 31, 2025.

	September 30, 2026
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$202,689	$202,689	$—	$—
U.S. Government agency obligations	67,097	—	67,097	—
Mortgage-backed securities	2,698,541	—	2,698,541	—
Securities available for sale	2,968,327	202,689	2,765,638	—
LHFS	245,564	—	245,564	—
MSR	158,081	—	—	158,081
Other assets	24,441	11	24,430	—
Other liabilities	69,032	8,848	59,742	442

	December 31, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$208,948	$208,948	$—	$—
U.S. Government agency obligations	70,849	—	70,849	—
Mortgage-backed securities	1,597,033	—	1,597,033	—
Securities available for sale	1,876,830	208,948	1,667,882	—
LHFS	278,789	—	278,789	—
MSR	131,289	—	—	131,289
Other assets	16,235	11	15,226	998
Other liabilities	22,832	1,708	21,124	—

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2026 and 2025 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2026	$131,289	$998
Total net (loss) gain included in Mortgage banking, net (1)	10,947	1,006
Additions	15,845	—
Sales	—	(2,446)
Balance, September 30, 2026	$158,081	$(442)

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2026	$21,457	$2,669

Balance, January 1, 2025	$139,317	$229
Total net (loss) gain included in Mortgage banking, net (1)	(18,494)	3,498
Additions	10,853	—
Sales	—	(2,387)
Balance, September 30, 2025	$131,676	$1,340

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2025	$(9,395)	$4,021

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at September 30, 2026, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At September 30, 2026, Trustmark had outstanding balances of $29.9 million with a related ACL of $11.3 million in collateral-dependent LHFI, compared to outstanding balances of $24.9 million with a related ACL of $1.2 million in collateral-dependent LHFI at December 31, 2025. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $1.2 million were remeasured during the first nine months of 2026, requiring write-downs of $285 thousand to reach their current fair values compared to $2.7 million of foreclosed assets that were remeasured during the first nine months of 2025, requiring write-downs of $502 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at September 30, 2026 and December 31, 2025, are as follows ($ in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$710,165	$710,165	$668,007	$668,007
Securities held to maturity	—	—	1,207,454	1,180,569
Level 3 Inputs:
Net LHFI	13,720,833	13,599,536	13,517,162	13,544,873

Financial Liabilities:
Level 2 Inputs:
Deposits	16,058,060	16,042,529	15,499,784	15,494,681
Federal funds purchased and securities sold under repurchase agreements	205,000	205,000	445,000	445,000
Other borrowings	136,301	136,301	364,762	364,762
Subordinated notes	172,195	168,875	171,966	176,750
Junior subordinated debt securities	61,856	52,887	61,856	52,964

Fair Value Option

Trustmark has elected to account for its LHFS under the fair value option, with interest income on these LHFS reported in interest and fees on LHFS and LHFI. The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three and nine months ended September 30, 2026, net losses of $4.5 million and $4.8 million, respectively, were recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to a net loss of $207 thousand and a net gain of $1.2 million for the three and nine months ended September 30, 2025, respectively. Interest and fees on LHFS and LHFI for the three and nine months ended September 30, 2026 included $2.9 million and $8.3 million, respectively, of interest earned on LHFS accounted for under the fair value option, compared to $2.4 million and $6.8 million for the three and nine months ended September 30, 2025, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $133.2 million and $136.3 million at September 30, 2026 and December 31, 2025, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and ACL, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option at September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Fair value of LHFS	$112,367	$142,485
LHFS contractual principal outstanding	115,159	143,832
Fair value less unpaid principal	$(2,792)	$(1,347)

Note 16 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At both September 30, 2026 and December 31, 2025, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.630 billion.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $119 thousand and $360 thousand of amortization expense for the three and nine months ended September 30, 2026, respectively, compared to $132 thousand and $393 thousand of amortization expense for the three and nine months ended September 30, 2025, respectively. As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. During the next twelve months, Trustmark estimates that $7.9 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $301.0 million at September 30, 2026 compared to $345.5 million at December 31, 2025. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net positive ineffectiveness of $283 thousand and a net negative ineffectiveness of $858 thousand for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the impact was a net positive ineffectiveness of $386 thousand and a net negative ineffectiveness of $2.0 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $157.0 million at September 30, 2026, with a positive valuation adjustment of $4.3 million, compared to $152.0 million, with a negative valuation adjustment of $287 thousand, at December 31, 2025.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $70.6 million at September 30, 2026, with a negative valuation adjustment of $442 thousand, compared to $74.5 million, with a positive valuation adjustment of $998 thousand, at December 31, 2025.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivatives market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At September 30, 2026, Trustmark had interest rate swaps with an aggregate notional amount of $1.940 billion related to this program, compared to $1.991 billion at December 31, 2025.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At September 30, 2026, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements totaled $13.0 million compared to $117 thousand at December 31, 2025. At September 30, 2026 and December 31, 2025, Trustmark had posted collateral of $13.5 million and $2.2 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2026, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At September 30, 2026, Trustmark had entered into nine risk participation agreements as a beneficiary with an aggregate notional amount of $88.3 million compared to ten risk participation agreements as a beneficiary with an aggregate notional amount of $113.7 million at December 31, 2025. At September 30, 2026, Trustmark had entered into twenty-five risk participation agreements as a guarantor with an aggregate notional amount of $325.4 million compared to twenty-seven risk participation agreements as a guarantor with an aggregate notional amount of $267.9 million at December 31, 2025. The aggregate fair values of these risk participation agreements were immaterial at both September 30, 2026 and December 31, 2025.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at September 30, 2026 and December 31, 2025 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate contracts:
Interest rate swaps included in other assets (1)	$2	$3,890
Interest rate floors included in other assets	279	1,673
Interest rate swaps included in other liabilities (1)	26,594	611

Derivatives not designated as hedging instruments:
Interest rate contracts:
Exchange traded purchased options included in other assets	$11	$11
Over-the-counter written options (rate locks) included in other assets	—	998
Forward contracts included in other assets	4,348	—
Interest rate swaps included in other assets (1)	19,795	9,654
Credit risk participation agreements included in other assets	6	9
Over-the-counter written options (rate locks) included in other liabilities	442	—
Futures contracts included in other liabilities	8,371	1,661
Forward contracts included in other liabilities	—	287
Exchange traded written options included in other liabilities	477	47
Interest rate swaps included in other liabilities (1)	33,123	20,098
Credit risk participation agreements included in other liabilities	25	128

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS and LHFI	$(675)	$(2,462)	$(2,415)	$(7,823)

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$(11,017)	$1,076	$(17,876)	$7,633
Amount of gain (loss) recognized in bank card and other fees	(11)	196	554	560

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(14,949)	$(617)	$(25,385)	$8,366

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2026 and December 31, 2025 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of September 30, 2026
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$20,076	$—	$20,076	$(13,591)	$(2,000)	$4,485

Offsetting of Derivative Liabilities
As of September 30, 2026
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$59,717	$—	$59,717	$(13,591)	$(13,540)	$32,586

Offsetting of Derivative Assets
As of December 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$15,217	$—	$15,217	$(6,271)	$(1,380)	$7,566

Offsetting of Derivative Liabilities
As of December 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$20,709	$—	$20,709	$(6,271)	$(2,200)	$12,238

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

The following tables disclose financial information by reportable segment for the periods presented ($ in thousands):

Three Months Ended September 30, 2026	General Banking	Wealth Management	Consolidated
Interest income	$237,648	$3,267	$240,915
Interest expense	71,832	1,436	73,268
Funds transfer pricing, net	(1,068)	1,068	—
Net interest income	164,748	2,899	167,647
PCL	2,262	2	2,264
Net interest income after PCL	162,486	2,897	165,383
Service charges on deposit accounts	10,556	70	10,626
Bank card and other fees	8,132	17	8,149
Mortgage banking, net	7,880	—	7,880
Wealth management	55	11,106	11,161
Other, net	1,595	82	1,677
Gain on sale-leaseback, net	61,518	—	61,518
Securities gains (losses), net	(61,511)	—	(61,511)
Internal allocations	(136)	136	—
Noninterest income	28,089	11,411	39,500
Salaries and employee benefits	68,682	6,002	74,684
Services and fees	29,170	775	29,945
Other segment expenses (1)	29,475	332	29,807
Internal allocations	(1,908)	1,908	—
Noninterest expense	125,419	9,017	134,436
Income before income taxes	65,156	5,291	70,447
Income taxes	11,048	1,325	12,373
Consolidated net income	$54,108	$3,966	$58,074

Selected Financial Information
Total assets	$18,876,285	$232,066	$19,108,351
Depreciation and amortization	$10,790	$64	$10,854
(1)
Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Three Months Ended September 30, 2025	General Banking	Wealth Management	Consolidated
Interest income	$239,614	$3,103	$242,717
Interest expense	78,528	1,748	80,276
Funds transfer pricing, net	(1,488)	1,488	—
Net interest income	159,598	2,843	162,441
PCL	1,687	(2)	1,685
Net interest income after PCL	157,911	2,845	160,756
Service charges on deposit accounts	11,188	63	11,251
Bank card and other fees	8,260	58	8,318
Mortgage banking, net	8,182	—	8,182
Wealth management	185	9,613	9,798
Other, net	2,299	83	2,382
Internal allocations	(99)	99	—
Noninterest income	30,015	9,916	39,931
Salaries and employee benefits	65,678	5,830	71,508
Services and fees	28,083	694	28,777
Other segment expenses (1)	30,253	395	30,648
Internal allocations	(1,699)	1,699	—
Noninterest expense	122,315	8,618	130,933
Income before income taxes	65,611	4,143	69,754
Income taxes	11,939	1,028	12,967
Consolidated net income	$53,672	$3,115	$56,787

Selected Financial Information
Total assets	$18,600,667	$200,843	$18,801,510
Depreciation and amortization	$9,682	$65	$9,747
(1)
Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Nine Months Ended September 30, 2026	General Banking	Wealth Management	Consolidated
Interest income	$700,804	$9,614	$710,418
Interest expense	212,299	4,283	216,582
Funds transfer pricing, net	(3,521)	3,521	—
Net interest income	484,984	8,852	493,836
PCL	1,535	225	1,760
Net interest income after PCL	483,449	8,627	492,076
Service charges on deposit accounts	31,440	215	31,655
Bank card and other fees	24,831	49	24,880
Mortgage banking, net	25,728	—	25,728
Wealth management	369	32,107	32,476
Other, net	9,402	268	9,670
Gain on sale-leaseback, net	61,518	—	61,518
Securities gains (losses), net	(61,511)	—	(61,511)
Internal allocations	(363)	363	—
Noninterest income	91,414	33,002	124,416
Salaries and employee benefits	204,082	17,834	221,916
Services and fees	85,441	2,196	87,637
Other segment expenses (1)	89,310	1,415	90,725
Internal allocations	(5,662)	5,662	—
Noninterest expense	373,171	27,107	400,278
Income before income taxes	201,692	14,522	216,214
Income taxes	34,890	3,613	38,503
Consolidated net income	$166,802	$10,909	$177,711

Selected Financial Information
Total assets	$18,876,285	$232,066	$19,108,351
Depreciation and amortization	$30,779	$193	$30,972

(1)
Other segment expenses for the General Banking Segment include net occupancy-premises, equipment expense, FDIC assessment expense, other real estate expense, net, loan expense and other miscellaneous expense. Other segment expenses for the Wealth Management Segment include net occupancy-premises, equipment expense, FDIC assessment expense, loan expense and other miscellaneous expense.

Nine Months Ended September 30, 2025	General Banking	Wealth Management	Consolidated
Interest income	$700,073	$9,219	$709,292
Interest expense	232,624	3,416	236,040
Funds transfer pricing, net	(775)	775	—
Net interest income	466,674	6,578	473,252
PCL	11,677	(22)	11,655
Net interest income after PCL	454,997	6,600	461,597
Service charges on deposit accounts	32,365	107	32,472
Bank card and other fees	24,601	135	24,736
Mortgage banking, net	25,555	—	25,555
Wealth management	562	28,417	28,979
Other, net	10,474	189	10,663
Internal allocations	(288)	288	—
Noninterest income	93,269	29,136	122,405
Salaries and employee benefits	191,380	16,918	208,298
Services and fees	80,039	1,983	82,022
Other segment expenses (1)	88,525	1,213	89,738
Internal allocations	(4,667)	4,667	—
Noninterest expense	355,277	24,781	380,058
Income before income taxes	192,989	10,955	203,944
Income taxes	34,961	2,722	37,683
Consolidated net income	$158,028	$8,233	$166,261

Selected Financial Information
Total assets	$18,600,667	$200,843	$18,801,510
Depreciation and amortization	$28,042	$190	$28,232

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

ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” Issued in September 2025, ASU 2025-06 seeks to update the guidance on accounting for software due to changes in how software is generally developed. When software accounting guidance was first issued, companies developing software generally followed a prescriptive and sequential development method (e.g., waterfall). Since then, many companies have adopted a more incremental and iterative development method (i.e., agile). As a result, many stakeholders noted the challenges of applying current internal-use software accounting requirements that do not specifically address software developed using an incremental and iterative method, which has led to diversity in practice in determining when to begin capitalizing software costs. The amendments of ASU 2025-06 remove all references to a prescriptive and sequential software development method (referred to as "project stages") throughout FASB ASC Subtopic 350-40, and require an entity to start capitalizing software costs when both of the following occur: (1) Management has authorized and committed to funding the software project; and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). In evaluating the probable-to-complete recognition threshold, a company is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Trustmark intends to adopt the amendments of ASU 2025-06 effective January 1, 2028. Trustmark is currently evaluating the impact the amendments of ASU 2025-06 will have with regard to its internal-use software; however, adoption of ASU 2025-06 is not expected to have a material impact to Trustmark’s consolidated financial statements or results of operations.

ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” Issued in November 2025, ASU 2025-08 expands the gross-up approach for accounting for credit losses on acquired financial assets, addressing complexity and comparability issues caused by previous distinctions between purchased financial assets with credit deterioration (PCD assets) and non-PCD assets. ASU 2025-08 requires loans (excluding credit cards) acquired without significant credit deterioration and deemed "seasoned" to be accounted for using the gross-up approach. For these purchased seasoned loans (loans, excluding credit cards, debt securities and trade receivables, acquired through a business combination accounted for using the acquisition method or other loans acquired through transfers not accounted for as business combinations purchased at least 90 days after origination and not originated by the acquirer), the initial ACL is added to the purchase price to determine the amortized cost basis. Entities can elect to measure this ACL using the amortized cost basis if not employing a discounted cash flow method, with elections being irrevocable. ASU 2025-08 clarifies that purchased seasoned loans are subject to the same accrual policies as originated assets and are not subject to the guidance that permits interest income accrual on PCD assets when there is a reasonable expectation for amounts to be collected or recovery limitations. ASU 2025-08 also amends disclosure requirements for the rollforward of the ACL to present the initial allowance recognized on such loans separately. ASU 2025-08 is effective for annual periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods, with early adoption allowed and prospective application required. Trustmark intends to adopt the amendments of ASU 2025-08 on January 1, 2027; however, as the amendments of this ASU must be applied on a prospective basis, adoption of this ASU will have no impact to Trustmark's consolidated financial statements or results of operations until an acquisition occurs.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark Bank (TB), a Mississippi-chartered banking corporation. TB is a member bank of the Federal Reserve System and is supervised by the Federal Reserve Bank of Atlanta (FRBA) and the Mississippi Department of Banking and Consumer Finance (MDBCF). In addition, as a large provider of consumer financial services, TB remains subject to regulation, supervision, enforcement and examination by the Consumer Financial Protection Bureau (CFPB). Dividends from TB are Trustmark’s principal source of cash. Effective July 1, 2026, TB was no longer required to obtain approval from the MDBCF, except under certain enumerated supervisory circumstances, prior to the declaration and payment of its quarterly dividend as a result of the enactment of Mississippi Senate Bill 2383, which amended the Mississippi banking code. At September 30, 2026, TB had total assets of $19.106 billion, which represented 99.99% of the consolidated assets of Trustmark.

Through TB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,574 full-time equivalent associates (measured at September 30, 2026) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Georgia (primarily in Atlanta, which is referred to herein as Trustmark's Georgia market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along two operating segments: General Banking Segment and Wealth Management Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2025 (2025 Annual Report).

Executive Overview

During the first nine months of 2026, Trustmark completed strategic actions to improve the flexibility and future earnings capacity of its balance sheet. Trustmark completed the following non-routine transactions during the third quarter of 2026:

•
On September 3, 2026, TB entered into and simultaneously closed a sale agreement in which 34 bank branch properties owned and operated by TB (collectively, the branches) were sold to entities affiliated with Blue Owl Real Estate Capital LLC (collectively, Blue Owl), for an aggregate cash net purchase price of $91.7 million. The branches are located in Alabama, Florida, Mississippi, Tennessee and Texas. Concurrently with the closing of the sale of the branches, TB entered into triple net lease agreements (the lease agreements) with Blue Owl, pursuant to which TB leased each of the branches (the sale of the branches pursuant to the sale agreement, and the lease of the branches pursuant to the lease agreements, are collectively referred to as the sale-leaseback transaction). Each of the lease agreements has an initial term of 15 years and provides TB with three consecutive renewal options of five years each. The initial aggregate annual rent payable by TB under the lease agreements is $6.4 million, subject to a 1.5% annual rent escalation during the initial term and the renewal terms, if exercised. No branches were closed as a result of the sale-leaseback transaction. The sale of the branches resulted in a gain of $61.5 million ($46.1 million, net of taxes), after transaction-related expenses, included in noninterest income on the accompanying consolidated statements of income. As a result of the sale-leaseback transaction, Trustmark had additional operating lease right-of-use assets of $72.5 million and operating lease liabilities of $72.6 million at September 30, 2026. The renewal terms were excluded from the measurement of the right-of-use assets and lease liabilities since Management determined that the exercise of the renewal terms was not reasonably certain.
•
Following the completion of the sale-leaseback transaction, Trustmark executed a restructuring of its investment securities portfolio by reclassifying its securities held to maturity to securities available for sale. Trustmark then sold $629.5 million of its lower-yielding investment securities with a weighted-average yield of approximately 1.4% and purchased $628.0 million of investment securities with a weighted-average yield of approximately 5.0%, which resulted in a loss of $61.5 million ($46.1 million, net of taxes).

Trustmark completed the following non-routine transactions during the second quarter of 2026:

•
Trustmark sold a portfolio of 1-4 family mortgage loans that were primarily three payments delinquent and/or nonaccrual totaling $73.8 million, which resulted in a loss of $11.3 million. Total reserves released or used due to the sale of 1-4 family mortgage loans were $15.5 million, of which $9.2 million ($6.9 million, net of taxes) were released and recorded to PCL,

LHFI sale of 1-4 family mortgage loans and $6.3 million (the credit related portion of the loss) were recorded as charge-offs against the ACL, LHFI. The noncredit-related portion of the loss totaled $5.0 million ($3.8 million, net of taxes) and was recorded to noninterest income in other, net. In total, the sale of the 1-4 family mortgage loans resulted in an increase in pre-tax net income of $4.2 million ($3.2 million, net of taxes).
•
TB and Visa completed an exchange, offered by Visa to institutional holders of certain classes of its common stock, in which TB received shares of Visa Class B-3 common stock (Visa B-3 shares) and Visa Class C common stock (Visa C shares) for its outstanding shares of Visa Class B-2 common stock (Visa B-2 shares). Two-thirds of the Visa C shares received by TB were converted to Visa Class A common stock (Visa A shares) pursuant to the terms thereof and subsequently sold, resulting in a gain of $3.3 million ($2.5 million, net of taxes). The remaining one-third of the Visa C shares received by TB were recognized at fair value, which resulted in a gain of $1.7 million ($1.2 million, net of taxes). During the third quarter of 2026, TB converted the remaining one-third of Visa C shares to Visa A shares and subsequently sold them for approximately the same carrying value as of June 30, 2026. The total gain on the Visa shares was recorded to noninterest income in other, net. The Visa B-3 shares were recorded at their nominal carrying value.

For further information regarding these non-routine transactions and the impact to Trustmark's financial results, see the section captioned "Non-GAAP Financial Measures."

In addition to these non-routine transactions, Trustmark's financial results for the three and nine months ended September 30, 2026 reflected continued growth in net interest income, diversified growth in loans held for investment (LHFI), stable credit quality and cost-effective core deposit growth. Trustmark's capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. Trustmark continued to implement organic growth initiatives and make investments to capitalize on opportunities in its marketplace. With robust capital, liquidity and profitability, Trustmark is well-positioned to continue to compete in changing economic conditions and create long-term value for its shareholders. On October 27, 2026, Trustmark’s Board of Directors declared a quarterly cash dividend of $0.25 per share. The dividend is payable December 15, 2026, to shareholders of record on December 1, 2026.

Recent Economic and Industry Developments

Economic activity during the first nine months of 2026 expanded at a moderate pace, supported by continued consumer spending and business investment, including investment in artificial intelligence (AI) infrastructure. Labor market conditions remained generally stable despite uneven monthly job gains, while high mortgage rates and soft sales continued to constrain housing activity. Inflation remained elevated as higher energy and housing costs offset signs of easing in certain core measures, and historically low savings rates increased consumer vulnerability. Economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, including the conflicts in Ukraine and the Middle East, the current United States presidential administration's policies, tariffs, inflationary and broader pricing pressures, volatility in energy prices and other economic and industry volatility. Concerns surrounding the direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions and thus may have an impact upon Trustmark's financial condition or results of operations.

The FRB decreased the target federal funds rate to a range of 3.50% to 3.75% and the rate it pays on reserves to 3.65% as of December 2025. The FRB left the target federal funds rate and the rate it pays on reserves unchanged for most of 2026. In September 2026, the FRB increased the target federal funds rate to a range of 3.75% to 4.00%, and increased the rate it pays on reserves to 3.90%. The FRB stated that economic activity was expanding at a solid pace, supported by resilient domestic spending, strong productivity growth and robust capital investment; job gains had kept pace with the workforce and unemployment had changed little, while inflation remained elevated. The FRB indicated that the rate increase was intended to support a timelier return of inflation to its 2% objective and continued its policy of maintaining ample reserves in the banking system. Rate increases generally increase the competitive pressures on Trustmark's deposit cost of funds. While rate cuts potentially reduce those competitive pressures, they increase pressure on Trustmark's net interest margin, a key component to its financial results. It is not possible to predict the direction, pace or magnitude of further changes, if any, in interest rates, or the impact any such rate changes will have on Trustmark's results of operations.

In the August and October 2026 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ (Districts) reports suggested that during the reporting periods (covering the periods from July 7, 2026 through August 24, 2026 and August 25, 2026 through October 5, 2026) overall economic activity increased at a slight to moderate pace in most Districts. The August report indicated that economic activity increased at a slight to moderate pace in ten of the twelve Districts, while two Districts reported no change. The October report indicated moderate growth in economic activity in two Districts, modest growth in three Districts, slight growth in four Districts and no significant change in three Districts. Manufacturing was a principal source of strength, particularly activity related to defense, energy, semiconductors and data centers, while activity in many other sectors showed little growth. Reports by the twelve Districts noted the following during the reporting periods:

•
Consumer spending increased slightly on balance as higher-income households continued to support discretionary and premium spending, while lower- and middle-income consumers exhibited greater price sensitivity and financial strain from higher fuel, food, housing and borrowing costs. Auto sales were generally subdued or flat to modestly lower because of affordability concerns, elevated financing costs and weaker consumer confidence.
•
Manufacturing activity strengthened across many Districts, with notable demand from defense and data center-related projects. Firms continued to report elevated costs for energy, transportation, metals, petrochemicals and other raw materials, together with tariff-related pressures and supply chain constraints. Agricultural conditions remained strained in many areas despite some improvement in livestock markets.
•
Financial conditions improved slightly as loan volumes remained solid or increased across most Districts. Residential construction declined while nonresidential construction increased on balance, with some Districts noting a high concentration of activity related to data center projects.
•
Business outlooks remained generally positive but cautious. Most Districts expected slight growth in the coming months, weighted toward manufacturing, with heightened uncertainty surrounding the effects of higher energy prices, policy and international conflict.
•
Labor market conditions changed little overall. Healthy labor demand was seen most frequently in manufacturing, construction and some service sectors, while retail and hospitality sectors saw falling labor demand. District contacts continued to report shortages of specialized, technical and skilled trade workers. Districts also reported both positive and negative effects of AI on labor demand. Wage growth was generally modest to moderate, with several Districts noting that inflation had spawned additional wage pressure in the form of higher cost-of-living demands from individuals as well as challenges from rising benefit costs.
•
Prices continued to increase, with moderate or stronger price growth in most Districts and accelerating pressures in several areas. Higher oil and diesel prices affected all Districts and contributed to increased freight and supply chain costs. Tariffs, metals, construction materials, insurance and health care also remained important cost pressures. Consumer price sensitivity constrained firms’ ability to pass through higher costs and pressured margins.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida, Georgia and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), generally reflected the national pattern of continued growth accompanied by persistent price and policy uncertainty. The Federal Reserve’s Sixth District reported modest loan growth overall, with niche lending continuing to show the strongest growth, driven by specialized consumer and business loans and loans to non-depository institutions. The Federal Reserve’s Sixth District also reported tighter underwriting standards affecting small businesses most acutely, with several institutions exiting the Small Business Administration lending market due to increased risk and unclear compliance requirements. The Federal Reserve’s Eighth District reported strong loan demand, with several banks reporting solid commercial and industrial lending activity. The Federal Reserve’s Eighth District noted that credit standards were generally steady and asset quality remained positive, though bankers across the region noted rising delinquencies and slow payments among households and small businesses. The Federal Reserve’s Eleventh District reported loan volume and demand continued to grow, driven by consumer and industrial and commercial real estate loans, credit standards and terms tightened and overall loan performance improved. The Federal Reserve’s Eleventh District also noted changing outlooks by bankers, as bankers reported optimistic outlooks with expectations of strong growth in loan demand and business activity and slight deterioration in loan performance in the August report; however, in the October report, bankers’ outlooks turned pessimistic with expectations of a slight decline in loan demand and worsening loan performance, citing the ongoing Middle East conflict, elevated inflation and the increase in the federal funds rate as the reason for the change in outlooks.

Trustmark is continuing to monitor the effects of modest and uneven economic growth, elevated energy and transportation costs, tariffs, inflationary pressures, geopolitical developments, changing consumer behavior and other administrative policies on its customer base, interest rates, loan demand and credit-related conditions. Recent Federal Reserve District reports indicate that consumer activity remains sensitive to affordability and financing costs, labor markets are broadly stable but hiring is cautious, and businesses continue to face elevated input costs and uncertainty. Economic uncertainty or market disruptions arising from these factors could reduce loan demand, increase funding costs, pressure net interest margin or increase loan nonperformance. It is not possible to predict the timing or magnitude of changes in government policy, interest rates, geopolitical conditions or broader economic trends, or the effects such developments could have on Trustmark’s customer base, credit quality, financial condition or results of operations.

Financial Highlights

Trustmark reported net income of $58.1 million, or basic and diluted earnings per share (EPS) of $1.00, in the third quarter of 2026, compared to $56.8 million, or basic and diluted EPS of $0.94, in the third quarter of 2025. Trustmark’s reported performance during the quarter ended September 30, 2026 produced a return on average tangible equity of 12.72%, a return on average assets of 1.21%, an average equity to average assets ratio of 11.24% and a dividend payout ratio of 25.00%, compared to a return on average tangible equity of 12.84%, a return on average assets of 1.21%, an average equity to average assets ratio of 11.26% and a dividend payout ratio of 25.53% during the quarter ended September 30, 2025.

Trustmark reported net income of $177.7 million, or basic and diluted EPS of $3.04 and $3.03, respectively, for the nine months ended September 30, 2026, compared to $166.3 million, or basic and diluted EPS of $2.75 and $2.74, respectively, for the same time period in 2025. Trustmark's reported performance during the first nine months of 2026 produced a return on average tangible equity of 13.13%, a return on average assets of 1.25%, an average equity to average assets ratio of 11.26% and a dividend payout ratio of 24.67%, compared to a return on average tangible equity of 13.03%, a return on average assets of 1.21%, an average equity to average assets ratio of 11.09% and a dividend payout ratio of 26.18% for the first nine months of 2025.

For further information regarding the calculation of return on average tangible equity, which is not a measure prepared in accordance with U.S. generally accepted accounting principles (GAAP), see the section captioned "Non-GAAP Financial Measures."

Total revenue, which is defined as net interest income plus noninterest income, for the three months ended September 30, 2026 was $207.1 million, an increase of $4.8 million, or 2.4%, when compared to the same time period in 2025. Total revenue for the nine months ended September 30, 2026 was $618.3 million, an increase of $22.6 million, or 3.8%, when compared to the same time period in 2025. The increase in total revenue when the three and nine months ended September 30, 2026 are compared to the same time periods in 2025, was principally due to an increase in net interest income.

Net interest income for the three and nine months ended September 30, 2026 totaled $167.6 million and $493.8 million, respectively, an increase of $5.2 million, or 3.2%, and $20.6 million, or 4.3%, respectively, when compared to the same time periods in 2025. Interest income totaled $240.9 million for the three months ended September 30, 2026, a decrease of $1.8 million, or 0.7%, when compared to the same time period in 2025, principally due to a decrease in interest and fees on LHFS and LHFI, partially offset by an increase in interest on securities. Interest income totaled $710.4 million for the nine months ended September 30, 2026, an increase of $1.1 million, or 0.2%, when compared to the same time period in 2025, principally due to an increase in interest on securities, partially offset by a decline in other interest income. Interest expense totaled $73.3 million and $216.6 million, respectively, for the three and nine months ended September 30, 2026, a decrease of $7.0 million, or 8.7%, and $19.5 million, or 8.2%, respectively, when compared to the same time periods in 2025, reflecting declines in all categories of interest expense.

Noninterest income for the three months ended September 30, 2026 totaled $39.5 million, a decrease of $431 thousand, or 1.1%, when compared to the same time period in 2025, principally due to declines in other, net, service charges on deposit accounts and mortgage banking, net, partially offset by an increase in wealth management. Noninterest income for the nine months ended September 30, 2026 totaled $124.4 million, an increase of $2.0 million, or 1.6%, when compared to the same time period in 2025, principally due to an increase in wealth management partially offset by a decline in other, net. Wealth management totaled $11.2 million and $32.5 million, respectively, for the three and nine months ended September 30, 2026, an increase of $1.4 million, or 13.9%, and $3.5 million, or 12.1%, respectively, when compared to the same time periods in 2025, principally due to increases in income from brokerage and trust management services. Other, net totaled $1.7 million for the three months ended September 30, 2026, a decrease of $705 thousand, or 29.6%, when compared to the same time period in 2025, principally due to a decrease in other miscellaneous income, primarily due to a decline cash management fees partially offset by an increase in gains on non-qualified benefit plans. Other, net totaled $9.7 million for the nine months ended September 30, 2026, a decrease of $993 thousand, or 9.3%, when compared to the same time period in 2025, principally due to the loss on the sale of the 1-4 family mortgage loans and a decline in other miscellaneous income, partially offset by the total gain on the sale of the Visa A shares and the fair value adjustment of the Visa C shares. The decrease in other miscellaneous income when the first nine months of 2026 is compared to the same time period in 2025 was principally due to declines in cash management fees and gains on sales of premises and equipment, partially offset by an increase in income from other partnership investments. Service charges on deposit accounts totaled $10.6 million for the three months ended September 30, 2026, a decrease of $625 thousand, or 5.6%, when compared to the same time period in 2025, principally due to declines in non-sufficient funds and overdraft fees on commercial demand deposit accounts and consumer interest checking accounts. Mortgage banking, net totaled $7.9 million for the three months ended September 30, 2026, a decrease of $302 thousand, or 3.7%, when compared to the same time period in 2025, principally due to a decline in the gain on sales of loans, net and an increase in the run-off of the MSR, partially offset by an increase in the net hedge ineffectiveness.

Noninterest expense for the three and nine months ended September 30, 2026 totaled $134.4 million and $400.3 million, respectively, an increase of $3.5 million, or 2.7%, and $20.2 million, or 5.3%, respectively, when compared to the same time periods in 2025. The increase in noninterest expense when the three months ended September 30, 2026 is compared to the same time period in 2025 was principally due to increases in salaries and employee benefits and services and fees, partially offset by a decline in other expense. The increase in noninterest expense when the first nine months of 2026 is compared to the same time period in 2025, was principally due to increases in salaries and employee benefits, services and fees and equipment expense, partially offset by a decline in other expense. Salaries and employee benefits totaled $74.7 million for the three months ended September 30, 2026, an increase of $3.2 million, or 4.4%, when compared to the same time period in 2025, principally due to increases in salaries expense primarily due to general merit increases, commission expense related to mortgage origination production and brokerage activity and incentive stock compensation expense, partially offset by a decline in annual management performance incentives. Salaries and employee benefits totaled $221.9 million for the nine months ended September 30, 2026, an increase of $13.6 million, or 6.5%, when compared to the same time period in 2025, principally due to increases in salaries expense primarily due to general merit increases, commission expense related to mortgage origination production and brokerage activity, incentive stock compensation expense, payroll taxes, contributions to employee retirement funds and medical insurance expense. Services and fees totaled $29.9 million for the three months ended September 30, 2026, an increase of $1.2 million, or 4.1%, when compared to the same time period in 2025, principally due to increases in data processing expenses related to software, partially offset by declines in business process outsourcing expenses and outside services and fees. Services and fees totaled $87.6 million for the nine months ended September 30, 2026, an increase of $5.6 million, or 6.8%, when compared to the same time period in 2025, principally due to increases in data processing expenses related to software and advertising expense, partially offset by a decline in outside services and fees. Equipment expense totaled $7.0 million and $21.2 million, respectively, for the three and nine months ended September 30, 2026, an increase of $548 thousand, or 8.5%, and $2.3 million, or 12.1%, respectively, when compared to the same time periods in 2025, principally due to an increase in data processing equipment expense. Other expense totaled $14.3 million for the three months ended September 30, 2026, a decrease of $2.2 million, or 13.2%, when compared to the same time period in 2025, principally due to declines in other real estate expense and FDIC assessment expense. Other expense totaled $45.4 million for the nine months ended September 30, 2026, a decrease of $2.8 million, or 5.7%, when compared to the same time period in 2025, principally due to declines in FDIC assessment expense and other real estate expense, partially offset by an increase in loan expense.

Trustmark’s total PCL, LHFI for the three and nine months ended September 30, 2026 totaled $1.2 million and $1.1 million, respectively. The PCL, LHFI for the nine months ended September 30, 2026 included a provision release of $9.2 million as a result of the sale of 1-4 family mortgage loans during the second quarter of 2026. The PCL, LHFI excluding the sale of 1-4 family mortgage loans totaled $1.2 million and $10.3 million, respectively, for the three and nine months ended September 30, 2026, compared to a PCL, LHFI of $1.4 million and $14.9 million, respectively, for the same time periods in 2025, a decrease of $211 thousand, or 15.2%, and $4.5 million, or 30.6%, respectively. The decrease in the PCL, LHFI excluding the sale of 1-4 family mortgage loans when the three months ended September 30, 2026 is compared to the same time period in 2025 was principally due to a decline in required reserves as a result of updates to various factors, positive credit migration, a decline in loan growth and changes in the macroeconomic forecast, partially offset by an increase in required reserves on individually analyzed credits and reserves released as a result of the resolution of the Credit Quality Review Qualitative Factor during the third quarter of 2025. The decrease in the PCL, LHFI excluding the sale of 1-4 family mortgage loans when the nine months ended September 30, 2026 is compared to the same time period in 2025 was principally due to a decline in required reserves as a result of positive credit migration, a decline in loan growth and changes in the macroeconomic forecast, partially offset by an increase in required reserves on individually analyzed credits and reserves released as a result of the resolution of the Credit Quality Review Qualitative Factor during the third quarter of 2025.

The PCL, LHFI excluding the sale of 1-4 family mortgage loans for the three months ended September 30, 2026 was principally attributable to specific reserves on individually analyzed loans and changes in the macroeconomic forecast, partially offset by positive credit migration, adjustments to the qualitative factors and adjustments to the weighted-average life assumptions. The PCL, LHFI excluding the sale of 1-4 family mortgage loans for the nine months ended September 30, 2026 was principally attributable to specific reserves on individually analyzed loans and loan growth, partially offset by positive credit migration and changes in the macroeconomic forecast.

The PCL, off-balance sheet credit exposures totaled $1.1 million and $668 thousand, respectively, for the three and nine months ended September 30, 2026, compared to $295 thousand and a negative $3.2 million, respectively, for the same time periods in 2025, an increase in provision expense of $790 thousand and $3.9 million, respectively. The increase in the PCL, off-balance sheet credit exposures when the three months ended September 30, 2026 is compared to the same time period in 2025, was primarily due to an increase in unfunded commitment balances and reserves released as a result of the resolution of the Credit Quality Review Qualitative Factor during the third quarter of 2025, partially offset by positive credit migration and a decrease in reserves resulting from changes in the quantitative reserve rates due to changes in the macroeconomic forecast. The increase in the PCL, off-balance sheet credit exposures when the first nine months of 2026 is compared to the same time period in 2025, was primarily due to increases in the quantitative reserve rates due to changes in the macroeconomic forecast and the historical utilization rates, reserves released as a result of the resolution of the Credit Quality Review Qualitative Factor during the third quarter of 2025 and increases in unfunded commitment balances.

For the three months ended September 30, 2026, the PCL, off-balance sheet credit exposures was primarily attributable to an increase in unfunded commitment balances and an increase in the quantitative reserve rates due to changes in the macroeconomic forecast. For the nine months ended September 30, 2026, the PCL, off-balance sheet credit exposures was primarily attributable to an increase in the quantitative reserve rates due to changes in the macroeconomic forecast and an increase in the utilization rates for unfunded commitments, partially offset by a decrease in commercial construction unfunded commitment balances and positive credit migration. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

LHFI totaled $13.869 billion at September 30, 2026, an increase of $194.9 million, or 1.4%, compared to December 31, 2025. The increase in LHFI during the first nine months of 2026 was primarily due to net growth in commercial and industrial loans and other commercial loans and leases, partially offset by net declines in loans secured by real estate and state and other political subdivision loans. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

At September 30, 2026, nonperforming assets totaled $57.0 million, a decrease of $34.3 million, or 37.6%, compared to December 31, 2025, primarily due to the sale of 1-4 family mortgage loans during the second quarter of 2026. Nonaccrual LHFI totaled $54.3 million at September 30, 2026, a decrease of $30.0 million, or 35.6%, relative to December 31, 2025, primarily due to the sale of nonaccrual 1-4 family mortgage loans in the Mississippi market region during the second quarter of 2026, pay-offs of nonaccrual loans in the Mississippi and Texas market regions as well as nonaccrual loans foreclosed in the Mississippi and Alabama market regions, partially offset by 1-4 family mortgage loans placed on nonaccrual status in the Mississippi market region as well as one large commercial credit in the Mississippi market region and one large commercial credit in the Alabama market region placed on nonaccrual status. Other real estate totaled $2.7 million at September 30, 2026, a decrease of $4.3 million, or 61.2%, when compared to December 31, 2025, principally due to properties sold in the Mississippi, Alabama and Tennessee market regions, partially offset by properties foreclosed in the Mississippi and Alabama market regions.

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

Total deposits were $16.058 billion at September 30, 2026, an increase of $558.3 million, or 3.6%, compared to December 31, 2025. During the first nine months of 2026, noninterest-bearing deposits increased $226.4 million, or 7.5%, principally due to growth in commercial and consumer noninterest-bearing demand deposit accounts. Interest-bearing deposits increased $331.9 million, or 2.7%, during the first nine months of 2026, primarily due to growth in commercial and public interest checking accounts, commercial money market deposit accounts (MMDA) and consumer, commercial and public certificates of deposit (CDs), partially offset by declines in brokered CDs and consumer interest checking and MMDA accounts.

Federal funds purchased totaled $205.0 million at September 30, 2026, a decrease of $240.0 million, or 53.9%, compared to December 31, 2025. Other borrowings totaled $136.3 million at September 30, 2026, a decrease of $228.5 million, or 62.6%, compared to December 31, 2025, principally due to a decrease in outstanding short-term FHLB advances with the FHLB of Dallas. The decrease in federal funds purchased and short-term FHLB advances during the first nine months of 2026 reflected changes in funding needs principally due to deposit growth exceeding loan growth.

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

On July 18, 2025, President Trump signed the Guiding and Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act) into law, establishing a federal licensing and supervisory framework for payment stablecoins and their issuers. The GENIUS Act may accelerate and increase the competition that non-traditional financial institutions pose to banks’ payment services but may also create opportunities for banks to hold stablecoin reserve assets, custody stablecoins or issue stablecoins. The GENIUS Act will take effect on January 18, 2027, and requires federal and state regulatory agencies to adopt regulations implementing several of the Act’s key provisions.

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

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated Statements of Income
Total interest income	$240,915	$242,717	$710,418	$709,292
Total interest expense	73,268	80,276	216,582	236,040
Net interest income	167,647	162,441	493,836	473,252
PCL, LHFI	1,179	1,390	10,319	14,861
PCL, LHFI sale of 1-4 family mortgage loans	—	—	(9,227)	—
PCL, off-balance sheet credit exposures	1,085	295	668	(3,206)
Noninterest income	39,500	39,931	124,416	122,405
Noninterest expense	134,436	130,933	400,278	380,058
Income before income taxes	70,447	69,754	216,214	203,944
Income taxes	12,373	12,967	38,503	37,683
Net income	$58,074	$56,787	$177,711	$166,261

Total Revenue (1)	$207,147	$202,372	$618,252	$595,657

Per Share Data
Basic EPS	$1.00	$0.94	$3.04	$2.75
Diluted EPS	$1.00	$0.94	$3.03	$2.74

Cash dividends per share	$0.25	$0.24	$0.75	$0.72

Performance Ratios
Return on average equity	10.74%	10.78%	11.08%	10.89%
Return on average tangible equity	12.72%	12.84%	13.13%	13.03%
Return on average assets	1.21%	1.21%	1.25%	1.21%
Average equity / average assets	11.24%	11.26%	11.26%	11.09%
Net interest margin (fully taxable equivalent)	3.84%	3.83%	3.83%	3.80%
Dividend payout ratio	25.00%	25.53%	24.67%	26.18%

Credit Quality Ratios
Net charge-offs (recoveries) (excl sale of 1-4 family mortgage loans) / average loans (LHFS + LHFI)	0.03%	0.13%	0.03%	0.10%
PCL, LHFI / average loans (LHFS + LHFI)	0.03%	0.04%	0.10%	0.15%
Nonaccrual LHFI / (LHFS + LHFI)	0.39%	0.61%
Nonperforming assets / (LHFS + LHFI) plus other real estate	0.40%	0.67%
ACL, LHFI / LHFI	1.07%	1.22%
(1)
Consistent with Trustmark’s annual financial statements, total revenue is defined as net interest income plus noninterest income.

	September 30,
	2026	2025
Consolidated Balance Sheets
Total assets	$19,108,351	$18,801,510
Securities	2,968,327	3,082,704
Total loans (LHFS + LHFI)	14,114,735	13,776,297
Deposits	16,058,060	15,630,974
Total shareholders' equity	2,093,259	2,114,268

Stock Performance
Market value - close	$44.83	$39.60
Book value	36.21	35.16
Tangible book value	30.42	29.60

Capital Ratios
Total equity / total assets	10.95%	11.25%
Tangible equity / tangible assets	9.37%	9.64%
Tangible equity / risk-weighted assets	11.15%	11.66%
Tier 1 leverage ratio	10.39%	10.26%
Common equity Tier 1 risk-based capital ratio	11.98%	11.88%
Tier 1 risk-based capital ratio	12.36%	12.27%
Total risk-based capital ratio	14.57%	14.33%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
TANGIBLE EQUITY
AVERAGE BALANCES
Average shareholders' equity		$2,145,993	$2,090,373	$2,144,433	$2,041,407
Less: Goodwill		(334,605)	(334,605)	(334,605)	(334,605)
Identifiable intangible assets		—	(49)	—	(80)
Average tangible shareholders' equity		$1,811,388	$1,755,719	$1,809,828	$1,706,722

PERIOD END BALANCES
Shareholders' equity		$2,093,259	$2,114,268
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		—	(32)
Tangible shareholders' equity	(a)	$1,758,654	$1,779,631

TANGIBLE ASSETS
Assets		$19,108,351	$18,801,510
Less: Goodwill		(334,605)	(334,605)
Identifiable intangible assets		—	(32)
Tangible assets	(b)	$18,773,746	$18,466,873
Risk-weighted assets	(c)	$15,777,643	$15,262,807

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$58,074	$56,787	$177,711	$166,261
Plus: Intangible amortization net of tax		—	24	—	72
Net income adjusted for intangible amortization		$58,074	$56,811	$177,711	$166,333
Period end common shares outstanding	(d)	57,804,451	60,126,376

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		12.72%	12.84%	13.13%	13.03%
Tangible equity/tangible assets	(a)/(b)	9.37%	9.64%
Tangible equity/risk-weighted assets	(a)/(c)	11.15%	11.66%
Tangible book value	(a)/(d)*1,000	$30.42	$29.60

COMMON EQUITY TIER 1 CAPITAL (CET1)
Shareholders' equity		$2,093,259	$2,114,268
AOCI-related adjustments		117,719	19,380
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(320,752)	(320,754)
Other adjustments and deductions for CET1 (2)		(14)	(111)
CET1 capital	(e)	1,890,212	1,812,783
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 capital		$1,950,212	$1,872,783

Common equity tier 1 risk-based capital ratio	(e)/(c)	11.98%	11.88%

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

The following table presents a reconciliation of net income (GAAP) to operating net income (Non-GAAP) along with selected financial ratios for the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (GAAP)	$58,074	$56,787	$177,711	$166,261

Non-routine transactions (net of taxes):
Gain on sale-leaseback, net	(46,139)	—	(46,139)	—
Securities (gains) losses, net	46,133	—	46,133	—
PCL, LHFI sale of 1-4 family mortgage loans	—	—	(6,920)	—
Loss on sale of 1-4 family mortgage loans (incl in Other, net)	—	—	3,754	—
Gain on sale of Visa A shares (incl in Other, net)	—	—	(2,452)	—
Visa C shares fair value adjustment (incl in Other, net)	—	—	(1,244)	—
Operating net income (Non-GAAP)	$58,068	$56,787	$170,843	$166,261

Diluted EPS - operating (Non-GAAP)	$1.00	$0.94	$2.91	$2.74

Average shareholders' equity	$2,145,993	$2,090,373	$2,144,433	$2,041,407
Impact of non-routine transactions (1)	(3)	—	(3,457)	—
Average shareholders' equity - operating (Non-GAAP)	$2,145,990	$2,090,373	$2,140,976	$2,041,407

Average tangible shareholders' equity	$1,811,388	$1,755,719	$1,809,828	$1,706,722
Impact of non-routine transactions (1)	(3)	—	(3,457)	—
Average tangible shareholders' equity - operating (Non-GAAP)	$1,811,385	$1,755,719	$1,806,371	$1,706,722

Financial Ratios - Reported (GAAP)
Return on average equity	10.74%	10.78%	11.08%	10.89%
Return on average tangible equity	12.72%	12.84%	13.13%	13.03%
Return on average assets	1.21%	1.21%	1.25%	1.21%

Financial Ratios - Operating (Non-GAAP)
Return on average equity	10.74%	n/a	10.67%	n/a
Return on average tangible equity	12.72%	n/a	12.65%	n/a
Return on average assets	1.21%	n/a	1.20%	n/a

n/a - not applicable. Operating financial ratios (Non-GAAP) are presented only for periods that include non-routine transactions.

(1)
The quarterly average equity impact of non-routine transactions equals one-half of the net after-tax effect for the quarter. The year-to-date impact is calculated by multiplying each quarter's average equity impact, including the carry forward effects from the prior quarters, by the number of days in each quarter divided by the number of days year-to-date.

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

Net interest income-FTE for the three and nine months ended September 30, 2026 increased $5.4 million, or 3.2%, and $21.3 million, or 4.4%, respectively, when compared with the same time periods in 2025. The increase in net interest income-FTE when the three months ended September 30, 2026 is compared to the same time period in 2025 was principally due to declines in all categories of interest expense and an increase in interest on securities, partially offset by a decline in interest and fees on LHFS and LHFI-FTE. The increase in net interest income-FTE when the nine months ended September 30, 2026 is compared to the same time period in 2025 was principally due to a decline in all categories of interest expense and increases in interest on securities and interest and fees on LHFS and LHFI-FTE, partially offset by a decline in other interest income. The net interest margin-FTE for the three and nine months ended September 30, 2026 increased 1 basis point to 3.84% and 3 basis points to 3.83%, respectively, when compared to the same time periods in 2025, principally due to a decrease in the cost of interest-bearing liabilities and an increase in the yield on securities, partially offset by a decline in the yield on loans (LHFS and LHFI).

Average interest-earning assets for the three and nine months ended September 30, 2026 totaled $17.615 billion and $17.556 billion, respectively, compared to $17.111 billion and $16.953 billion, respectively, for the same time periods in 2025, an increase of $504.0 million, or 2.9%, and $603.1 million, or 3.6%, respectively, reflecting increases in all categories of average earning assets. Average LHFI increased $332.7 million, or 2.5%, and $495.2 million, or 3.7%, respectively, when the three and nine months ended September 30, 2026 are compared to the same time periods in 2025, principally due to net growth in average balances of commercial and industrial loans, other commercial loans and leases and state and other political subdivision loans, partially offset by net declines in average LHFI secured by real estate. Average LHFS increased $62.5 million, or 28.9%, and $82.3 million, or 40.8%, respectively, when the three and nine months ended September 30, 2026 are compared to the same time periods in 2025, reflecting increases in average balances of loans in the process of being sold and GNMA loans eligible for repurchase. Average securities increased $58.6 million, or 1.9%, and $22.4 million, or 0.7%, respectively, when the three and nine months ended September 30, 2026 are compared to the same time periods in 2025, principally due to securities purchased net of sales, calls, prepayments and maturities of securities. Average other earning assets increased $50.2 million, or 12.9%, and $3.2 million, or 0.8%, respectively, when the three and nine months ended September 30, 2026 are compared to the same time periods in 2025, principally due to increases in the average balances held at the FRBA and the FHLB and average margin futures-options, partially offset by a decline in the average balance of FHLB equity stock held by Trustmark.

Interest income-FTE for the three and nine months ended September 30, 2026 totaled $243.8 million and $719.2 million, respectively, a decrease of $1.7 million, or 0.7%, and an increase of $1.8 million, or 0.3%, respectively, when the three and nine months ended September 30, 2026 are compared to the same time periods in 2025. The yield on total interest-earning assets for the three and nine months ended September 30, 2026 decreased 20 basis points to 5.49% and 18 basis points to 5.48%, respectively, when compared to the same time periods in 2025. The decrease in interest income-FTE when the three months ended September 30, 2026 is compared to the same time period in 2025, was primarily due to a decrease in interest and fees on LHFS and LHFI-FTE, partially offset by an increase in interest on securities. The increase in interest income-FTE when the nine months ended September 30, 2026 is compared to the same time period in 2025, was primarily due to increases in interest on securities and interest and fees on LHFS and LHFI-FTE, partially offset by a decline in other interest income. Interest and fees on LHFS and LHFI-FTE declined $2.6 million, or 1.2%, when the three months ended September 30, 2026 is compared to the same time period in 2025, while the yield on LHFS and LHFI decreased 24 basis points to 5.97%, primarily reflecting a decline in interest rates. During the nine months ended September 30, 2026, interest and fees on LHFS and LHFI-FTE increased $1.0 million, or 0.2%, while the yield on LHFS and LHFI decreased 25 basis points to 5.94%, when compared to the same time period in 2025, primarily due to loan growth, partially offset by a decline in interest rates. Interest on securities increased $1.3 million, or 4.8%, and $2.7 million, or 3.4%, when the three and nine months ended September 30, 2026 are compared to the same time periods in 2025, while the yield on securities increased 10 basis points to 3.60% and 9 basis points to 3.56%, respectively, principally due to the restructuring of the investment securities portfolio during the third quarter of 2026. In September 2026, Trustmark restructured its investment securities portfolio by selling securities available for sale with an amortized cost of $629.5 million that had a weighted-average yield of approximately 1.4% and reinvesting the proceeds with the purchase of $628.0 million of available for sale securities with a weighted-average yield of approximately 5.0%. Other interest income declined $1.9 million, or 14.7%, when the nine months ended September 30, 2026 is compared to the same time period in 2025, while the yield on other earning assets declined 67 basis points to 3.72%, principally due to a decline in the interest earned on balances held at the FRBA which was primarily attributable to the FRB’s decision to reduce the rate paid on balances held at the FRBA during the fourth quarter of 2025.

Average interest-bearing liabilities for the three and nine months ended September 30, 2026 totaled $13.392 billion and $13.467 billion, respectively, compared to $13.052 billion and $12.984 billion, respectively, for the same time periods in 2025, an increase of $339.4 million, or 2.6%, and $482.8 million, or 3.7%, respectively, primarily due to an increase in average interest-bearing deposits, partially offset by declines in average federal funds purchased and securities sold under repurchase agreements and average other borrowings. Average interest-bearing deposits for the three and nine months ended September 30, 2026 increased $664.1 million, or 5.5%, and $618.0 million, or 5.1%, respectively, when compared to the same time periods in 2025, primarily reflecting increases in average interest-bearing demand deposits and average time deposits. Average federal funds purchased and securities sold under repurchase agreements for the three and nine months ended September 30, 2026 decreased $225.7 million, or 53.8%, and $73.2 million, or 17.7%, respectively, when compared to the same time periods in 2025, principally due to a decline in upstream federal funds purchased and the elimination of the customer sweep product during the third quarter of 2025. Average other borrowings for the three and nine months ended September 30, 2026 decreased $99.0 million, or 21.1%, and $62.1 million, or 11.5%, respectively, when compared to the same time periods in 2025, principally due to the decrease in average short-term FHLB advances outstanding with the FHLB of Dallas, partially offset by increases in average balances of GNMA loans eligible for repurchase and average subordinated notes. The increase in the average subordinated notes for the three and nine months ended September 30, 2026 when compared to the same time periods in 2025 was due to the $175.0 million aggregate principal amount of subordinated notes (the 2025 Notes) that were issued and sold by Trustmark during the fourth quarter of 2025, partially offset by the pay-off of the $125.0 million aggregate principal amount of the notes issued and sold in 2020.

Interest expense for the three and nine months ended September 30, 2026 totaled $73.3 million and $216.6 million, respectively, a decrease of $7.0 million, or 8.7%, and $19.5 million, or 8.2%, respectively, when compared with the same time periods in 2025, while the rate on total interest-bearing liabilities decreased 27 basis points to 2.17% and 28 basis points to 2.15%, respectively, primarily reflecting declines in all categories of interest expense. Interest on deposits for the three and nine months ended September 30, 2026 decreased $3.5 million, or 4.9%, and $14.0 million, or 6.8%, while the rate on interest-bearing deposits decreased 23 basis points to 2.09% and 26 basis points to 2.04%, respectively, when compared to the same time periods in 2025, primarily due to declines in interest rates paid on interest-bearing deposit accounts. Interest on federal funds purchased and securities sold under repurchase agreements for the three and nine months ended September 30, 2026 declined $2.8 million, or 60.2%, and $3.9 million, or 28.8%, respectively, while the rate on federal funds purchased and securities sold under repurchase agreements decreased 60 basis points to 3.77% and 58 basis points to 3.76%, respectively, when compared to the same time periods in 2025, primarily reflecting declines in the target federal funds rate by the FRB during the fourth quarter of 2025. Other interest expense for the three and nine months ended September 30, 2026 declined $742 thousand, or 16.2%, and $1.6 million, or 10.0%, respectively, when compared to the same time periods in 2025, while the rate on other borrowings increased 24 basis points to 4.12% and 7 basis points to 3.95%, respectively, primarily due to the declines in the average balance of outstanding FHLB advances with the FHLB of Dallas, partially offset by an increase in interest expense on the 2025 Notes.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2026			2025

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Securities	$3,078,234	$27,914	3.60%	$3,019,667	$26,625	3.50%
Loans (LHFS and LHFI)	14,097,321	211,990	5.97%	13,702,038	214,636	6.21%
Other earning assets	439,189	3,932	3.55%	389,021	4,233	4.32%
Total interest-earning assets	17,614,744	243,836	5.49%	17,110,726	245,494	5.69%
Other assets	1,627,559			1,627,362
ACL, LHFI	(147,729)			(167,775)
Total assets	$19,094,574			$18,570,313

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$12,827,431	67,582	2.09%	$12,163,324	71,065	2.32%
Federal funds purchased and securities sold under repurchase agreements	194,076	1,843	3.77%	419,802	4,626	4.37%
Other borrowings	370,320	3,843	4.12%	469,316	4,585	3.88%
Total interest-bearing liabilities	13,391,827	73,268	2.17%	13,052,442	80,276	2.44%
Noninterest-bearing demand deposits	3,246,664			3,194,587
Other liabilities	310,090			232,911
Shareholders' equity	2,145,993			2,090,373
Total liabilities and shareholders' equity	$19,094,574			$18,570,313

Net interest margin		170,568	3.84%		165,218	3.83%

Less tax equivalent adjustment		2,921			2,777
Net interest margin per consolidated statements of income		$167,647			$162,441

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Securities	$3,062,370	$81,647	3.56%	$3,039,971	$78,950	3.47%
Loans (LHFS and LHFI)	14,100,851	626,664	5.94%	13,523,338	625,642	6.19%
Other earning assets	393,014	10,933	3.72%	389,839	12,813	4.39%
Total interest-earning assets	17,556,235	719,244	5.48%	16,953,148	717,405	5.66%
Other assets	1,634,723			1,619,253
ACL, LHFI	(154,709)			(164,728)
Total assets	$19,036,249			$18,407,673

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$12,649,403	192,930	2.04%	$12,031,383	206,960	2.30%
Federal funds purchased and securities sold under repurchase agreements	340,586	9,566	3.76%	413,752	13,437	4.34%
Other borrowings	476,515	14,086	3.95%	538,588	15,643	3.88%
Total interest-bearing liabilities	13,466,504	216,582	2.15%	12,983,723	236,040	2.43%
Noninterest-bearing demand deposits	3,164,040			3,141,082
Other liabilities	261,272			241,461
Shareholders' equity	2,144,433			2,041,407
Total liabilities and shareholders' equity	$19,036,249			$18,407,673

Net interest margin		502,662	3.83%		481,365	3.80%

Less tax equivalent adjustment		8,826			8,113
Net interest margin per consolidated statements of income		$493,836			$473,252

Provision for Credit Losses

LHFI

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The total PCL, LHFI for the three and nine months ended September 30, 2026 totaled $1.2 million and $1.1 million, respectively. The total PCL, LHFI for the nine months ended September 30, 2026 included a provision release of $9.2 million as a result of the sale of 1-4 family mortgage loans during the second quarter of 2026. The PCL, LHFI excluding the sale of 1-4 family mortgage loans totaled $1.2 million and $10.3 million, respectively, for the three and nine months ended September 30, 2026, compared to a PCL, LHFI of $1.4 million and $14.9 million, respectively, for the same time periods in 2025, a decrease of $211 thousand, or 15.2%, and $4.5 million, or 30.6%, respectively. The decrease in the PCL, LHFI excluding the sale of 1-4 family mortgage loans when the three months ended September 30, 2026 is compared to the same time period in 2025 was principally due to a decline in required reserves as a result of updates to various factors, positive credit migration, a decline in loan growth and changes in the macroeconomic forecast, partially offset by an increase in required reserves on individually analyzed credits and reserves released as a result of the resolution of the Credit Quality Review Qualitative Factor during the third quarter of 2025. The decrease in the PCL, LHFI excluding the sale of 1-4 family mortgage loans when the nine months ended September 30, 2026 is compared to the same time period in 2025 was principally due to a decline in required reserves as a result of positive credit migration, a decline in loan growth and changes in the macroeconomic forecast, partially offset by an increase in required reserves on individually analyzed credits and reserves released as a result of the resolution of the Credit Quality Review Qualitative Factor during the third quarter of 2025.

Off-Balance Sheet Credit Exposures

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled $1.1 million and $668 thousand, respectively, for the three and nine months ended September 30, 2026, compared to $295 thousand and a negative $3.2 million, respectively, for the same time periods in 2025, an increase in provision expense of $790 thousand and $3.9 million, respectively. The increase in the PCL, off-balance sheet credit exposures when the three months ended September 30, 2026 is compared to the same time period in 2025, was primarily due to an increase in unfunded commitment balances and reserves released as a result of the resolution of the Credit Quality Review Qualitative Factor during the third quarter of 2025, partially offset by positive credit migration and a decrease in reserves resulting from changes in the quantitative reserve rates due to changes in the macroeconomic forecast. The increase in the PCL, off-balance sheet credit exposures when the nine months ended September 30, 2026 is compared to the same time period in 2025, was primarily due to increases in the quantitative reserve rates due to changes in the macroeconomic forecast and the historical utilization rates, reserves released as a result of the resolution of the Credit Quality Review Qualitative Factor during the third quarter of 2025 and increases in unfunded commitment balances.

See the section captioned “ACL on LHFI and Off-Balance Sheet Credit Exposures” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income

The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Service charges on deposit accounts	$10,626	$11,251	$(625)	-5.6%	$31,655	$32,472	$(817)	-2.5%
Bank card and other fees	8,149	8,318	(169)	-2.0%	24,880	24,736	144	0.6%
Mortgage banking, net	7,880	8,182	(302)	-3.7%	25,728	25,555	173	0.7%
Wealth management	11,161	9,798	1,363	13.9%	32,476	28,979	3,497	12.1%
Other, net	1,677	2,382	(705)	-29.6%	9,670	10,663	(993)	-9.3%
Gain on sale-leaseback, net	61,518	—	61,518	n/m	61,518	—	61,518	n/m
Securities gains (losses), net	(61,511)	—	(61,511)	n/m	(61,511)	—	(61,511)	n/m
Total noninterest income	$39,500	$39,931	$(431)	-1.1%	$124,416	$122,405	$2,011	1.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below. For analysis of Trustmark’s wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The decrease in service charges on deposit accounts when the three months ended September 30, 2026 is compared to the same time period in 2025, was principally due to declines in non-sufficient funds and overdraft fees on commercial demand deposit accounts and consumer interest checking accounts.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Mortgage servicing income, net	$7,520	$7,251	$269	3.7%	$22,310	$21,554	$756	3.5%
Change in fair value-MSR from runoff	(3,874)	(3,441)	(433)	-12.6%	(10,510)	(9,099)	(1,411)	-15.5%
Gain on sales of loans, net	3,951	5,230	(1,279)	-24.5%	13,542	15,080	(1,538)	-10.2%
Mortgage banking income before net hedge ineffectiveness	7,597	9,040	(1,443)	-16.0%	25,342	27,535	(2,193)	-8.0%
Change in fair value-MSR from market changes	14,175	(1,521)	15,696	n/m	21,457	(9,395)	30,852	n/m
Change in fair value of derivatives	(13,892)	663	(14,555)	n/m	(21,071)	7,415	(28,486)	n/m
Net hedge ineffectiveness	283	(858)	1,141	n/m	386	(1,980)	2,366	n/m
Mortgage banking, net	$7,880	$8,182	$(302)	-3.7%	$25,728	$25,555	$173	0.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net when the three months ended September 30, 2026 is compared to the same time period in 2025, was principally due to a decline in the gain on sales of loans, net and an increase in the run-off of the MSR, partially offset by an increase in the net hedge ineffectiveness. Mortgage loan production for the three and nine months ended September 30, 2026 was $421.4 million and $1.273 billion, respectively, an increase of $32.0 million, or 8.2%, and $139.0 million, or 12.3%, respectively, when compared to the same time periods in 2025. Loans serviced for others totaled $9.129 billion at September 30, 2026, compared with $8.912 billion at September 30, 2025, an increase of $216.3 million, or 2.4%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The decrease in the gain on sales of loans, net when the three and nine months ended September 30, 2026 are compared to the same time periods in 2025, was primarily the result of a decrease in the market valuation adjustment, partially offset by an increase in the volume of loans sold. Loan sales totaled $340.5 million and $937.3 million, respectively, for the three and nine months ended September 30, 2026, an increase of $12.9 million, or 3.9%, and $79.0 million, or 9.2%, respectively, when compared with the same time periods in 2025.

Other, Net

The following table illustrates the components of other, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,196)	$(2,385)	$189	7.9%	$(6,560)	$(6,646)	$86	1.3%
Increase in life insurance cash surrender value	1,970	1,945	25	1.3%	5,767	5,723	44	0.8%
Loss on sale of 1-4 family mortgage loans	—	—	—	—	(5,005)	—	(5,005)	n/m
Gain on sale of Visa A shares	—	—	—	—	3,269	—	3,269	n/m
Visa C shares fair value adjustment	—	—	—	—	1,659	—	1,659	n/m
Other miscellaneous income	1,903	2,822	(919)	-32.6%	10,540	11,586	(1,046)	-9.0%
Total other, net	$1,677	$2,382	$(705)	-29.6%	$9,670	$10,663	$(993)	-9.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in other, net when the three months ended September 30, 2026 is compared to the same time period in 2025 was principally due to a decline in other miscellaneous income, primarily due to a decline in cash management fees partially offset by an increase in gains on non-qualified benefit plans. The decrease in other, net when the nine months ended September 30, 2026 is compared to the same time period in 2025 was principally due to the loss on the sale of the 1-4 family mortgage loans and a decline in other miscellaneous income, partially offset by the total gain on the sale of the Visa A shares and fair value adjustment of the Visa C shares. The decrease in other miscellaneous income when the first nine months of 2026 is compared to the same time period in 2025, was principally due to declines in cash management fees and gains on sales of premises and equipment, partially offset by an increase in income from other partnership investments.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries and employee benefits	$74,684	$71,508	$3,176	4.4%	$221,916	$208,298	$13,618	6.5%
Services and fees	29,945	28,777	1,168	4.1%	87,637	82,022	5,615	6.8%
Net occupancy-premises	8,555	7,774	781	10.0%	24,109	22,666	1,443	6.4%
Equipment expense	6,958	6,410	548	8.5%	21,223	18,924	2,299	12.1%
Other expense	14,294	16,464	(2,170)	-13.2%	45,393	48,148	(2,755)	-5.7%
Total noninterest expense	$134,436	$130,933	$3,503	2.7%	$400,278	$380,058	$20,220	5.3%

Changes in the various components of noninterest expense are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three months ended September 30, 2026 is compared to the same time period in 2025 was principally due to increases in salaries expense primarily due to general merit increases, commission expense related to mortgage origination production and brokerage activity and incentive stock compensation expense, partially offset by a decline in annual management performance incentives. The increase in salaries and employee benefits when the nine months ended September 30, 2026 is compared to the same time period in 2025 was principally due to increases in salaries expense primarily due to general merit increases, commission expense related to mortgage origination production and brokerage activity, incentive stock compensation expense, payroll taxes, contributions to employee retirement funds and medical insurance expense.

Services and Fees

The increase in services and fees when the three months ended September 30, 2026 is compared to the same time period in 2025 was principally due to increases in data processing expenses related to software, partially offset by declines in business process outsourcing expenses and outside services and fees. The increase in services and fees when the nine months ended September 30, 2026 is compared to the same time period in 2025 was principally due to increases in data processing expenses related to software and advertising expense, partially offset by a decline in outside services and fees.

Net Occupancy-Premises

In September 2026, Trustmark completed a sale-leaseback transaction in which 34 bank branch properties owned and operated by TB were sold and concurrently leased back. Each of the lease agreements has an initial term of 15 years and three consecutive renewal options of five years each. The initial aggregate annual rent payable by TB under the lease agreements is $6.4 million, subject to a 1.5% annual rent escalation during the initial term and the renewal terms, if exercised. Rent expense is recognized on a straight-line basis over the 15-year term. Trustmark will recognize annual rent expense of $7.1 million related to these lease agreements, which will be partially offset by the depreciation expense savings as a result of the properties sold. During the three months ended September 30, 2026, Trustmark recognized rent expense of $556 thousand and depreciation savings of $109 thousand as a result of the sale-leaseback transaction.

Equipment Expense

The increase in equipment expense when the three and nine months ended September 30, 2026 are compared to the same time periods in 2025 was principally due to an increase in data processing equipment expense.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Loan expense	$3,371	$3,287	$84	2.6%	$10,170	$9,456	$714	7.6%
Amortization of intangibles	—	31	(31)	-100.0%	—	94	(94)	-100.0%
FDIC assessment expense	3,287	3,935	(648)	-16.5%	10,283	12,159	(1,876)	-15.4%
Other real estate expense, net	(110)	1,932	(2,042)	n/m	762	2,543	(1,781)	-70.0%
Other miscellaneous expense	7,746	7,279	467	6.4%	24,178	23,896	282	1.2%
Total other expense	$14,294	$16,464	$(2,170)	-13.2%	$45,393	$48,148	$(2,755)	-5.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in other expense when the three months ended September 30, 2026 is compared to the same time period in 2025 was principally due to declines in other real estate expense and FDIC assessment expense. The decrease in other expense when the nine months ended September 30, 2026 is compared to the same time period in 2025 was principally due to declines in FDIC assessment expense and other real estate expense, partially offset by an increase in loan expense.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 17 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the nine months ended September 30, 2026 and 2025.

General Banking

Net interest income for the General Banking Segment increased $18.3 million, or 3.9%, when the nine months ended September 30, 2026 is compared with the same time period in 2025. The increase in net interest income was primarily due to declines in all categories of interest expense as well as an increase in interest on securities, partially offset by a decline in other interest income. The net PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for the nine months ended September 30, 2026 totaled $1.5 million compared to a net PCL of $11.7 million for the same time period in 2025, a decrease of $10.1 million, or 86.9%, principally due to reserves released as a result of the sale of 1-4 family mortgage loans during the second quarter of 2026. For more information on these net interest income and PCL items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $1.9 million, or 2.0%, when the first nine months of 2026 is compared to the same time period in 2025, principally due to declines in other, net and service charges on deposit accounts. The decrease in other, net when the first nine months of 2026 is compared to the same time period in 2025 was primarily due to declines in cash management fees and gains on sales of premises and equipment, partially offset by an increase in income from other partnership investments. The decline in service charges on deposit accounts when the first nine months of 2026 is compared to the same time period in 2025 was primarily due to declines in service charges on consumer interest checking accounts, consumer demand deposit accounts and public interest checking accounts. Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; wealth management; other, net; gain on sale-leaseback, net and securities gains (losses), net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $17.9 million, or 5.0%, when the first nine months of 2026 is compared with the same time period in 2025, principally due to increases in salaries and employee benefits, data processing expense related to software, data processing equipment expense and office occupancy expense, partially offset by declines in FDIC assessment expense, other real estate expense, net and outside services and fees. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first nine months of 2026 increased $2.7 million, or 32.5%, when compared to the same time period in 2025, reflecting increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. Net interest income for the Wealth Management Segment for the nine months ended September 30, 2026 increased $2.3 million, or 34.6%, when compared to the same time period in 2025, principally due to an increase in the earnings credits assigned to the Wealth Management Segment related to deposits generated by the Private Banking group. The net PCL for the nine months ended

September 30, 2026 totaled $225 thousand compared to a negative net PCL of $22 thousand for the same period in 2025, an increase of $247 thousand. Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $3.9 million, or 13.3%, when the first nine months of 2026 is compared to the same time period in 2025, primarily due to an increase in income from brokerage and trust management services. Noninterest expense for the Wealth Management Segment increased $2.3 million, or 9.4%, when the first nine months of 2026 is compared to the same time period in 2025, principally due to an increase in salaries and employee benefits, primarily related to broker commissions and general merit increases, and indirect expenses allocated to the Wealth Management Segment.

At September 30, 2026 and 2025, Trustmark held assets under management and administration of $11.408 billion and $10.120 billion, respectively, and brokerage assets of $2.976 billion and $2.154 billion, respectively.

Income Taxes

For the three and nine months ended September 30, 2026, Trustmark’s combined effective tax rate was 17.6% and 17.8%, respectively, compared to 18.6% and 18.5%, respectively, for the same time periods in 2025. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low-income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Trustmark's earning assets consist of securities, loans and other earning assets and serve as its primary revenue streams. Average earning assets totaled $17.556 billion, or 92.2% of total average assets, for the nine months ended September 30, 2026, compared to $16.953 billion, or 92.1% of total average assets, for the nine months ended September 30, 2025, an increase of $603.1 million, or 3.6%.

Securities

Management utilizes the securities portfolio to manage interest rate risk, generate interest income, provide liquidity and serve as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 5.1 years at September 30, 2026 compared to 4.3 years at December 31, 2025. The increase in the weighted-average life of the portfolio was primarily due to the restructuring of the securities portfolio during the third quarter of 2026.

When compared to December 31, 2025, total investment securities decreased by $116.0 million, or 3.8%, during the first nine months of 2026. This decrease resulted primarily from sales, calls, maturities and pay-downs of the loans underlying GSE guaranteed securities and a decrease in the fair market value of the available for sale securities, partially offset by purchases of available for sale securities. Trustmark sold securities available for sale with an amortized cost of $629.5 million during the first nine months of 2026 generating a loss of $61.5 million. Trustmark sold no securities during the first nine months of 2025.

During the third quarter of 2026, Trustmark executed a restructuring of its investment securities portfolio to reposition lower-yielding investment securities into higher-yielding investment securities. In connection with the restructuring, Trustmark changed its intent to hold its securities held to maturity until maturity and transferred all of its securities held to maturity, with an amortized cost of $1.118 billion, to securities available for sale. At the transfer date, the transferred securities had an unrealized loss of $43.5 million.

The amortized cost basis of the securities transferred back to securities available for sale included the remaining net unrealized loss created by the prior transfers of securities available for sale to held to maturity. For securities that were not subsequently sold, that net unrealized loss remaining in accumulated other comprehensive income (loss) (AOCI), continues to be amortized over the remaining lives of the securities as a yield adjustment. At September 30, 2026, the net unamortized, unrealized loss included in AOCI in the accompanying consolidated balance sheets related to securities previously transferred from available for sale to held to maturity totaled $7.2 million compared to $36.3 million at December 31, 2025, with the decrease primarily due to the sale of securities.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At September 30, 2026, available for sale securities totaled $2.968 billion, which represented 100.0% of the securities portfolio, compared to $1.877 billion, or 60.9% of total securities, at December 31, 2025. At September 30, 2026, unrealized losses, net on available for sale securities totaled $112.0 million compared to unrealized gains, net of $34.4 million at December 31, 2025. At September 30, 2026, available for sale securities consisted of U.S. Treasury securities, direct obligations of government agencies and GSE guaranteed mortgage-related securities.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. As a result of the transfer of securities held to maturity to securities available for sale during the third quarter of 2026, Trustmark had no securities held to maturity at September 30, 2026, compared to $1.207 billion, or 39.1% of total securities, at December 31, 2025. As a result of the transfer, Trustmark intends to classify any new securities purchased as securities available for sale and does not anticipate using the held to maturity classification for the foreseeable future.

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

As of September 30, 2026, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$70,613	2.3%	$66,794	2.3%
Aa1 to Aa3	3,009,700	97.7%	2,901,533	97.7%
Total securities available for sale	$3,080,313	100.0%	$2,968,327	100.0%

	December 31, 2025
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$39,647	2.2%	$41,029	2.2%
Aa1 to Aa3	1,802,797	97.8%	1,835,801	97.8%
Total securities available for sale	$1,842,444	100.0%	$1,876,830	100.0%

Securities Held to Maturity
Aaa	$52,405	4.3%	$50,363	4.3%
Aa1 to Aa3	1,155,049	95.7%	1,130,206	95.7%
Total securities held to maturity	$1,207,454	100.0%	$1,180,569	100.0%

The tables above presenting the credit rating of Trustmark’s securities are formatted to show the securities according to the credit rating category, and not by category of the underlying security.

LHFS

At September 30, 2026, LHFS totaled $245.6 million, consisting of $112.4 million of residential real estate mortgage loans in the process of being sold to third parties and $133.2 million of GNMA optional repurchase loans. At December 31, 2025, LHFS totaled $278.8 million, consisting of $142.5 million of residential real estate mortgage loans in the process of being sold to third parties and $136.3 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2026 or 2025.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

At September 30, 2026 and December 31, 2025, LHFI consisted of the following ($ in thousands):

	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$597,759	4.3%	$549,353	4.0%
Other secured by 1-4 family residential properties	729,020	5.3%	704,514	5.1%
Secured by nonfarm, nonresidential properties	3,192,249	23.0%	3,304,523	24.2%
Other real estate secured	1,935,208	13.9%	2,124,272	15.5%
Other loans secured by real estate:
Other construction	678,225	4.9%	595,238	4.4%
Secured by 1-4 family residential properties	2,409,616	17.4%	2,351,675	17.2%
Commercial and industrial loans	2,212,869	16.0%	1,999,464	14.6%
Consumer loans	167,535	1.2%	163,754	1.2%
State and other political subdivision loans	1,003,890	7.2%	1,061,584	7.8%
Other commercial loans and leases	942,800	6.8%	819,856	6.0%
LHFI	$13,869,171	100.0%	$13,674,233	100.0%

LHFI increased $194.9 million, or 1.4%, compared to December 31, 2025. The increase in LHFI during the first nine months of 2026 was primarily due to net growth in commercial and industrial loans and other commercial loans and leases, partially offset by net declines in loans secured by real estate and state and other political subdivision loans.

Commercial and industrial loans increased $213.4 million, or 10.7%, during the first nine months of 2026, reflecting growth in the Alabama, Georgia, Mississippi, Texas and Florida market regions, partially offset by a decline in the Tennessee market region. Other commercial loans and leases increased $122.9 million, or 15.0%, during the first nine months of 2026, principally due to increases in equipment finance leases in the Georgia and Alabama market regions and other commercial loans in the Tennessee and Georgia market regions, partially offset by a decline in other commercial loans in the Mississippi and Texas market regions. The equipment finance leases are primarily reported in the Georgia market region because they are centrally analyzed and approved as part of the Equipment Finance line of business which is located in Atlanta, Georgia. State and other political subdivision loans decreased $57.7 million, or 5.4%, during the first nine months of 2026, principally due to declines in the Mississippi, Texas and Florida market regions, partially offset by growth in the Tennessee market region.

Loans secured by real estate decreased $87.5 million, or 0.9%, during the first nine months of 2026, principally due to net declines in other real estate secured loans and loans secured by nonfarm, nonresidential properties (NFNR loans), partially offset by net growth in all other categories of loans secured by real estate. Other real estate secured loans decreased $189.1 million, or 8.9%, during the first nine months of 2026, primarily due to declines in loans secured by multi-family residential properties in the Alabama, Texas, Mississippi and Georgia market regions, partially offset by other construction loans that moved to loans secured by multi-family residential properties in these market regions. Excluding other construction loan reclassifications, other real estate secured loans decreased $641.5 million, or 30.2%, during the first nine months of 2026. NFNR loans declined $112.3 million, or 3.4%, during the first nine months of 2026, principally due to declines in nonowner-occupied and owner-occupied loans in the Texas, Mississippi, Florida, Tennessee and Alabama market regions, partially offset by other construction loans that moved to NFNR loans in the Mississippi, Georgia, Texas and Alabama market regions and growth in nonowner-occupied loans in the Georgia market region. Excluding the other construction loan reclassifications, NFNR loans declined $258.9 million, or 7.8%, during the first nine months of 2026. Other construction loans increased $83.0 million, or 13.9%, during the first nine months of 2026 primarily due to new construction loans in the Mississippi, Alabama, Texas and Georgia market regions, partially offset by other construction loans moved to other loan categories upon the completion of the related construction project in the Alabama, Georgia, Mississippi and Texas market regions. During the first nine months of 2026, $599.0 million of loans were moved from other construction to other loan categories, including $452.4 million to multi-family residential loans, $113.5 million to nonowner-occupied loans and $33.1 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans totaled $680.8 million during the first nine months of 2026. Loans secured by 1-4 family residential properties, which represent traditional mortgage loans, increased $57.9 million, or 2.5%, during the first nine months of 2026 principally due to an increase in mortgage loan originations in the Mississippi market region. Loans secured by 1-4 family residential properties are primarily reported in the Mississippi market region because they are centrally analyzed and approved as part of a specific line of business located at Trustmark's headquarters in Jackson, Mississippi. Construction, land development and other land loans increased $48.4 million, or 8.8%, during the first nine months of 2026, primarily due to growth in 1-4 family construction loans in the Alabama, Texas, Tennessee and Mississippi market regions and growth in other land loans in the Mississippi, Alabama and Florida market regions, partially offset by declines in other land loans in the Texas market region, land development loans in the Mississippi market region and 1-4 family construction loans in the Georgia market region. Other loans secured by 1-4 family residential properties increased $24.5 million, or 3.5%, during the first nine months of 2026, reflecting growth in the Mississippi, Alabama, Tennessee and Texas market regions, partially offset by a decline in the Florida market region.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the other LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	September 30, 2026	December 31, 2025
Home equity loans	$64,570	$72,895
Home equity lines of credit	525,195	497,937
Percentage of loans and lines for which Trustmark holds first lien	42.9%	44.5%
Percentage of loans and lines for which Trustmark does not hold first lien	57.1%	55.5%

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

Trustmark’s variable rate LHFI are based primarily on various prime and SOFR interest rate bases. The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$112,872	$484,887	$597,759
Other secured by 1- 4 family residential properties	198,832	530,188	729,020
Secured by nonfarm, nonresidential properties	1,070,966	2,121,283	3,192,249
Other real estate secured	210,291	1,724,917	1,935,208
Other loans secured by real estate:
Other construction	13,177	665,048	678,225
Secured by 1- 4 family residential properties	981,581	1,428,035	2,409,616
Commercial and industrial loans	755,321	1,457,548	2,212,869
Consumer loans	137,522	30,013	167,535
State and other political subdivision loans	944,356	59,534	1,003,890
Other commercial loans and leases	629,593	313,207	942,800
LHFI	$5,054,511	$8,814,660	$13,869,171

	December 31, 2025
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$105,004	$444,349	$549,353
Other secured by 1- 4 family residential properties	205,341	499,173	704,514
Secured by nonfarm, nonresidential properties	1,226,244	2,078,279	3,304,523
Other real estate secured	201,897	1,922,375	2,124,272
Other loans secured by real estate:
Other construction	23,419	571,819	595,238
Secured by 1- 4 family residential properties	1,107,156	1,244,519	2,351,675
Commercial and industrial loans	804,490	1,194,974	1,999,464
Consumer loans	138,104	25,650	163,754
State and other political subdivision loans	1,010,960	50,624	1,061,584
Other commercial loans and leases	521,855	298,001	819,856
LHFI	$5,344,470	$8,329,763	$13,674,233

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

The following table presents the LHFI composition by region at September 30, 2026 and reflects each region’s diversified mix of loans ($ in thousands):

	September 30, 2026
LHFI Composition by Region	Total	Alabama	Florida	Georgia	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$597,759	$283,974	$25,806	$12,018	$126,368	$39,266	$110,327
Other secured by 1-4 family residential properties	729,020	174,649	65,284	—	353,442	91,673	43,972
Secured by nonfarm, nonresidential properties	3,192,249	793,884	151,963	183,497	1,481,129	103,637	478,139
Other real estate secured	1,935,208	703,305	1,534	313,684	596,341	7,037	313,307
Other loans secured by real estate:
Other construction	678,225	171,935	—	93,135	219,274	287	193,594
Secured by 1-4 family residential properties	2,409,616	—	—	—	2,408,164	1,452	—
Commercial and industrial loans	2,212,869	648,747	25,164	403,069	747,545	135,609	252,735
Consumer loans	167,535	19,943	8,735	—	95,270	10,512	33,075
State and other political subdivision loans	1,003,890	48,978	55,003	4,690	775,352	31,566	88,301
Other commercial loans and leases	942,800	24,377	4,785	554,618	243,567	58,632	56,821
LHFI	$13,869,171	$2,869,792	$338,274	$1,564,711	$7,046,452	$479,671	$1,570,271

Construction, Land Development and Other Land Loans by Region
Lots	$85,078	$34,618	$11,198	$—	$20,550	$3,896	$14,816
Development	77,456	38,722	—	—	12,729	10,776	15,229
Unimproved land	79,546	24,818	5,958	—	22,186	4,557	22,027
1-4 family construction	355,679	185,816	8,650	12,018	70,903	20,037	58,255
Construction, land development and other land loans	$597,759	$283,974	$25,806	$12,018	$126,368	$39,266	$110,327

Loans Secured by NFNR Properties by Region
Nonowner-occupied:
Retail	$246,032	$83,270	$9,756	$19,175	$67,548	$16,669	$49,614
Office	187,460	44,820	16,782	—	85,057	2,468	38,333
Hotel/motel	207,752	122,119	22,760	—	51,501	11,372	—
Mini-storage	199,398	48,355	738	54,854	95,109	342	—
Industrial and warehouses	540,778	97,429	18,617	59,468	281,408	2,904	80,952
Health care	124,921	106,469	641	—	15,589	293	1,929
Convenience stores	16,216	1,254	356	—	8,789	122	5,695
Nursing homes/senior living	162,414	13,948	—	—	124,452	2,885	21,129
Other	194,143	34,736	7,614	50,000	60,991	5,494	35,308
Total nonowner-occupied loans	1,879,114	552,400	77,264	183,497	790,444	42,549	232,960
Owner-occupied:
Office	150,402	44,360	27,303	—	42,442	9,895	26,402
Churches	54,565	9,243	3,351	—	37,042	1,745	3,184
Industrial and warehouses	217,650	16,702	6,661	—	68,956	8,771	116,560
Health care	81,578	4,630	13,553	—	57,953	2,049	3,393
Convenience stores	94,334	5,133	2,417	—	54,023	—	32,761
Retail	81,669	16,574	12,614	—	39,287	6,613	6,581
Restaurants	69,171	2,217	1,531	—	36,738	23,745	4,940
Auto dealerships	16,173	1,046	121	—	13,975	1,031	—
Nursing homes/senior living	398,127	124,523	—	—	273,604	—	—
Other	149,466	17,056	7,148	—	66,665	7,239	51,358
Total owner-occupied loans	1,313,135	241,484	74,699	—	690,685	61,088	245,179
Loans secured by NFNR properties	$3,192,249	$793,884	$151,963	$183,497	$1,481,129	$103,637	$478,139

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

During 2024, Trustmark executed a sale of a portfolio of 1-4 family mortgage loans that were at least three payments delinquent and/or nonaccrual at the time of selection. As a result of this sale, a credit mark was established for a sub-pool of the loans in the sale. Due to the lack of historical experience and the use of industry data for this sub-pool, Management elected to use the credit mark for reserving purposes on a go-forward basis for loans in this sub-pool that meet the same credit criteria of being three payments delinquent and/or nonaccrual. All loans of the sub-pool that meet the above credit criteria will be removed from the 1-4 family residential properties pool and placed into a separate pool with the credit mark reserve applied to the total balance. During the second quarter of 2026, Trustmark executed another sale of 1-4 family mortgage loans that were primarily three payments delinquent and/or nonaccrual at the time of selection. Trustmark elected to update the loss rate for this sub-pool of loans as a result of this sale.

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

The nature and volume of the portfolio qualitative factor is utilized for a sub-pool of loans secured by 1-4 family residential properties due to the sub-pool's significant size as well as the underlying nature being different. The nature and volume of the portfolio qualitative factor utilizes a WARM methodology that uses Trustmark's historical data for the assumptions to support the qualitative adjustment. Trustmark’s historical data is used to develop a PD based on the credit score ranges initially established as well as using the same LGD value from the mortgage sale that occurred in 2024 along with the same weighted-average life assumption utilized to determine the credit mark on this portfolio. During the second quarter of 2026, Trustmark updated the weighted-average life assumption and LGD value as a result of the sale of 1-4 family mortgage loans that occurred during the quarter. The sub-pools of credits are then aggregated into the appropriate credit score bands in which a weighted-average loss rate is calculated based on the PD and LGD for each credit score range. This weighted-average loss rate is then applied to the expected balance for the sub-segment of credits. This total is then used as the qualitative reserve adjustment.

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

At September 30, 2026, the ACL, LHFI was $148.3 million, a decrease of $8.7 million, or 5.6%, when compared with December 31, 2025. The decrease in the ACL during the first nine months of 2026 was principally due to reserves released due to the sale of 1-4 family mortgage loans, positive credit migration and changes in the macroeconomic forecast, partially offset by specific reserves on individually analyzed loans and loan growth. Total reserves released or used due to the sale of 1-4 family mortgage loans during the second quarter of 2026 were $15.5 million, of which $9.2 million were released and $6.3 million (the credit-related portion of the loss) were used for charge-offs. Allocation of Trustmark’s $148.3 million ACL, LHFI represented 0.90% of commercial LHFI and 1.61% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.07% at September 30, 2026. This compares with an ACL to total LHFI of 1.15% at December 31, 2025, which was allocated to commercial LHFI at 0.91% and to consumer and home mortgage LHFI at 1.94%.

The following table presents changes in the ACL, LHFI for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$148,189	$168,237	$157,071	$160,270
PCL, LHFI	1,179	1,390	10,319	14,861
PCL, LHFI sale of 1-4 family mortgage loans	—	—	(9,227)	—
Charge-offs, sale of 1-4 family mortgage loans	—	—	(6,316)	—
Charge-offs	(3,354)	(6,775)	(10,533)	(16,856)
Recoveries	2,324	2,390	7,024	6,967
Net (charge-offs) recoveries	(1,030)	(4,385)	(9,825)	(9,889)
Balance at end of period	$148,338	$165,242	$148,338	$165,242

The PCL, LHFI excluding the sale of 1-4 family mortgage loans for the three and nine months ended September 30, 2026 totaled 0.03% and 0.10% of average loans (LHFS and LHFI), respectively, compared to 0.04% and 0.15% of average loans (LHFS and LHFI), respectively, for the same time periods in 2025. The PCL, LHFI excluding the sale of 1-4 family mortgage loans for the three months ended September 30, 2026 was principally attributable to specific reserves on individually analyzed loans and changes in the macroeconomic forecast, partially offset by positive credit migration, adjustments to the qualitative factors and adjustments to the weighted-average life assumptions. The PCL, LHFI excluding the sale of 1-4 family mortgage loans for the nine months ended September 30, 2026 was principally attributable to specific reserves on individually analyzed loans and loan growth, partially offset by positive credit migration and changes in the macroeconomic forecast.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Alabama	$(74)	$(3,069)	$(318)	$(5,607)
Florida	(37)	2	1	136
Mississippi	(836)	(1,520)	(2,433)	(3,922)
Tennessee	(41)	(182)	(219)	(741)
Texas	(42)	384	(540)	245
Net (charge-offs) recoveries, excluding sale of 1-4 mortgage loans	(1,030)	(4,385)	(3,509)	(9,889)
Mississippi - sale of 1-4 family mortgage loans	—	—	(6,316)	—
Total net (charge-offs) recoveries	$(1,030)	$(4,385)	$(9,825)	$(9,889)

The decrease in net charge-offs when the three months ended September 30, 2026 is compared to the same time period in 2025 was principally due to decreases in charge-offs in the Alabama and Mississippi market regions. The slight decrease in net charge-offs when the nine months ended September 30, 2026 is compared to the same time period in 2025 was principally due to decreases in charge-offs in the Alabama and Mississippi market regions, partially offset by the $6.3 million of charge-offs in the Mississippi market region related to the sale of 1-4 family mortgage loans during the second quarter of 2026.

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

At September 30, 2026, the ACL on off-balance sheet credit exposures totaled $28.6 million compared to $28.0 million at December 31, 2025, an increase of $668 thousand, or 2.4%. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled $1.1 million and $668 thousand, respectively, for the three and nine months ended September 30, 2026, compared to $295 thousand and a negative $3.2 million, respectively, for the same time periods in 2025, an increase in provision expense of $790 thousand and $3.9 million, respectively. The PCL, off-balance sheet credit exposures for the three months ended September 30, 2026, was primarily attributable to an increase in unfunded commitment balances and an increase in the quantitative reserve rates due to changes in the macroeconomic forecast. The PCL, off-balance sheet credit exposures for the nine months ended September 30, 2026, was primarily attributable to an increase in the quantitative reserve rates due to changes in the macroeconomic forecast and an increase in the utilization rates for unfunded commitments, partially offset by a decrease in commercial construction unfunded commitment balances and positive credit migration.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Nonaccrual LHFI
Alabama	$11,792	$4,638
Florida	488	442
Mississippi	36,954	73,045
Tennessee	2,936	2,396
Texas	2,177	3,870
Total nonaccrual LHFI	54,347	84,391
Other real estate
Alabama	367	409
Florida	222	—
Mississippi	1,763	5,621
Tennessee	147	927
Texas	198	—
Total other real estate	2,697	6,957
Total nonperforming assets	$57,044	$91,348

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.40%	0.65%

Loans past due 90 days or more
LHFI	$4,127	$5,097

LHFS - Guaranteed GNMA serviced loans (1)	$103,895	$98,939

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At September 30, 2026, nonaccrual LHFI totaled $54.3 million, or 0.39% of total LHFS and LHFI, reflecting a decrease of $30.0 million, or 35.6%, relative to December 31, 2025. The decrease in nonaccrual LHFI during the first nine months of 2026 was primarily due to the sale of nonaccrual 1-4 family mortgage loans in the Mississippi market region during the second quarter of 2026, pay-offs of nonaccrual loans in the Mississippi and Texas market regions as well as nonaccrual loans foreclosed in the Mississippi and Alabama market regions, partially offset by 1-4 family mortgage loans placed on nonaccrual status in the Mississippi market region as well as one large commercial credit in the Mississippi market region and one large commercial credit in the Alabama market region placed on nonaccrual status. Trustmark's mortgage loans are primarily included in the Mississippi market region because these loans are centrally analyzed and approved as part of the mortgage line of business which is located in Jackson, Mississippi.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at September 30, 2026 decreased $4.3 million, or 61.2%, when compared with December 31, 2025. The decrease in other real estate during the first nine months of 2026 was principally due to properties sold in the Mississippi, Alabama and Tennessee market regions, partially offset by properties foreclosed in the Mississippi and Alabama market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30, 2026
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$5,208	$1,356	$—	$2,870	$982	$—
Additions	749	—	222	182	147	198
Disposals	(3,239)	(989)	—	(1,268)	(982)	—
Net (write-downs) recoveries	(21)	—	—	(21)	—	—
Balance at end of period	$2,697	$367	$222	$1,763	$147	$198

	Three Months Ended September 30, 2025
	Total	Alabama	Mississippi	Tennessee	Texas
Balance at beginning of period	$8,972	$772	$4,860	$1,079	$2,261
Additions	1,622	—	1,622	—	—
Disposals	(605)	(116)	(489)	—	—
Net (write-downs) recoveries	(1,664)	—	(150)	(152)	(1,362)
Balance at end of period	$8,325	$656	$5,843	$927	$899

	Nine Months Ended September 30, 2026
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$6,957	$409	$—	$5,621	$927	$—
Additions	5,026	1,042	222	3,362	202	198
Disposals	(9,085)	(989)	—	(7,114)	(982)	—
Net (write-downs) recoveries	(201)	(95)	—	(106)	—	—
Balance at end of period	$2,697	$367	$222	$1,763	$147	$198

	Nine Months Ended September 30, 2025
	Total	Alabama	Mississippi	Tennessee	Texas
Balance at beginning of period	$5,917	$170	$2,407	$1,079	$2,261
Additions	6,754	699	5,996	59	—
Disposals	(2,563)	(271)	(2,233)	(59)	—
Net (write-downs) recoveries	(1,783)	58	(327)	(152)	(1,362)
Balance at end of period	$8,325	$656	$5,843	$927	$899

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate decreased $1.6 million, or 88.7%, when the first nine months of 2026 is compared to the same time period in 2025, reflecting a decrease in the reserve for other real estate write-downs in the Texas and Mississippi market regions and declines in write-downs of other real estate in the Tennessee and Mississippi market regions, partially offset by an increase in write-downs of other real estate in the Alabama market region.

For additional information regarding other real estate, please see Note 5 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and primarily consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, MMDA, CDs and individual retirement accounts. Total deposits were $16.058 billion at September 30, 2026 compared to $15.500 billion at December 31, 2025, an increase of $558.3 million, or 3.6%. During the first nine months of 2026, noninterest-bearing deposits increased $226.4 million, or 7.5%, principally due to growth in commercial and consumer noninterest-bearing demand deposit accounts. Interest-bearing deposits increased $331.9 million, or 2.7%, during the first nine months of 2026, primarily due to growth in commercial and public interest checking accounts, commercial MMDA and consumer, commercial and public CDs, partially offset by declines in brokered CDs and consumer interest checking and MMDA accounts.

At September 30, 2026, Trustmark's total uninsured deposits were $5.952 billion, or 37.1% of total deposits, compared to $5.478 billion, or 35.3% of total deposits, at December 31, 2025.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased totaled $205.0 million at September 30, 2026 compared to $445.0 million at December 31, 2025, a decrease of $240.0 million, or 53.9%. Trustmark's federal funds purchased are overnight upstream federal funds purchased as needed for liquidity. Other borrowings totaled $136.3 million at September 30, 2026, a decrease of $228.5 million, or 62.6%, when compared with $364.8 million at December 31, 2025, principally due to a decrease in outstanding short-term FHLB advances with the FHLB of Dallas. The decrease in federal funds purchased and short-term FHLB advances during the first nine months of 2026 reflected changes in funding needs principally due to deposit growth exceeding loan growth.

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

At September 30, 2026, Trustmark’s total shareholders’ equity was $2.093 billion, a decrease of $28.4 million, or 1.3%, when compared to December 31, 2025. During the first nine months of 2026, shareholders’ equity decreased primarily as a result of an $80.7 million negative net change in the fair market value of securities, common stock repurchases of $61.0 million, common stock dividends of $44.2 million and a $23.6 million negative net change in the fair market value of cash flow hedges, partially offset by net income of $177.7 million.

Regulatory Capital

Trustmark and TB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2025 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. AOCI is not included in computing regulatory capital. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TB and limit Trustmark’s and TB’s ability to pay dividends. At September 30, 2026, Trustmark and TB exceeded all applicable minimum capital standards. In addition, Trustmark and TB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2026. To be categorized in this manner, Trustmark and TB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since September 30, 2026 which Management believes have affected Trustmark’s or TB’s present classification.

During the fourth quarter of 2025, Trustmark enhanced its capital structure with the issuance of $175.0 million of the 2025 Notes. The 2025 Notes mature on December 1, 2035 and are redeemable at Trustmark's option under certain circumstances. Trustmark used the net proceeds from the offering, after the payment of offering expenses, to repay the $125.0 million of aggregate principal amount of the

2020 Notes plus accrued interest and for general corporate purposes. At September 30, 2026 and December 31, 2025, the carrying amount of the 2025 Notes was $172.2 million and $172.0 million, respectively. The 2025 Notes qualified as Tier 2 capital for Trustmark at September 30, 2026 and December 31, 2025. Trustmark may utilize the full carrying value of the 2025 Notes as Tier 2 capital until December 1, 2030 (five years prior to maturity). Beginning December 1, 2030, the 2025 Notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at September 30, 2026 and December 31, 2025. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 14 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2026 and December 31, 2025.

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2026 and 2025 were $0.75 and $0.72, respectively. Trustmark’s indicated dividend for 2026 is $1.00 per common share, an increase of $0.04 per common share when compared to $0.96 per common share in 2025.

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

On December 2, 2025, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2026, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2026. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased 1.4 million shares of its common stock valued at $60.9 million during the first nine months of 2026.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled $15.813 billion for the first nine months of 2026 and represented 83.1% of average liabilities and shareholders’ equity, compared to average deposits of $15.172 billion, which represented 82.4% of average liabilities and shareholders’ equity for the first nine months of 2025. For more information on average interest-bearing deposits, please see the analysis included in the section captioned “Net Interest Income.”

Trustmark had $384.1 million held in an interest-bearing account at the FRBA at September 30, 2026, compared to $408.4 million held at December 31, 2025.

Trustmark utilizes brokered deposits to supplement other wholesale funding sources. At September 30, 2026 and December 31, 2025, brokered sweep MMDA deposits totaled $11.2 million and $9.6 million, respectively. In addition, Trustmark had $200.0 million of brokered CDs at September 30, 2026 compared to $299.9 million at December 31, 2025.

At September 30, 2026, Trustmark had $205.0 million of upstream federal funds purchased compared to $445.0 million of upstream federal funds purchased at December 31, 2025. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term advances at September 30, 2026, compared to $225.0 million of outstanding short-term advances at December 31, 2025. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $2.162 billion at September 30, 2026.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At September 30, 2026, Trustmark had $1.302 billion available in unencumbered Treasury and agency securities compared to $1.371 billion in unencumbered Treasury and agency securities at December 31, 2025.

Another borrowing source is the Discount Window. At September 30, 2026, Trustmark had $8.199 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and consumer LHFI, compared with $7.771 billion at December 31, 2025.

During the fourth quarter of 2025, Trustmark issued and sold $175.0 million aggregate principal amount of the 2025 Notes. Trustmark used the net proceeds from the offering, after the payment of offering expenses, to repay the existing $125.0 million of aggregate principal amount of the 2020 Notes plus accrued interest and for general corporate purposes. At September 30, 2026 and December 31, 2025, the carrying amount of the subordinated notes was $172.2 million and $172.0 million, respectively. The 2025 Notes mature December 1, 2035 and are redeemable at Trustmark’s option under certain circumstances. The 2025 Notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The 2025 Notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At September 30, 2026, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of September 30, 2026, Management is not aware of any events that are reasonably likely to have a material adverse effect on Trustmark's liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part I. Item 1. – Financial Statements of this report and Trustmark's 2025 Annual Report for the expected timing of such payments as of September 30, 2026 and December 31, 2025. In September 2026, Trustmark completed a sale-leaseback transaction in which 34 bank branch properties owned and operated by TB were sold and concurrently leased back. Each of the lease agreements has an initial term of 15 years and three consecutive renewal options of five years each. For additional information regarding the sale-leaseback transaction and expected timing of lease payments under Trustmark’s lessee arrangements, see Note 6 – Leases included in Part I. Item 1. – Financial Statements of this report.

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

Derivatives Designated as Hedging Instruments

Trustmark engages in a cash flow hedging program to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At both September 30, 2026 and December 31, 2025, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $1.630 billion.

Trustmark records any gains or losses on these cash flow hedges in AOCI. Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components included in interest and fees on LHFS and LHFI totaled $119 thousand and $360 thousand of amortization expense for the three and nine months ended September 30, 2026, respectively, compared to $132 thousand and $393 thousand of amortization expense for the three and nine months ended September 30, 2025, respectively. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. For the three and nine months ended September 30, 2026, Trustmark reclassified a loss, net of tax, of $506 thousand and $1.8 million into interest and fees on LHFS and LHFI, compared to a loss, net of tax, of $1.8 million and $5.9 million, respectively, for the same time periods in 2025. During the next twelve months, Trustmark estimates that $7.9 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $70.6 million at September 30, 2026, with a negative valuation adjustment of $442 thousand, compared to $74.5 million, with a positive valuation adjustment of $998 thousand at December 31, 2025. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $157.0 million at September 30, 2026, with a positive valuation adjustment of $4.3 million, compared to $152.0 million, with a negative valuation adjustment of $287 thousand at December 31, 2025.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $301.0 million at September 30, 2026 compared to $345.5 million at December 31, 2025. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net positive ineffectiveness of $283 thousand and a net negative ineffectiveness of $858 thousand for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the impact was a net positive ineffectiveness of $386 thousand and a net negative ineffectiveness of $2.0 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The offsetting interest rate swap transactions are either cleared through the Chicago Mercantile Exchange for clearable transactions or booked directly with institutional derivatives market participants for non-clearable transactions. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At September 30, 2026, Trustmark had interest rate swaps with an aggregate notional amount of $1.940 billion related to this program, compared to $1.991 billion at December 31, 2025.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At September 30, 2026, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements totaled $13.0 million compared to $117 thousand at December 31, 2025. At September 30, 2026 and December 31, 2025, Trustmark had posted collateral of $13.5 million and $2.2 million, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2026, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At September 30, 2026, Trustmark had entered into nine risk participation agreements as a beneficiary with an aggregate notional amount of $88.3 million compared to ten risk participation agreements as a beneficiary with an aggregate notional amount of $113.7 million at December 31, 2025. At September 30, 2026, Trustmark had entered into twenty-five risk participation agreements as a guarantor with an aggregate notional amount of $325.4 million compared to twenty-seven risk participation agreements as a guarantor with an aggregate notional amount of $267.9 million at December 31, 2025. The aggregate fair values of these risk participation agreements were immaterial at both September 30, 2026 and December 31, 2025.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at September 30, 2026 and 2025.

	Estimated % Change in Net Interest Income
	September 30,
Change in Interest Rates	2026	2025
+200 basis points	3.2%	2.8%
+100 basis points	1.6%	1.3%
-100 basis points	-1.9%	-2.1%
-200 basis points	-4.2%	-4.7%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at September 30, 2026 and 2025.

	Estimated % Change in Net Portfolio Value
	September 30,
Change in Interest Rates	2026	2025
+200 basis points	-0.8%	-0.7%
+100 basis points	-0.3%	-0.2%

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

At September 30, 2026, the MSR fair value was $158.1 million, compared to $131.7 million at September 30, 2025. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at September 30, 2026, would be a decline in fair value of $5.4 million and $6.6 million, respectively, compared to a decline in fair value of $5.0 million and $5.2 million, respectively, at September 30, 2025. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2025 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first nine months of 2026.

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

In accordance with FASB Accounting Standards Codification (ASC) Subtopic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for litigation matters when those matters present loss contingencies that are both probable and reasonably estimable. At the present time, Trustmark believes, based on its evaluation and the advice of legal counsel, that a loss in any such proceeding is not probable and reasonably estimable. All matters will continue to be monitored for further developments that would make such loss contingency both probable and a reasonable estimate cannot be made. In view of the inherent difficulty of predicting the outcome of legal proceedings, Trustmark cannot predict the eventual outcomes of the currently pending matters or the timing of their ultimate resolution. Trustmark currently believes, however, based upon the advice of legal counsel and Management’s evaluation and after taking into account its current insurance coverage, that the legal proceedings currently pending should not have a material adverse effect on Trustmark’s consolidated financial condition.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended September 30, 2026 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2026 to July 31, 2026	161,958	$46.31	161,958	$51,637
August 1, 2026 to August 31, 2026	189,342	47.54	189,342	42,636
September 1, 2026 to September 30, 2026	76,784	46.44	76,784	39,070
Total	428,084		428,084

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, none of Trustmark’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Trustmark’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Joseph E. Bond
	Duane A. Dewey		Joseph E. Bond
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	November 5, 2026	DATE:	November 5, 2026